Form 10-Q
period 2016-03-31
Global Self Storage, Inc.
filed 2016-05-16
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ____________________

Commission File Number: 001-12681

GLOBAL SELF STORAGE, INC.

(Exact name of registrant as specified in its charter)

Maryland	13-3926714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Global Self Storage, Inc.

11 Hanover Square, 12th Floor

New York, NY 10005

(212) 785-0900

(Address, including zip code, and telephone number, including area code, of Company’s principal executive offices)

John F. Ramírez, Esq.

Global Self Storage, Inc.

11 Hanover Square, 12th Floor

New York, NY 10005

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2016, was 7,416,766.

STATEMENT ON FORWARD LOOKING INFORMATION

Certain information presented in this report contains “forward-looking statements” within the meaning of the federal securities laws. Forward looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward looking statements can be identified by terminology such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “anticipates” or “intends,” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements. All forward-looking statements, including without limitation, management’s examination of historical operating trends and estimates of future earnings, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management’s expectations, beliefs and projections will result or be achieved.

All forward looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in in “Item 1A. Risk Factors” included in our most recent registration statement on Form 10. Such factors include, but are not limited to:

•

general risks associated with the ownership and operation of real  estate, including  changes in  demand, risks related to development of self storage facilities, potential liability for environmental contamination, natural disasters and adverse changes in tax, real estate and zoning laws and regulations;

•	risks associated with downturns in the national and local economies in the markets in which we operate, including risks related to current economic conditions and the economic health of our customers;
•	the impact of competition from new and existing self storage and commercial facilities and other storage alternatives;
•	difficulties in our ability to successfully evaluate, finance, integrate into our existing operations, and manage acquired and developed facilities;
•	risks related to our development of new facilities and/or participation in joint ventures;
•	risks of ongoing litigation and other legal and regulatory actions, which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business;
•

the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing the environment, taxes and o u r tenant reinsurance business and real estate investment trusts (“REITs”), and risks related to the impact of new laws and regulations;

•	risk of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with challenges to intercompany transactions with our taxable REIT subsidiaries;
•	changes in federal or state tax laws related to the taxation of REITs, which could impact our status as a REIT;
•	security breaches or a failure of our networks, systems or technology could adversely impact our business, customer and employee relationships;
•	difficulties in raising capital at a reasonable cost; and
•	economic uncertainty due to the impact of terrorism or war.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEET

March 31, 2016

(Unaudited)

Assets

Self storage facilities, net	$34,444,693
Cash and cash equivalents	3,338,816
Investments in securities	4,550,811
Accounts receivable	78,959
Prepaid expenses and other assets	193,875
Total assets	$42,607,154
Liabilities and equity
Accounts payable and accrued expenses	$565,794
Total liabilities	565,794
Commitments and contingencies
Equity
Common stock, $0.01 par value, 19,900,000 shares authorized; 7,416,766 issued and outstanding	74,168
Series A participating preferred stock, $0.01 par value, 100,000 shares authorized: zero shares issued and outstanding	—
Additional paid in capital	32,908,888
Accumulated comprehensive income	2,102,956
Retained earnings	6,955,348
Total equity	42,041,360
Total liabilities and equity	$42,607,154

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

STATEMENT OF ASSETS AND LIABILITIES (Predecessor Basis)

December 31, 2015

(Unaudited)

Assets
Investments, at value
Wholly owned subsidiaries (cost $27,749,573 )	$34,624,573
Unaffiliated issuers (cost $5,974,192)	7,809,137
42,433,710
Cash	29,763
Dividends receivable	14,403
Other assets	12,320
Total assets	42,490,196
Liabilities
Accounts payable and accrued expenses	139,025
Due to affiliates	64,649
Total liabilities	203,674
Net Assets	$42,286,522
Net Asset Value Per Share
(applicable to 7,416,766 shares outstanding: 20,000,000 shares of $.01 par value authorized )	$5.70
Net Assets Consist of
Paid in capital	$32,983,056
Undistributed net investment income	593,521
Net unrealized appreciation on investments	8,709,945
$42,286,522

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

(Unaudited)

STATEMENT OF OPERATIONS (Predecessor Basis)		CONSOLIDATED STATEMENT OF OPERATIONS (Successor Basis)
(Unaudited)	For the Period	(Unaudited)	For the Period
	January 1, 2016		January 19, 2016
	through		through
	January 18, 2016		March 31, 2016

Investment Income		Revenues
Dividends		Rental income	$893,936
Unaffiliated issuers	$5,165	Other property related income	31,292

Total investment income	5,165	Total revenues	925,228

Expenses		Expenses
Compensation and benefits	39,109	Property operations	434,797
Auditing	6,570	General and administrative	311,481
Occupancy and other office expenses	4,091	Depreciation and amortization	169,967
Directors	2,070
Bookkeeping and pricing	1,440	Total expenses	916,245
Custodian	720
Insurance	720	Operating income	8,983
Transfer agent	630
Stockholder communications	360	Other income
Registration	77	Dividend and interest income	40,138

Total expenses	55,787	Net income	$49,121

Net investment loss	(50,622)	Earnings per share - basic and diluted	$0.01

Realized and Unrealized Gain (Loss)		Weighted average shares outstanding - basic and diluted	7,416,766
Net unrealized depreciation
Unaffiliated issuers	(22,605)

Net .unrealized loss	(22,605)

Net decrease in net assets resulting from operations	$(73,227)

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Successor Basis)

For the Period January 19, 2016 through March 31, 2016

(Unaudited)

Net income	$49,121
Other comprehensive income
Unrealized gain on investment securities available-for-sale	290,616
Comprehensive income	$339,737

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

STATEMENT OF OPERATIONS (Predecessor Basis)

Three Months Ended March 31, 2015

(Unaudited)

Investment Income
Dividends
Unaffiliated issuers	$39,002
Total investment income	39,002
Expenses
Compensation and benefits	194,660
Occupancy and other office expenses	154,335
Registration	62,560
Legal	18,000
Bookkeeping and pricing	17,250
Directors	14,250
Auditing	10,350
Stockholder communications	5,520
Custodian	4,050
Insurance	2,700
Transfer agent	2,700
Other	450
Total expenses	486,825
Net investment loss	(447,823)
Realized and Unrealized Gain (Loss)
Net realized gain on investments in unaffiliated issuers	900,368
Net unrealized appreciation (depreciation)
Wholly owned subsidiaries	1,145,000
Unaffiliated issuers	(278,832)
Net realized and unrealized gain	1,766,536
Net increase in net assets resulting from operations	$1,318,713

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period January 19, 2016 through March 31, 2016

(Unaudited)

Net assets to allocate to stockholders' equity at January 18, 2016	$42,213,295

Common stock, par value
Allocated balance as of January 18, 2016; 7,416,766 shares, $0.01 par value (Predecessor Basis)	74,168
Balance as of March 31, 2016 (7,416,766 shares, $0.01 par value)	74,168

Paid in capital
Allocated balance as of January 18, 2016 (Predecessor Basis)	32,908,888
Balance as of March 31, 2016	32,908,888

Accumulated other comprehensive income
Unrealized gain on available for sale securities as of January 18, 2016 (Predecessor Basis)	1,812,340
Unrealized gain on available for sale securities	290,616
Balance as of March 31, 2016	2,102,956

Retained earnings
Allocated balance as of January 18, 2016 (Predecessor Basis)	9,230,239
Reclassification of unrealized gain on available for sale securities (Predecessor Basis)	(1,812,340)
Transitional adjustment for net unrealized gain of wholly owned subsidiaries (Predecessor Basis)	(6,875,000)
Fair value adjustment of wholly owned subsidiaries on the effective date of the change in status	7,967,086
Combined accumulated deficit of wholly owned subsidiaries prior to the change in status	(1,121,668)
Net income	49,121
Dividends	(482,090)
Balance as of March 31, 2016	6,955,348

Total stockholders' equity as of March 31, 2016	$42,041,360

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

(Unaudited)

GLOBAL SELF STORAGE, INC.
STATEMENT OF CASH FLOWS (Predecessor Basis)
For the Period January 1, 2016 through January 18, 2016
(Unaudited)

Cash Flows From Operating Activities
Net decrease in net assets resulting from operations	$(73,227)
Adjustments to reconcile decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Unrealized depreciation of investments	22,605
Net sales of short term investments	96,448
Decrease in dividends receivable	9,232
Decrease in other assets	715
Decrease in accrued expenses	(69,986)
Increase in due to affiliates	14,213

Net cash provided by operating activities	-

Cash
Beginning of period, December 31, 2015	29,763

End of period, January 18, 2016	$29,763

GLOBAL SELF STORAGE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Successor Basis)
For the Period January 19, 2016 through March 31, 2016
(Unaudited)

Cash flows from operating activities
Net income	$49,121
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	201,369
Cash from wholly owned subsidiaries consolidated upon change of status	298,003
Combined results of operations of wholly owned subsidiaries prior to the change in status	15,816
Changes in operating assets and liabilities:
Accounts receivable	12,389
Prepaid expenses and other assets	(32,194)
Accounts payable and accrued expenses	(41,282)
Net cash provided by operating activities	503,222
Cash flows from investing activities
Proceeds from sale of investments	3,526,337
Construction in progress	(229,793)
Purchase of property and equipment	(8,623)
Net cash used in investing activities	3,287,921
Cash flows from financing activities
Dividends paid	(482,090)
Net cash used in financing activities	(482,090)
Net decrease in cash and cash equivalents	3,309,053
Cash and cash equivalents, January 18, 2016	29,763
Cash and cash equivalents, March 31, 2016	$3,338,816

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

STATEMENT OF CASH FLOWS (Predecessor Basis)

For the Three Months Ended March 31, 2015

(Unaudited)

Cash Flows From Operating Activities
Net increase in net assets resulting from operations	$1,318,713
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Unrealized appreciation of investments	(866,169)
Net realized gain on sales of investment securities	(900,368)
Capital invested in wholly-owned subsidiaries	(450,000)
Proceeds from sales of investment securities	900,368
Net sales of short term investments	283,891
Decrease in due from subsidiaries	3,372
Increase in dividends receivable	(4)
Decrease in other assets	1,991
Increase in accrued expenses	169,423
Increase in due to affiliates	20,559
Net cash provided by operating activities	481,776
Cash Flows from Financing Activities
Cash distributions paid	(482,090)
Net cash used in financing activities	(482,090)
Net change in cash	(314)
Cash
Beginning of period, December 31, 2014	29,754
End of period, March 31, 2015	$29,440

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

SCHEDULE OF PORTFOLIO INVESTMENTS

December 31, 2015

(Unaudited)

Member
Equity Interest		Value
	WHOLLY OWNED SUBSIDIARIES (81.88%)
	Real Estate Owned (81.82%)
	Self Storage Properties (81.82%)
100%	SSG Bolingbrook LLC (a) (b)	$6,100,000
100%	SSG Dolton LLC (a) (b)	5,900,000
100%	SSG Merrillville LLC (a) (b)	5,700,000
100%	SSG Rochester LLC (a) (b)	5,950,000
100%	SSG Sadsbury LLC (a) (b)	5,700,000
100%	SSG Summerville I LLC (a) (b)	3,400,000
100%	SSG Summerville II LLC (a) (b)	1,850,000
	Total real estate owned (Cost $27,725,000)	34,600,000
	Other (0.06%)
100%	SSG Operations LLC (a) (b) (Cost $24,573)	24,573
	Total wholly owned subsidiaries (Cost $27,749,573)	34,624,573
Shares	COMMON STOCKS (7.34%)
	Real Estate Investment Trusts (7.34%)
	Diversified (1.58%)
2,700	Public Storage	668,790
	Industrial (5.76%)
24,000	CubeSmart	734,880
12,000	Extra Space Storage, Inc.	1,058,520
6,000	Sovran Self Storage, Inc.	643,860
		2,437,260
	Total common stocks (Cost $ 1,360,102)	3,106,050
	PREFERRED STOCKS (2.79%)
	Real Estate Investment Trusts (2.79%)
	Industrial (0.93%)
15,000	CubeSmart 7.75%, Series A	392,250
	Retail (1.86%)
15,000	Pennsylvania Real Estate Investment Trust, 8.25%, Series A	387,150
15,000	Realty Income Corp., 6.625%, Series F	397,350
		784,500
	Total preferred stocks (Cost $1,087,753)	1,176,750
	OTHER (0%)
2	RMR Asia Pacific Fund Fractional shares (b) (Cost $0)	0
	SHORT TERM INVESTMENT (8.34%)
3,526,337	SSgA Money Market Fund, 7 day annualized yield 0.01% (Cost $3,526,337)	3,526,337
	Total investments (Cost $33,723,765) (100.35%)	42,433,710
	Liabilities in excess of other assets (-0.35%)	(147,188)
	Net assets (100.00%)	$42,286,522

(a)	Controlled affiliate.
(b)	Illiquid and/or restricted security that has been fair valued.
LLC	Limited Liability Company

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION

Global Self Storage, Inc. (the “Company”) is a self-administered and self-managed REIT, formed as a Maryland corporation and is focused on the ownership, operation, acquisition, development and redevelopment of self storage facilities (“stores”). The Company stores are located in the Northeast, Mid-Atlantic and Mid-West regions of the United States. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. Accordingly, effective January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration to a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (from an investment company under the 1940 Act), and listed its common stock on the Nasdaq Capital Market (“NASDAQ”) under the symbol “SELF

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “IRC”). To the extent the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its stockholders.

The Company invests in self storage facilities by acquiring stores through its wholly owned subsidiaries. At March 31, 2016, the Company owned and operated 7 stores. The Company operates primarily in one segment: rental operations.

2. BASIS OF PRESENTATION

Upon deregistration as an investment company, the Company's status changed to an operating company from an investment company since it no longer met the assessment of an investment company under ASC 946. The Company discontinued applying the guidance in ASC 946 and began to account for the change in status prospectively by accounting for its investments in accordance with other GAAP Topics as of the date of the change in status.

The Company financial statements for the period subsequent to the deregistration are prepared on a consolidated basis to include the financial position, results of operations, and cash flows of the Company and its wholly-owned subsidiaries, rather than by the investment company fair valuation approach. This change in status and the concomitant accounting policies affect the comparability of the financial statements for directly presenting corresponding items for 2016 and 2015. As such, for the three months ended March 31, 2016, the consolidated statements of operations and cash flows have been presented on the Predecessor Basis of accounting as an investment company from January 1, 2016 through January 18, 2016, and on the current basis of accounting as a REIT from January 19, 2016 through March 31, 2016. Similarly, separate statements of operations and cash flows are presented on the Predecessor Basis of accounting as an investment company for the three months ended March 31, 2015. The consolidated balance sheet at March 31, 2016 has been presented on the correct basis of accounting as a REIT and at March 31, 2015 the statement of assets and liabilities has been presented on the Predecessor Basis of accounting as an investment company.

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. All material intercompany balances and transactions have been eliminated in consolidation. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016, are not necessarily indicative of results that may be expected for the year ending December 31, 2016. The statement of assets and liabilities as of December 31, 2015 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form N-CSR for the year ended December 31, 2015, as filed with the SEC.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses primarily consist of property tax accruals, unearned rental income, and trade payables.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments, and may include money market fund shares, purchased with an original maturity of three months or less. The carrying amount reported on the balance sheet for cash and cash equivalents approximates fair value.

Income Taxes

The Company has elected to be treated as a REIT under the IRC. In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, it would be subject to federal income tax. The Company is subject to certain state and local taxes.

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company has reviewed its tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on federal, state, and local income tax returns for open tax years (2013 – 2015), or is expected to be taken in the Company’s 2016 tax returns.

Investments in Securities

Investments in equity securities that have readily determinable fair values are accounted for as available-for-sale. Available-for-sale securities are measured at fair value. Gains or losses from changes in the fair value of available-for-sale securities are recorded in accumulated other comprehensive income, until the investment is sold or otherwise disposed of, or until the investment is determined to be other-than-temporarily impaired, at which time the cumulative gain or loss previously reported in equity is included in income. The specific identification method is used to determine the realized gain or loss on investments sold or otherwise disposed.

Fair value is determined using a valuation hierarchy generally by reference to an active trading market, using quoted closing or bid prices. Judgment is used to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

The Company periodically evaluates the carrying value of investment in securities for impairment. The Company considers, among other factors, the duration and extent of any decline in fair value, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, and recent events specific to the issuer or industry. If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value through the income statement.

Real Estate Assets

Real estate assets are carried at the appreciated value as of January 19, 2016, the effective date of the change in status. Purchases subsequent to the effective date of the change in status are carried at cost, less accumulated depreciation. Direct and allowable internal costs associated with the development, construction, renovation, and improvement of real estate assets are capitalized. Property taxes, and other costs associated with development incurred during the construction period are capitalized. The construction period begins when expenditures for the real estate assets have been made and activities that are necessary to prepare the asset for its intended use are in progress. The construction period ends when the asset is substantially complete and ready for its intended use.

Expenditures for maintenance and repairs are charged to expense as incurred. Major replacements and betterments that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 39 years.

Revenue and Expense Recognition

Revenues from stores, which is primarily composed of rental income earned pursuant to month-to-month leases for storage space, as well as associated late charges and administrative fees, are recognized as earned. Promotional discounts reduce rental income over the promotional period, which is generally one month. Ancillary revenues from sales of merchandise and tenant insurance and other income are recognized when earned.

The Company accrues for property tax expense based upon actual amounts billed and, in some circumstances, estimates and historical trends when bills or assessments have not been received from the taxing authorities or such bills and assessments are in dispute. If these estimates are incorrect, the timing and amount of expense recognition could be incorrect. Cost of operations and general and administrative expense are expensed as incurred.

Credit Risk

Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and certain portions of accounts receivable including rents receivable from our tenants.  Cash and cash equivalents are on deposit with highly rated commercial banks.

Evaluation of Asset Impairment

The Company evaluates its real estate assets for impairment each quarter.  If there are indicators of impairment and we determine that the asset is not recoverable from future undiscounted cash flows to be received through the asset’s remaining life (or, if earlier, the expected disposal date), we record an impairment charge to the extent the carrying amount exceeds the asset’s estimated fair value or net proceeds from expected disposal.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from management’s estimates.

Recently Issued Accounting Standards

   In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. The standard is effective on January 1, 2017, however early adoption is permitted.  The Company is in the process of evaluating the impact of this new guidance.

    In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, however early adoption is permitted.  The Company is in the process of evaluating the impact of this new guidance.

    In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends the current business combination guidance to require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, as opposed to having to revise prior period information.  The standard also requires additional disclosure about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if prior period information had been revised. The new standard became effective for the Company on January 1, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations as there have been no measurement-period adjustments recorded.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, an update to the accounting standard relating to the presentation of debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability. In the event that there is not an associated debt liability recorded in the consolidated financial statements, the debt issuance costs will continue to be recorded on the consolidated balance sheet as an asset until the debt liability is recorded.  The new standard became effective for the Company on January 1, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations as the update only related to changes in financial statement presentation.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis, which amends the current consolidation guidance affecting both the variable interest entity (“VIE”) and voting interest entity (“VOE”) consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics. The new standard became effective for the Company on January 1, 2016. As discussed under Basis of Presentation above, the adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations as none of its existing consolidation conclusions were changed.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance under GAAP when it becomes effective. The new standard will be effective for the Company beginning on January 1, 2018, however early application beginning on January 1, 2017 is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements and related disclosures.

3. CHANGE IN STATUS

Prior to the January 19, 2016 change in status as a registered investment company, the Company recorded its investment in the self storage facilities at fair value and recorded the changes in the fair value as an unrealized gain or loss. Upon the effective date of the deregistration of the Company as a registered investment company, the fair value accounting as a registered investment company was no longer applicable to the Company, rather the Company began presenting on a consolidated basis, the underlying assets and liabilities of the self storage facilities. The Company’s initial carrying value of the net assets of the self storage facilities is the fair value on the effective date of the change in status determined as follows:

Fair value of self storage properties on the effective date of the change in status		$34,624,573
Total net assets of the combined self storage properties
Property plant and equipment - self storage	$26,410,719
Cash and cash equivalents	464,585
Accounts receivable	87,103
Prepaid expenses and other assets	206,146
Accounts payable and accrued expenses	(511,066)	26,657,487
Adjustment to record the fair value of the net assets of the self storage properties on the effective date of the change in status		$7,967,086

4. INVESTMENTS IN SECURITIES

Investments in securities as of March 31, 2016 consisted of the following:

		Gross Unrealized
	Cost Basis	Gains	Losses	Value
Investment securities, available-for-sale
Common and preferred stocks	$2,447,855	$2,108,791	$(5,835)	$4,550,811

Total investment in securities	$2,447,855	$2,108,791	$(5,835)	$4,550,811

5. SELF STORAGE FACILITIES

The carrying value of the Company’s real estate assets is summarized as follows:

Self storage facilities, at cost:
Beginning balance	$23,668,445
Capital expenditures for office remodeling and equipment acquisition	8,622
Ending balance	23,677,067

Land
Beginning balance	2,661,000
Ending balance	2,661,000

Accumulated depreciation:
Beginning balance	-
Depreciation expense	(201,369)
Ending balance	(201,369)

Construction in progress:
Beginning balance	111,116
Current development	229,793
Ending balance	340,909

Fair value adjustment due to the change in status	7,967,086
Total real estate facilities at March 31, 2016	$34,444,693

The real estate assets as of March 31, 2016, have been adjusted to reflect the appreciated fair value of the self storage facilities as of the date of the change in status from an investment company.

Construction in progress as of March 31, 2016 consists of the expansion project in Bolingbrook, IL which, when completed, will add approximately 45,000 leasable square feet of climate-controlled and traditional storage units, for an aggregate cost of approximately $2,400,000.

6. FAIR VALUE MEASUREMENTS

GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2016 and December 31, 2015:

March 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Investments in securities	$4,550,811	$—	$—	$4,550,811
Total assets at fair value	$4,550,811	$—	$—	$4,550,811

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Investments, at value
Wholly owned subsidiaries
Self storage facilities	$—	$—	$34,600,000	$34,600,000
Other	—	—	24,573	24,573
Common stocks	3,106,050	—	—	3,106,050
Preferred stocks	1,176,750	—	—	1,176,750
Other	—	—	—	—
Short term investments	3,526,337	—	—	3,526,337
Total assets at fair value	$7,809,137	$—	$34,624,573	$42,433,710

7.  INVESTMENTS IN WHOLLY OWNED SUBSIDIARIES

The following summary sets forth the Company’s membership equity ownership including membership equity capital additions and reductions, cash dividends received by the Company, and the value of each wholly owned subsidiary as recorded in the schedule of portfolio investments as of and for the year ended December 31, 2015.

	Beginning	Membership Equity		Ending
	Equity Intertest	Gross	Gross	Equity Intertest	Dividend	Value
	Percentage	Additions	Reductions	Percentage	Income	December 31, 2015
SSG Bolingbrook LLC	100%	$-	$-	100%	$-	$6,100,000
SSG Dolton LLC	100%	-	-	100%	-	5,900,000
SSG Merrillville LLC	100%	-	-	100%	-	5,700,000
SSG Rochester LLC	100%	-	-	100%	-	5,950,000
SSG Sadsbury LLC	100%	450,000	-	100%	-	5,700,000
SSG Summerville I LLC	100%	-	-	100%	-	3,400,000
SSG Summerville II LLC	100%	-	-	100%	-	1,850,000
SSG Operations LLC	100%	24,573	-	100%	-	24,573
		$474,573	$-		$-	$34,624,573

8. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share:

March 31,
2016
Net income	$49,121
Basic and diluted weighted average common shares outstanding	7,416,766
Basic and diluted per share net income	$0.01

9. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation (“Tuxis”), and their affiliates (collectively with the Company, the “Affiliates”). As of March 31, 2016, certain of the Affiliates owned approximately 2% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the IRC and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. Rent expense of concurrently used office space and overhead expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the IRC. The aggregate compensation and benefits accrued and paid by the Company for the three months ended March 31, 2016 was $235,400. The aggregate rent and overhead accrued and paid by the Company for the three months ended March 31, 2016 was $18,921. As of March 31, 2016, the Company had reimbursements receivable to MMC and Winco for compensation and benefits and rent and overhead of $4,858.

Under the terms of the Company’s employment agreement with its President, Mark C. Winmill, the maximum monthly automobile allowance is $1,000 per month. To the extent that the monthly maximum payment under the Company’s automobile lease exceeds the monthly allowance, Mr. Winmill must reimburse the Company for the excess amount. In this regard, Mr. Winmill has reimbursed the Company $1,878 for the automobile payments paid and due in 2016.

The Company leases office space from Tuxis under a rental agreement. The terms of occupancy are month to month and automatically renew unless terminated by either party on ten days written notice. The monthly rental charges are $1,000 per month due and payable on the first day of each month. For the three months ended March 31, 2016, the total rent paid by the Company to Tuxis was $3,000.

10. CAPITAL STOCK

The Company is authorized to issue 19,900,000 shares of $0.01 par value common stock. The Company also has 100,000 shares of Series A participating preferred stock, $0.01 par value, authorized, of which none has been issued.

11. STOCKHOLDER RIGHTS PLAN

On January 28, 2016 the Company announced that its Board of Directors has adopted a stockholders rights plan (the “Rights Plan”). To implement the Rights Plan, the Board of Directors declared a dividend distribution of one right for each outstanding share of Company common stock, par value $.01 per share, to holders of record of the shares of common stock at the close of business on January 29, 2016. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of preferred stock, par value $.01 per share. The rights will be distributed as a non-taxable dividend and will expire on January 29, 2026. The rights will be evidenced by the underlying Company common stock, and no separate preferred stock purchase rights certificates will presently be distributed. The rights to acquire preferred stock are not immediately exercisable and will become exercisable only if a person or group, other than Exempt Persons (as defined in the Rights Plan agreement), acquires or commences a tender offer for 9.8% or more of the Company’s common stock. If a person or group, other than an Exempt Person, acquires or commences a tender offer for 9.8% or more of the Company’s common stock, each holder of a right, except the acquirer, will be entitled, subject to the Company’s right to redeem or exchange the right, to exercise, at an exercise price of $12, the right for one one-thousandth of a share of the Company’s newly created Series A Participating Preferred Stock, or the number of shares of Company common stock equal to the holder’s number of rights multiplied by the exercise price and divided by 50% of the market price of the Company’s common stock on the date of the occurrence of such an event. The Company’s Board of Directors may terminate the Rights Plan at any time or redeem the rights, for $0.01 per right, at any time before a person acquires 9.8% or more of the Company’s common stock. This Rights Plan replaced the Plan dated November 25, 2015, which expired on its own terms on March 24, 2016.

12. COMMITMENTS AND CONTINGENCIES

The Company enters into contracts that contain a variety of representations and warranties and which may provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as it involves future claims that may be made against the Company under circumstances that have not occurred.

The Company leases an automobile under a lease expiring on February 25, 2017. The future minimum lease payments under the lease in aggregate are $15,035 comprised of annual payments of $13,878 and $1,157 for the years ending December 31, 2016 and 2017, respectively.

13. SUBSEQUENT EVENTS

On May 9, 2016, the Company through its wholly owned subsidiary, entered into an agreement with Gray Eagle Development, LLP to acquire a self storage facility located in Fishers, Indiana (the "New Property") for the sum of $7,700,000 (the

"Purchase Agreement").  The Company's obligation to close under the Purchase Agreement is expressly conditioned upon (i) the New Property being satisfactory to the Company in all respects upon completion of the Company's due diligence review and inspection of the New Property and (ii) the occurrence or fulfillment of other conditions precedent to closing under the Purchase Agreement.  If certain of the conditions precedent to closing under the Purchase Agreement are not satisfied, the Company, in addition to its other remedies set forth in the Purchase Agreement, shall be entitled to (A) terminate the Purchase Agreement and the Purchase Agreement shall be deemed null and void, (B) pursue specific performance of the Purchase Agreement and/or (C) pursue any other remedies at law or in equity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our unaudited “Condensed Consolidated Financial Statements” and the “Notes to Condensed Consolidated Financial Statements (unaudited)” appearing elsewhere in this report. We make statements in this section that may be forward looking statements within the meaning of the federal securities laws. For a complete discussion of forward looking statements, see the section in this Form 10-Q entitled “Statement on Forward Looking Information.”

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with GAAP. Our notes to the unaudited condensed consolidated financial statements contained elsewhere in this report describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. There are areas in which our judgment in selecting among available alternatives would not produce a materially different result, but there are some areas in which our judgment in selecting among available alternatives would produce a materially different result. See the notes to the unaudited condensed consolidated financial statements that contain additional information regarding our accounting policies and other disclosures.

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT focused on the ownership, operation, acquisition, development and redevelopment of self storage facilities. Our stores are designed to offer affordable, easily accessible and secure storage space for residential and commercial customers. The Company currently owns and operates seven stores located in New York, Pennsylvania, Illinois, Indiana, and South Carolina. As previously reported in our press release on January 19, 2016, on that day the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company, and uplisted to NASDAQ.

Our store operations generated most of our net income for all periods presented.  Accordingly, a significant portion of management’s time is devoted to maximizing cash flows from our existing stores, as well as seeking additional investments in stores.

Most of our stores compete with other well-managed and well-located competitors and we are subject to general economic conditions, particularly those that affect the spending habits of consumers and moving trends.  We believe that our centralized information networks, national telephone and online reservation system, the brand name “Global Self Storage,” and our economies of scale help enable us to meet such challenges effectively.

The Company expects to continue to earn a majority of its gross income from its store operations as its current store operations continue to develop and as it makes additional store acquisitions. Over time, the Company expects to divest its remaining portfolio of investment securities and use the proceeds to acquire and operate additional stores. The Company expects its income from investment securities to continue to decrease as it continues to divest its holdings of investment securities.

Financial Condition and Results of Operations

We have been actively reviewing a number of property and portfolio acquisition candidates and have been working to further develop and expand our current properties. On May 9, 2016, our wholly owned subsidiary entered into an agreement with Gray Eagle Development, LLP (the "Seller") to acquire a self storage facility located in Fishers, Indiana (the "New Property") for the sum of $7,700,000 (the "Purchase Agreement").  Our obligation to close under the Purchase Agreement is expressly conditioned upon (i) the New Property being satisfactory to us in all respects upon completion of our due diligence review and inspection of the New Property and (ii) the occurrence or fulfillment of other conditions precedent to closing under the Purchase Agreement.  If certain of the conditions precedent to closing under the Purchase Agreement are not satisfied, we, in addition to its other remedies set forth in the

Purchase Agreement, will be entitled to (A) terminate the Purchase Agreement and the Purchase Agreement will be deemed null and void, (B) pursue specific performance of the Purchase Agreement and/or (C) pursue any other remedies at law or in equity.

Additionally, the Company is currently pursuing debt financing opportunities and intends to use the proceeds of such debt financing primarily in connection with future potential store acquisitions. As of March 31, 2016, the Company had no debt and approximately $7.9 million in cash and marketable securities.

For the period January 19, 2016 to March 31, 2016, net income was $49,121 or $0.01 per share.

Non-GAAP Measures

Funds from Operations (“FFO”) and FFO per share are non-GAAP measures defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and are considered helpful measures of REIT performance by REITs and many REIT analysts. NAREIT defines FFO as a REIT's net income, excluding gains or losses from sales of property, and adding back real estate depreciation and amortization. FFO and FFO per share are not a substitute for net income or earnings per share.  FFO is not a substitute for GAAP net cash flow in evaluating our liquidity or ability to pay dividends, because it excludes financing activities presented on our statements of cash flows.  In addition, other REITs may compute these measures differently, so comparisons among REITs may not be helpful. However, the Company believes that to further understand the performance of its self-storage properties, FFO should be considered along with the reported net income and cash flows in accordance with GAAP, as presented in the Company’s financial statements.

We believe net operating income or “NOI” is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, determining current property values, evaluating property performance and in comparing period-to-period and market-to-market property operating results. In addition, we believe the investment community utilizes NOI in determining operating performance and real estate values, and does not consider depreciation expense because it is based upon historical cost. NOI is defined as net property earnings before general and administrative expenses, interest, taxes, depreciation, and amortization. NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures, in evaluating our operating results.

The following table presents a reconciliation and computation of net income to FFO and earnings per share to FFO per share for the period January 19, 2016 to March 31, 2016:

	Computation and	Computation and
	Reconciliation of	Reconciliation of
	FFO	FFO per share
Net income	$49,121	$0.01
Eliminate items excluded from FFO:
Depreciation and amortization	169,967	0.02

FFO	$219,088	$0.03

Same-Store Self Storage Operations

We grew our top-line results by increasing same-store revenues by 6.3% for the quarter ended March 31, 2016 versus the quarter ended March 31, 2015. Same-store cost of operations increased 4.5%. Same-store net operating income increased by 7.8% over the same periods as a result of the increase in year over year revenues and slightly lower growth rate of operating expenses. General and administrative expense decreased by 13.2% over the same periods. Going forward, although we expect some general and administrative expense reductions associated with our discontinued registration as an investment company, we expect to incur a number of new expenses related to, among other things, the Company’s new reporting requirements and compliance with the Sarbanes-Oxley Act of 2002.

Our results were driven by, among other things, our internet marketing initiatives which helped our overall average occupancy approach the 90% mark. Also contributing to our strong results were our customer service efforts which were essential in building local brand loyalty resulting in powerful referral and word-of-mouth market demand for our storage units and services. Another major contributing factor to our results was our revenue rate management program which helped increase our total annualized revenue per leased square foot by 4.3% year over year. These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months ended March 31	2016	2015	Variance	% Change

Revenues	$1,143,725	$1,075,880	$67,845	6.3%

Cost of operations	$497,785	$476,503	$21,282	4.5%

Net operating income	$645,940	$599,377	$46,563	7.8%

Depreciation and amortization	$161,459	$153,107	$8,352	5.5%

Net leasable square footage at period end	485,574	477,751	7,823	1.6%

Net leased square footage at period end	427,554	419,618	7,936	1.9%

Average overall square foot occupancy	88.1%	87.8%	0.3%	0.2%

Total annualized revenue per leased square foot	$10.70	$10.26	$0.44	4.3%

Number of leased storage units	3,251	3,167	84	2.7%

Analysis of Same-Store Revenue

The 6.3% revenue increase was due primarily to a 4.3% increase in total annualized revenue per leased square foot and to a small increase in net leased square footage and same store average overall square foot occupancy. The increase in total annualized revenue per leased square foot was due primarily to annual rent increases given to existing tenants, an increase in available climate-controlled leasable square feet compared to available leasable parking square feet, and, to a lesser extent, increased move-in rental rates. Same store average overall square foot occupancy for all of the Company’s facilities combined increased to 88.1% in the three months ended March 31, 2016 from 87.8% in the three months ended March 31, 2015, representing an increase of 0.3%.

We believe that high occupancies help maximize our rental income. We seek to maintain an average square foot occupancy level of about 90% by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our marketing efforts on both television and the Internet in order to generate sufficient move-in volume to replace tenants that vacate. Demand fluctuates due to various local and regional factors, including the overall economy. Demand is higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants are typically higher in the summer months than in the winter months.

We believe rental income growth in the remainder of 2016 will need to come from a combination of the following: (i) continued annual rent increases to tenants, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts and, to a lesser extent, and (iv) higher occupancies. Our future rental income growth will also be dependent upon many factors for each market that we operate in, including demand for self storage space, the level of competitor supply of self storage space and the average length of stay of our tenants.

Increasing rental rates to existing tenants, generally on an annual basis is a key component of our revenue growth. We determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We expect rent increases to existing tenants for the remainder of 2016 to be slightly less than the prior year.

We believe that the current trends in move-in, move-out, in place contractual rents and occupancy levels are consistent with our expectation of continued revenue growth in the remainder of 2016.  However, such trends, when viewed in the short-run, are volatile and not necessarily predictive of our revenues going forward because they are subject to many short-term factors. Such factors include, but are not limited to, initial move-in rates, seasonal factors, the unit size and geographical mix of the specific tenants moving in or moving out, the length of stay of the tenants moving in or moving out, changes in our pricing strategies, and the degree and timing of rate increases previously passed to existing tenants.

Importantly, we continue to refine our ongoing revenue management program which includes regular internet data scraping of local competitors’ prices. We do this in order to maintain our competitive market price advantage for our various sized storage units at our Global Self Storage properties. This program helps us maximize and realize our properties’ occupancies and our self storage revenue and net operating income. We believe that through our various marketing initiatives, we will continue to attract high quality, long term tenants who we expect will be storing with us for years. Currently, our average tenant duration of stay is a little under three years, up from about two years for the same period in 2015.

GLOBAL SELF STORAGE FACILITIES

(As of March 31, 2016)

		Year Self Storage	Number	Net Leasable	March 31, 2016 Square Foot	March 31, 2015 Square Foot
Property	Address	Facility Opened	of Units	Square Feet(1)	Occupancy %	Occupancy %
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997	497	66,850	96.7%	83.9%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007	649	86,725	95.5%	93.1%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005	507	71,420	94.2%	93.0%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010	650	68,012	88.2%	84.2%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006	699	79,004	85.5%	93.6%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990	557	72,700	74.1%	73.3%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997	254	41,608	83.5%	91.0%
TOTAL/AVERAGE			3,813	485,574	88.1%	87.8%

(1)

Includes outside auto/RV/boat storage space of approximately 13,000 square feet at SSG Sadsbury LLC; 11,300 square feet at SSG Bolingbrook LLC; 9,900 square feet at SSG Dolton LLC; 11,170 square feet at SSG Merrillville LLC; and 5,300 square feet at SSG Summerville II LLC. During 2015, upon completion of its new construction project SSG Sadsbury LLC added 219 climate-controlled storage units comprising 16,756 leasable square feet. Also during 2015, SSG Bolingbrook LLC eliminated 98 parking spaces (32,700 square feet) to accommodate its new buildings construction project which, when complete, will add some 306 climate-controlled and traditional storage units totaling 44,260 leasable square feet to the facility. Approximately 42% of our total available units are climate-controlled, 54% are traditional and 4% are parking. The average annualized revenue per leased square foot was $10.70 and $10.26 for the periods ended March 31, 2016 and March 31, 2015, respectively.

Analysis of Same-Store Cost of Operations

Same-store cost of operations increased 4.5% or $21,398 for the quarter ended March 31, 2016 versus the quarter ended March 31, 2015. This increase in same-store cost of operations was due primarily to increased property tax expense, employment costs, repair and maintenance and marketing expense, which were partially offset by decreases in professional, utilities, administrative, and lien administration costs.

Property tax expense increased 7.1% or $9,961 in the three months ended March 31, 2016 as compared to the same period in 2015, due primarily to higher assessed values and tax rates, in particular for our Sadsburyville, PA store. We expect property tax expense growth of approximately the same amount in the remainder of 2016.

On-site property manager payroll expense increased 5.7% or $6,957 in the three months ended March 31, 2016 as compared to the same period in 2015.  This increase was due primarily to wage increases and higher employee health plan expenses. We expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we add new properties as well as District and Regional Managers in the remainder of 2016.

Repairs and maintenance expense increased 38.6% or $9.070 in the three months ended March 31, 2016 as compared to the same period in 2015 due primarily to our ongoing LED light replacement program expenses in the 2016 period compared to the 2015 period.  We anticipate continued focus on our LED light replacement program throughout 2016. At our stores fully converted to LED lighting we have realized utilities expense savings year-over-year of approximately 40% due to lower kilowatt per hour usage.

Our utility expenses are comprised of electricity, oil and gas costs, which vary by store and are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature.  Also affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage.  Utility expense decreased 24.3% or $12,616 in the three months ended March 31, 2016 as compared to the same period in 2015 primarily due to 2016’s milder winter in most of our stores’ areas and the benefit of lower electricity usage due to our LED light replacement program. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and not predictable. However, based upon current trends and expectations regarding commercial electricity rates, we expect inflationary increases in rates combined with lower usage resulting in net lower utility costs for the remainder of 2016.

Landscaping expenses, which include snow removal costs, were unchanged in the three months ended March 31, 2016 compared to the same period in 2015. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including snow removal, inflation in material and labor costs, and random events. We expect inflationary increases in landscaping expense in the remainder of 2016, excluding snow removal expense, which is primarily weather dependent and not predictable.

Marketing expense is comprised principally of Internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short run in response to these factors. Marketing expense increased 19.4% or $8,209 in the three months ended March 31, 2016 as compared to the same period in 2015 primarily due to the increased internet advertising expenses and the costs associated with the production and addition of size estimator and locations videos to our facilities’ website, www.globalselfstorage.us. Based upon current trends in move-ins, move-outs, and occupancies, we expect marketing expense to increase in the remainder of 2016.

Other direct property costs include administrative expenses incurred at the self storage facilities, such as property insurance, business license costs, bank charges related to processing the facilities’ cash receipts, credit card fees, and the cost of operating each property’s rental office including supplies and telephone data communication lines. These costs increased a negligible amount in the three months ended March 31, 2016 as compared to the same period in 2015. The small increase in this three month period was due primarily to higher credit card fees.  Credit card fees increased due to a higher proportion of collections being received from credit cards, which is one of the results of our initiatives in building a higher quality overall tenant base. We expect moderate increases in other direct property costs in the remainder of 2016.

Analysis of General and Administrative Expenses

General and administrative expenses represent direct and allocated expenses for shared general corporate functions, which are allocated to store operations to the extent they are related to store operations.  Such functions include data processing, human resources, legal, corporate and operational accounting and finance, marketing, and compensation of senior executives.

Three months ended	2016	2015	Variance	% Change

General and administrative	$422,728	$486,825	$(64,097)	(13.2)%

General and administrative expenses decreased 13.2% in the three months ended March 31, 2016 as compared to the same period in 2015. We experienced certain cost reductions due to our transition from an investment company to an operating company, such as costs associated with fund accounting, custodian, registration, and quarterly appraisals. Concomitantly, we experienced increased legal, auditing, and investor relations expenses. Going forward, although we expect some general and administrative expense reductions associated with our discontinued registration as an investment company, we expect to incur a number of new expenses related to, among other things, the Company’s new reporting requirements and compliance with the Sarbanes-Oxley Act of 2002. Separately, we also expect increased legal and consulting costs in connection with future potential store acquisitions.

Analysis of Global Self Storage Property Operations

In addition to actively reviewing a number of property and portfolio acquisition candidates, we have been working to further develop and expand our current properties. At our Sadsburyville, PA facility in 2015, we completed construction of a state-of-the-art, all climate-controlled two story storage building, adding 16,756 leasable square feet featuring a number of unique drive-up, climate-controlled units. This expansion has been well received by the local community. As of March 31, 2016, approximately 11 months after construction was completed and lease-up commenced, 96% of the first floor and 65% of the entire building have been leased. As previously reported, we are moving forward with site work and construction of the expansion project in Bolingbrook, IL which, when completed, will add a little over 45,000 leasable square feet of climate-controlled and traditional storage units. The project features a final budget of $2,400,000, which equates to an all-in projected cost of approximately $53 per square foot and an anticipated completion date of mid-2016.  Next up for expansion review is the Merrillville, IN Global Self Storage facility.

Our stores in the Northeast, Mid-Atlantic and Mid-West are located in densely populated and high traffic areas near major roads and highways. All of our properties display prominent road signage and most feature LED marquee boards describing the property features and move-in rent specials. Our stores are located in areas with strong zoning laws and attentive planning boards which make it difficult for our competition to develop new facilities near ours. As we evaluate potential stores, we seek properties in areas with these high barriers to entry.

From a marketing perspective, we have developed the brand, “Global Self Storage,” and now use it in all of our on-site signage, Internet advertising and other marketing materials. During 2015, we launched our new re-designed stores’ website www.GlobalSelfStorage.us, where prospective tenants can learn about the features of each facility and view high resolution images and videos. The site also allows tenants to pay their rent online.

We continue to develop the Global Self Storage Internet presence through advertising and search engine optimization. We solicit tenant reviews for posting to the “Testimonials” section of our website and encourage others to view these testimonials, as we frequently receive the top rating of 5 stars. We have found that our most reliable source of new tenants is through referrals of current tenants.

Attracting high quality, long-term tenants is the top priority for the Company, and we strongly believe in tenant quality over tenant quantity. In our marketing efforts, we have seen tremendous success in our referral marketing program, as nothing seems to be as productive as asking our satisfied tenants to recommend Global Self Storage to their family, friends, and colleagues. We also believe our store managers’ attention to detail – maintaining security, cleanliness and attentive customer service – is essential to attracting high quality tenants.

Each of our Global Self Storage facilities features a rental and payment center kiosk available 24 hours a day, seven days a week, where prospective tenants can rent a unit and current tenants can pay their rent. All of our facilities have on-site property managers who are committed to delivering the finest customer service. Our customer call center handles telephone inquiries from current and prospective tenants whenever our store managers are not available. They can respond to questions about our stores and storage features, and book reservations. Our top priorities are delivering convenience and high quality customer service to our tenants, as well as maintaining clean and secure facilities at all times.

All of our tenant leases at all of our facilities are “month-to-month” leases. We deliver at least 30 days’ written notice of any rental rate change. Lease rates at each self storage facility may be set monthly, semi-annually, annually, or at any time on a case-by-case basis as determined in the discretion of management. Tenants may be assessed late, administrative, and/or other fees. To date, none of the Company’s properties have experienced any material delinquencies.

Distributions and Closing Market Prices

Distributions for the three months ended March 31, 2016 totaled $0.065 per share. The Company’s closing market price as of December 31, 2015 was $3.75, and as of March 31, 2016 was $4.87. Past performance does not guarantee future results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports we file pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have a disclosure committee that is responsible for considering the materiality of information and determining our disclosure obligations a timely basis. The disclosure committee meets quarterly and reports directly to our Chief Executive Officer and Chief Financial Officer.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company or its subsidiaries may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the Company will seek to include in its financial statements the necessary provisions for losses that it believes are probable and estimable. Furthermore, the Company will seek to evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures. The Company currently does not have any material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits – See Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: May 16, 2016	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: May 16, 2016	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Item Number and Description	Incorporated by Reference to	Filed Herewith

3.1.1. Articles of incorporation	Company's registration statement filing on Form N-2, File Nos. 333-46765 and 811-08025, as filed with the SEC on January 23, 1997.

3.1.2. Articles of amendment	Company's registration statement filing on Form N-2, File No. 811-08025, as filed with the SEC on December 10, 2003.

3.1.3. Articles supplementary	Company's registration statement filing on Form N-2, File No. 811-08025, as filed with the SEC on December 10, 2003.

3.1.4. Articles of amendment	Company’s filing on Form 10, File No. 001-12681, as filed with the SEC on June 30, 2015.

3.1.5. Articles supplementary	Company's filing on Form 8-K, File No. 001-12681, as filed with the SEC on January 22, 2016.

3.1.6. Articles of amendment	Company's filing on Form 8-K, File No. 001-12681, as filed with the SEC on January 22, 2016.

3.2. Amended and Restated Bylaws	Company's filing on Form 8-K, File No. 001-12681, as filed with the SEC on January 22, 2016.

4. Rights Agreement	Company's filing on Form 8-K, File No. 001-12681, as filed with the SEC on February 2, 2016.

31.1. Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

101. Interactive Data File [1]

[1]	To be filed by amendment within the 30-day grace period provided by Rule 405(a)(2)(ii) of Regulation S-T.