Form 10-Q/A
period 2016-03-31
Global Self Storage, Inc.
filed 2016-06-14
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 (the “Amendment”) to Global Self Storage, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on May 16, 2016, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2) of Regulation S-T.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment does not reflect events that may have occurred after the date of the original filing or modify or update disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed to be furnished and not filed for purposes of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under this section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference to those documents.

Item 6.	Exhibits.
Exhibit Item Number and Description	Incorporated by Reference to	Filed Herewith

3.1.1. Articles of incorporation	Company's registration statement filing on Form N-2, File Nos. 333-46765 and 811-08025, as filed with the SEC on January 23, 1997.

3.1.2. Articles of amendment	Company's registration statement filing on Form N-2, File No. 811-08025, as filed with the SEC on December 10, 2003.

3.1.3. Articles supplementary	Company's registration statement filing on Form N-2, File No. 811-08025, as filed with the SEC on December 10, 2003.

3.1.4. Articles of amendment	Company’s filing on Form 10, File No. 001-12681, as filed with the SEC on June 30, 2015.

3.1.5. Articles supplementary	Company's filing on Form 8-K, File No. 001-12681, as filed with the SEC on January 22, 2016.

3.1.6. Articles of amendment	Company's filing on Form 8-K, File No. 001-12681, as filed with the SEC on January 22, 2016.

3.2. Amended and Restated Bylaws	Company's filing on Form 8-K, File No. 001-12681, as filed with the SEC on January 22, 2016.

4. Rights Agreement	Company's filing on Form 8-K, File No. 001-12681, as filed with the SEC on February 2, 2016.

31.1. Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Company's filing on Form 10-Q, File No. 001-12681, as filed with the SEC on May 16, 2016.

31.2. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Company's filing on Form 10-Q, File No. 001-12681, as filed with the SEC on May 16, 2016.

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Company's filing on Form 10-Q, File No. 001-12681, as filed with the SEC on May 16, 2016.

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Company's filing on Form 10-Q, File No. 001-12681, as filed with the SEC on May 16, 2016.
101.INS XBRL Instance Document		X

101.SCH XBRL Taxonomy Extension Schema Document		X

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: June 14, 2016	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: June 14, 2016	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)

4