Form 10-Q
period 2016-06-30
Global Self Storage, Inc.
filed 2016-08-15
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2016, was 7,416,766.

STATEMENT ON FORWARD LOOKING INFORMATION

Certain information presented in this report contains “forward-looking statements” within the meaning of the federal securities laws including, but not limited to, the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Forward looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward looking statements can be identified by terminology such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “anticipates” or “intends,” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements. All forward-looking statements, including without limitation, management’s examination of historical operating trends and estimates of future earnings, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management’s expectations, beliefs and projections will result or be achieved.

All forward looking statements apply only as of the date made. We undertake no obligation to publicly update or revise forward looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in “Item 1A. Risk Factors” included in our most recent registration statement on Form 10. Such factors include, but are not limited to:

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
•

the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing the environment, taxes and our tenant reinsurance business and real estate investment trusts (“REITs”), and risks related to the impact of new laws and regulations;

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

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEET

June 30, 2016

(Unaudited)

Assets
Self storage facilities, net	$35,162,240
Cash and cash equivalents	21,606,751
Investments in securities	4,347,513
Accounts receivable	95,354
Prepaid expenses and other assets	192,599
Total assets	$61,404,457
Liabilities and equity
Note payable	$19,267,449
Accounts payable and accrued expenses	763,760

Total liabilities	20,031,209
Commitments and contingencies
Equity
Common stock, $0.01 par value, 19,900,000 shares authorized; 7,416,766 issued and outstanding	74,168
Series A participating preferred stock, $0.01 par value, 100,000 shares authorized: zero shares issued and outstanding	—
Additional paid in capital	32,908,888
Accumulated comprehensive income	1,899,658
Retained earnings	6,490,534
Total equity	41,373,248
Total liabilities and equity	$61,404,457

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

STATEMENT OF ASSETS AND LIABILITIES (Predecessor Basis)

December 31, 2015

(Unaudited)

Assets
Investments, at value
Wholly owned subsidiaries (cost $27,749,573)	$34,624,573
Unaffiliated issuers (cost $5,974,192)	7,809,137
42,433,710
Cash	29,763
Dividends receivable	14,403
Other assets	12,320
Total assets	42,490,196
Liabilities
Accounts payable and accrued expenses	139,025
Due to affiliates	64,649
Total liabilities	203,674
Net Assets	$42,286,522
Net Asset Value Per Share
(applicable to 7,416,766 shares outstanding: 20,000,000 shares of $.01 par value authorized)	$5.70
Net Assets Consist of
Paid in capital	$32,983,056
Undistributed net investment income	593,521
Net unrealized appreciation on investments	8,709,945
$42,286,522

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Successor Basis)

(Unaudited)

	Three	For the Period
	Months	January 19, 2016
	Ended	through
	June 30, 2016	June 30, 2016
Revenues
Rental income	$1,104,832	$1,998,768
Other property related income	40,453	71,745

Total revenues	1,145,285	2,070,513

Expenses
Property operations	489,442	924,239
General and administrative	354,207	661,453
Depreciation and amortization	189,008	358,975
Business development and property acquisition costs	154,798	159,033

Total expenses	1,187,455	2,103,700

Operating loss	(42,170)	(33,187)

Other income (expense)
Dividend and interest income	46,516	86,654
Interest expense	(16,652)	(16,652)

Total other income, net	29,864	70,002

Net income (loss)	$(12,306)	$36,815

Earnings per share - basic and diluted	$(0.00)	$0.00

Weighted average shares outstanding - basic and diluted	7,416,766	7,416,766

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

STATEMENT OF OPERATIONS (Predecessor Basis)

For the Period January 1, 2016 through January 18, 2016

(Unaudited)

Investment Income
Dividends
Unaffiliated issuers	$5,165

Total investment income	5,165

Expenses
Compensation and benefits	39,109
Auditing	6,570
Occupancy and other office expenses	4,091
Directors	2,070
Bookkeeping and pricing	1,440
Custodian	720
Insurance	720
Transfer agent	630
Stockholder communications	360
Registration	77

Total expenses	55,787

Net investment loss	(50,622)

Realized and Unrealized Gain (Loss)
Net unrealized depreciation unaffiliated issuers	(22,605)

Net unrealized loss	(22,605)

Net decrease in net assets resulting from operations	$(73,227)

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Successor Basis)

(Unaudited)

	Three	For the Period
	Months	January 19, 2016
	Ended	through
	June 30, 2016	June 30, 2016
Net income (loss)	$(12,306)	$36,815
Other comprehensive income (loss)
Unrealized gain (loss) on investment securities available-for-sale	(203,298)	87,318
Comprehensive income (loss)	$(215,604)	$124,133

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

STATEMENT OF OPERATIONS (Predecessor Basis)

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Investment Income
Dividends
Wholly owned subsidiaries	$1,140,000	$1,140,000
Unaffiliated issuers	41,215	80,217
Total investment income	1,181,215	1,220,217
Expenses
Compensation and benefits	168,396	363,056
Occupancy and other office expenses	—	74,656
Registration	300	62,860
Bookkeeping and pricing	20,545	37,795
Auditing	10,565	20,915
Directors	6,165	20,415
Legal	800	18,800
Stockholder communications	6,178	11,698
Custodian	2,850	6,900
Insurance	2,730	5,430
Transfer agent	2,410	5,110
Other	(77,252)	2,877
Total expenses	143,687	630,512
Net investment income	1,037,528	589,705
Realized and Unrealized Gain (Loss)
Net realized gain on investments in unaffiliated issuers	—	900,368
Net unrealized appreciation (depreciation)
Wholly owned subsidiaries	1,075,006	2,220,006
Unaffiliated issuers	(144,820)	(423,652)
Net realized and unrealized gain	930,186	2,696,722
Net increase in net assets resulting from operations	$1,967,714	$3,286,427

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period January 19, 2016 through June 30, 2016

(Unaudited)

Net assets to allocate to stockholders' equity at January 18, 2016	$42,213,295

Common stock, par value
Allocated balance as of January 18, 2016; 7,416,766 shares, $0.01 par value (Predecessor Basis)	74,168
Balance as of June 30, 2016 (7,416,766 shares, $0.01 par value)	74,168

Paid in capital
Allocated balance as of January 18, 2016 (Predecessor Basis)	32,908,888
Balance as of June 30, 2016	32,908,888

Accumulated other comprehensive income
Unrealized gain on available for sale securities as of January 18, 2016 (Predecessor Basis)	1,812,340
Unrealized gain on available for sale securities	87,318
Balance as of June 30, 2016	1,899,658

Retained earnings
Allocated balance as of January 18, 2016 (Predecessor Basis)	9,230,239
Reclassification of unrealized gain on available for sale securities (Predecessor Basis)	(1,812,340)
Transitional adjustment for net unrealized gain of wholly owned subsidiaries (Predecessor Basis)	(6,875,000)
Fair value adjustment of wholly owned subsidiaries on the effective date of the change in status	7,967,086
Combined accumulated deficit of wholly owned subsidiaries prior to the change in status	(1,092,086)
Net income	36,815
Dividends	(964,180)
Balance as of June 30, 2016	6,490,534

Total stockholders' equity as of June 30, 2016	$41,373,248

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

STATEMENT OF CASH FLOWS (Predecessor Basis)
For the Period January 1, 2016 through January 18, 2016
(Unaudited)
Cash Flows From Operating Activities
Net decrease in net assets resulting from operations	$(73,227)
Adjustments to reconcile decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Unrealized depreciation of investments	22,605
Net sales of short term investments	96,448
Decrease in dividends receivable	9,232
Decrease in other assets	715
Decrease in accrued expenses	(69,986)
Increase in due to affiliates	14,213

Net cash provided by operating activities	—

Cash
Beginning of period, December 31, 2015	29,763

End of period, January 18, 2016	$29,763

CONSOLIDATED STATEMENT OF CASH FLOWS (Successor Basis)
For the Period January 19, 2016 through June 30, 2016
(Unaudited)
Cash flows from operating activities
Net income	$36,815
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	358,975
Cash from wholly owned subsidiaries consolidated upon change of status	464,585
Changes in operating assets and liabilities:
Accounts receivable	(9,135)
Prepaid expenses and other assets	31,207
Accounts payable and accrued expenses	127,346
Net cash provided by operating activities	1,009,793
Cash flows from investing activities
Proceeds from sale of investments	3,429,889
Construction in progress	(1,141,530)
Purchase of property and equipment	(24,433)
Net cash provided by investing activities	2,263,926
Cash flows from financing activities
Proceeds from note payable, net	19,267,449
Dividends paid	(964,180)
Net cash provided by financing activities	18,303,269
Net increase in cash and cash equivalents	21,576,988
Cash and cash equivalents, January 18, 2016	29,763
Cash and cash equivalents, June 30, 2016	$21,606,751
Supplemental Schedule of cash flow information
Interest paid	$16,302

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

STATEMENT OF CASH FLOWS (Predecessor Basis)

For the Six Months Ended June 30, 2015

(Unaudited)

Cash Flows From Operating Activities
Net increase in net assets resulting from operations	$3,286,427
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Unrealized appreciation of investments	(1,796,355)
Net realized gain on sales of investment securities	(900,368)
Capital invested in wholly-owned subsidiaries	(450,000)
Proceeds from sales of investment securities	900,368
Net purchases of short term investments	(144,160)
Decrease in due from subsidiaries	3,372
Decrease in dividends receivable	2
Decrease in other assets	5,430
Increase in accrued expenses	40,647
Increase in due to affiliates	18,817
Net cash provided by operating activities	964,180
Cash Flows from Financing Activities
Cash distributions paid	(964,180)
Net cash used in financing activities	(964,180)
Net change in cash	—
Cash
Beginning of period, December 31, 2014	29,754
End of period, June 30, 2015	$29,754

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

GLOBAL SELF STORAGE, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION

Global Self Storage, Inc. (the “Company”) is a self-administered and self-managed REIT, formed as a Maryland corporation and is focused on the ownership, operation, acquisition, development and redevelopment of self storage facilities (“stores”). The Company stores are located in the Northeast, Mid-Atlantic and Mid-West regions of the United States. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. Accordingly, effective January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration to a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (from an investment company under the 1940 Act), and listed its common stock on the Nasdaq Capital Market (“NASDAQ”) under the symbol “SELF”.

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “IRC”). To the extent the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its stockholders.

The Company invests in self storage facilities by acquiring stores through its wholly owned subsidiaries. At June 30, 2016, the Company owned and operated 7 stores. The Company operates primarily in one segment:  rental operations.

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

The Company financial statements for the period subsequent to the deregistration are prepared on a consolidated basis to include the financial position, results of operations, and cash flows of the Company and its wholly-owned subsidiaries, rather than by the investment company fair valuation approach. This change in status and the concomitant accounting policies affect the comparability of the financial statements for directly presenting corresponding items for 2016 and 2015. As such, for the six months ended June 30, 2016, the consolidated statements of operations and cash flows have been presented on the Predecessor Basis of accounting as an investment company from January 1, 2016 through January 18, 2016, and on the current basis of accounting as a REIT from January 19, 2016 through June 30, 2016. Similarly, separate statements of operations and cash flows are presented on the Predecessor Basis of accounting as an investment company for the periods ended June 30, 2015. The consolidated balance sheet at June 30, 2016 has been presented on the successor basis of accounting as a REIT and at June 30, 2015 the statement of assets and liabilities has been presented on the Predecessor Basis of accounting as an investment company.

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. All material intercompany balances and transactions have been eliminated in consolidation. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2016, are not necessarily indicative of results that may be expected for the year ending December 31, 2016. The statement of assets and liabilities as of December 31, 2015 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form N-CSR for the year ended December 31, 2015, as filed with the SEC.

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

The Company periodically evaluates the carrying value of investments in securities for impairment. The Company considers, among other factors, the duration and extent of any decline in fair value, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, and recent events specific to the issuer or industry. If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value through the income statement.

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

Revenue and Expense Recognition

Revenues from stores, which are primarily composed of rental income earned pursuant to month-to-month leases for storage space, as well as associated late charges and administrative fees, are recognized as earned. Promotional discounts reduce rental income over the promotional period, which is generally one month. Ancillary revenues from sales of merchandise and tenant insurance and other income are recognized when earned.

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

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification, Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, however early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance.

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

The Company adopted ASU 2015-03, Simplifying the Presentation of Debt lssuance Costs, which requires the Company to reclassify debt financing costs, net of amortization on the Company's consolidated balance sheets, and present them as a direct deduction from the carrying amount of the related debt liability.

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

Fair value of self storage properties on the effective date of the change in status		$34,624,573
Total net assets of the combined self storage properties
Property plant and equipment - self storage	$26,388,167
Cash and cash equivalents	464,585
Accounts receivable	87,103
Prepaid expenses and other assets	206,146
Accounts payable and accrued expenses	(488,514)	26,657,487
Adjustment to record the fair value of the net assets of the self storage properties on the effective date of the change in status		$7,967,086

4. INVESTMENTS IN SECURITIES

Investments in securities as of June 30, 2016 consisted of the following:

		Gross Unrealized
	Cost Basis	Gains	Losses	Value
Investment securities, available-for-sale
Common and preferred stocks	$2,447,855	$1,905,149	$(5,491)	$4,347,513

Total investment in securities	$2,447,855	$1,905,149	$(5,491)	$4,347,513

5. SELF STORAGE FACILITIES

The carrying value of the Company’s real estate assets is summarized as follows:

Self storage facilities, at cost:
Beginning balance	$30,746,183
Capital expenditures for office remodeling and equipment acquisition	24,432
Ending balance	30,770,615

Land
Beginning balance	3,464,406
Ending balance	3,464,406

Accumulated depreciation:
Beginning balance	—
Depreciation expense	(358,975)
Ending balance	(358,975)

Construction in progress:
Beginning balance	144,664
Current development	1,141,530
Ending balance	1,286,194

Total real estate facilities at June 30, 2016	$35,162,240

The real estate assets as of June 30, 2016, have been adjusted to reflect the appreciated fair value of the self storage facilities as of the date of the change in status from an investment company.

Construction in progress consists of the expansion project in Bolingbrook, IL which, when completed, will add approximately 44,260 leasable square feet of climate-controlled and traditional storage units, for an aggregate cost of approximately $2,400,000. As of June 30, 2016, development costs for this project totaled $1,286,194. These costs have been capitalized while the project is under development and are reflected in Self storage facilities, net on the Company’s consolidated balance sheet.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2016 and December 31, 2015:

June 30, 2016	Level 1	Level 2	Level 3	Total
Assets
Investment in securities	$4,347,513	$—	$—	$4,347,513
Total assets at fair value	$4,347,513	$—	$—	$4,347,513

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Investments, at value
Wholly owned subsidiaries
Self storage facilities	$—	$—	$34,600,000	$34,600,000
Other	—	—	24,573	24,573
Common stocks	3,106,050	—	—	3,106,050
Preferred stocks	1,176,750	—	—	1,176,750
Other	—	—	—	—
Short term investments	3,526,337	—	—	3,526,337
Total assets at fair value	$7,809,137	$—	$34,624,573	$42,433,710

There were no assets transferred from level 1 to level 2 as of June 30, 2016 or December 31, 2015. The Company did not have any assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of June 30, 2016 or December 31, 2015.

7. NOTE PAYABLE

On June 24, 2016, certain wholly owned subsidiaries (the “Subsidiaries”) of the Company entered into a loan agreement (the “Loan Agreement”) borrowing the principal amount of $20 million pursuant to a promissory note (the “Promissory Note”). The Promissory Note bears an interest rate equal to 4.192% per annum and is due to mature on July 1, 2036. Pursuant to a security agreement (the “Security Agreement”), the obligations under the Loan Agreement are secured by certain real estate assets owned by the Subsidiaries.

The Company entered into a non-recourse guaranty on June 24, 2016 (the “Guaranty,” and together with the Loan Agreement, the Promissory Note and the Security Agreement, the “Loan Documents”) to guarantee the payment to Lender of certain obligations of the Subsidiaries under the Loan Agreement.

The Loan Documents require the Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Lender may accelerate amounts outstanding under the Loan Documents upon the occurrence of an Event of Default (as defined in the Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings.

The Company incurred loan procurement costs of $732,551 and such costs have been recorded net of the note payable on the consolidated balance sheet and are amortized as an adjustment to interest expense over the term of the loan.

As of June 30, 2016, the Company’s note payable is summarized as follows:

Note Payable	Carrying Value
Principal balance outstanding	$20,000,000
Less: Loan procurement costs, net	(732,551)
Total note payable, net	$19,267,449

As of June 30, 2016, the note payable was secured by certain of its self storage facilities with an aggregate net book value of approximately $ 35 million. The note payable pays interest only from August 1, 2016 through June 30, 2018. The following table represents the future principal payment requirements on the note payable as of June 30, 2016:

2016	$—
2017	—
2018	267,619
2019	474,251
2020	494,518
2021 and thereafter	18,763,612
Total principal payments	20,000,000
Less: Loan procurement costs, net	(732,551)
Total note payable	$19,267,449

8. INVESTMENTS IN WHOLLY OWNED SUBSIDIARIES

The following summary sets forth the Company’s membership equity ownership including membership equity capital additions and reductions, cash dividends received by the Company, and the value of each wholly owned subsidiary as recorded in the schedule of portfolio investments as of and for the year ended December 31, 2015.

	Beginning	Membership Equity		Ending
	Equity Interest	Gross	Gross	Equity Interest	Dividend	Value
	Percentage	Additions	Reductions	Percentage	Income	December 31, 2015
SSG Bolingbrook LLC	100%	$—	$—	100%	$—	$6,100,000
SSG Dolton LLC	100%	—	—	100%	—	5,900,000
SSG Merrillville LLC	100%	—	—	100%	—	5,700,000
SSG Rochester LLC	100%	—	—	100%	—	5,950,000
SSG Sadsbury LLC	100%	450,000	—	100%	—	5,700,000
SSG Summerville I LLC	100%	—	—	100%	—	3,400,000
SSG Summerville II LLC	100%	—	—	100%	—	1,850,000
SSG Operations LLC	100%	24,573	—	100%	—	24,573
		$474,573	$—		$—	$34,624,573

9. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share:

	Three	For the Period
	Months	January 19, 2016
	Ended	through
	June 30, 2016	June 30, 2016
Net income (loss)	$(12,306)	$36,815
Basic and diluted weighted average common shares outstanding	7,416,766	7,416,766
Basic and diluted per share net income (loss)	$(0.00)	$0.00

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation (“Tuxis”), and their affiliates (collectively with the Company, the “Affiliates”). As of June 30, 2016, certain of the Affiliates owned approximately 2% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the IRC and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. Rent expense of concurrently used office space and overhead expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the IRC. The aggregate compensation and benefits accrued and paid by the Company for the three and six months ended June 30, 2016 was $131,242 and $261,315, respectively. The aggregate rent and overhead accrued and paid by the Company for the three and six months ended June 30, 2016 was $15,583 and $34,504, respectively. As of June 30, 2016, the Company had reimbursements payable to MMC and Winco for compensation and benefits and rent and overhead of $2,767.

The Company provides a maximum monthly automobile allowance of $1,000 per month to its President, Mark C. Winmill. To the extent that the monthly maximum payment under the Company’s automobile lease exceeds the monthly allowance, Mr. Winmill must reimburse the Company for the excess amount. In this regard, Mr. Winmill has reimbursed the Company $1,878 for the automobile payments paid and due in 2016.

The Company leases office space from Tuxis under a rental agreement. The terms of occupancy are month to month and automatically renew unless terminated by either party on ten days’ written notice. The monthly rental charges are $1,000 per month due and payable on the first day of each month. For the three and six months ended June 30, 2016, the total rent paid by the Company to Tuxis was $3,000 and $6,000 respectively.

11. CAPITAL STOCK

The Company is authorized to issue 19,900,000 shares of $0.01 par value common stock. The Company also has 100,000 shares of Series A participating preferred stock, $0.01 par value, authorized, of which none has been issued.

12. STOCKHOLDER RIGHTS PLAN

On January 28, 2016 the Company announced that its Board of Directors has adopted a stockholders rights plan (the “Rights Plan”). To implement the Rights Plan, the Board of Directors declared a dividend distribution of one right for each outstanding share of Company common stock, par value $.01 per share, to holders of record of the shares of common stock at the close of business on January 29, 2016. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of preferred stock, par value $.01 per share. The rights were distributed as a non-taxable dividend and will expire on January 29, 2026. The rights were evidenced by the underlying Company common stock, and no separate preferred stock purchase rights certificates have been presently be distributed. The rights to acquire preferred stock are not immediately exercisable and will become exercisable only if a person or group, other than Exempt Persons (as defined in the Rights Plan agreement), acquires or commences a tender offer for 9.8% or more of the Company’s common stock. If a person or group, other than an Exempt Person, acquires or commences a tender offer for 9.8% or more of the Company’s common stock, each holder of a right, except the acquirer, will be entitled, subject to the Company’s right to redeem or exchange the right, to exercise, at an exercise price of $12, the right to purchase one one-thousandth of a share of the Company’s newly created Series A Participating Preferred Stock, or the number of shares of Company common stock equal to the holder’s number of rights multiplied by the exercise price and divided by 50% of the market price of the Company’s common stock on the date of the occurrence of such an event. The Company’s Board of Directors may terminate the Rights Plan at any time or redeem the rights, for $0.01 per right, at any time before a person acquires 9.8% or more of the Company’s common stock. This Rights Plan replaced the Plan dated November 25, 2015, which expired on its own terms on March 24, 2016.

13. COMMITMENTS AND CONTINGENCIES

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

14. AGREEMENTS FOR SALE AND PURCHASE

On May 9, 2016, the Company, through a wholly owned subsidiary, entered into an agreement with Gray Eagle Development, LLP to acquire a self storage facility located in Fishers, Indiana (the "Indiana Property") for the sum of $7,700,000 (the "Indiana Purchase Agreement"). The Company's obligation to close under the Indiana Purchase Agreement is expressly conditioned upon (i) the Indiana Property being satisfactory to the Company in all respects upon completion of the Company's due diligence review and inspection of the Indiana Property and (ii) the occurrence or fulfillment of other conditions precedent to closing under the Indiana Purchase Agreement. If certain of the conditions precedent to closing under the Indiana Purchase Agreement are not satisfied, the Company, in addition to its other remedies set forth in the Indiana Purchase Agreement, shall be entitled to (A) terminate the Indiana Purchase Agreement and the Indiana Purchase Agreement shall be deemed null and void, (B) pursue specific performance of the Indiana Purchase Agreement and/or (C) pursue any other remedies at law or in equity.

On June 27, 2016, the Company, through a wholly owned subsidiary, entered into an agreement with West Robb Ave., LLC, Wall & Ceiling Systems, Inc. and Victoria L. Strickland (collectively, the "Ohio Seller") to acquire a self storage facility located in Lima, Ohio (the "Ohio Property") for the sum of $5,300,000 (the "Ohio Agreement"). The Company's obligation to close under the Agreement is expressly conditioned upon (i) the Ohio Property being satisfactory to the Company in all respects upon completion of the Company's due diligence review and inspection of the Ohio Property and (ii) the occurrence or fulfillment of other conditions precedent to closing under the Ohio Agreement. If certain of the conditions precedent to closing under the Ohio Agreement are not satisfied, the Company, in addition to its other remedies set forth in the Ohio Agreement, shall be entitled to (A) terminate the Ohio Agreement and the Ohio Agreement shall be deemed null and void, (B) pursue specific performance of the Ohio Agreement and/or (C) pursue any other remedies at law or in equity. There is no material relationship between the Company, its Subsidiary or its affiliates and the Ohio Seller, other than in respect of the Ohio Agreement.

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

Financial Condition and Results of Operations

On June 24, 2016, certain wholly owned subsidiaries (“Secured Subsidiaries”) of the Company entered into a loan agreement and certain other related agreements (collectively, the “Loan Agreement”) between the Secured Subsidiaries and Insurance Strategy Funding IV, LLC (the “Lender”). Under the Loan Agreement, the Secured Subsidiaries are borrowing from Lender in the principal amount of $20 million pursuant to a promissory note (the “Promissory Note”). The Promissory Note bears an interest rate equal to 4.192% per annum and is due to mature on July 1, 2036. Pursuant to a security agreement (the “Security Agreement”), the obligations under the Loan Agreement are secured by certain real estate assets owned by the Secured Subsidiaries. J.P. Morgan Investment Management, Inc. acted as Special Purpose Vehicle Agent of the Lender. The Company entered into a non-recourse guaranty on June 24, 2016 (the “Guaranty,” and together with the Loan Agreement, the Promissory Note and the Security Agreement, the “Loan Documents”) to guarantee the payment to Lender of certain obligations of the Secured Subsidiaries under the Loan Agreement. The Loan Documents require the Secured Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Lender may accelerate amounts outstanding under the Loan Documents upon the occurrence of an Event of Default (as defined in the Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. The Company and the Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Loan Documents. There is no material relationship between the Company, its Secured Subsidiaries or its affiliates and the Lender, other than in respect of the Loan Documents. The foregoing description is qualified in its entirety by the full terms and conditions of the Loan Documents, filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to the Current Report on Form 8-K filed on June 30, 2016. We intend to use the proceeds of such debt financing primarily in connection with future potential store acquisitions.

As of June 30, 2016, we had capital resources totaling $25 million, well in excess of our current planned capital needs over the next year. Our capital resources include: (i) $5.9 million of cash and marketable securities as of June 30, 2016, and (ii) $20 million of net proceeds from the aforementioned loan agreement dated June 24, 2016. Capital resources derived from retained cash flow has been and is expected to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain real estate facilities.

We have been actively reviewing a number of property and portfolio acquisition candidates and have been working to further develop and expand our current properties. On May 9, 2016, one of our wholly owned subsidiaries entered into an agreement with the Indiana Seller to acquire the Indiana Property for the sum of $7,700,000. Our obligation to close under the Purchase Agreement is expressly conditioned upon (i) the Indiana Property being satisfactory to us in all respects upon completion of our due diligence review and inspection of the Indiana Property and (ii) the occurrence or fulfillment of other conditions precedent to closing under the Indiana Purchase Agreement. If certain of the conditions precedent to closing under the Indiana Purchase Agreement are not satisfied, we, in addition to its other remedies set forth in the Indiana Purchase Agreement, will be entitled to (A) terminate the Indiana Purchase Agreement and the Indiana Purchase Agreement will be deemed null and void, (B) pursue specific performance of the Indiana Purchase Agreement and/or (C) pursue any other remedies at law or in equity.

Additionally, on June 27, 2016, the Company, through another of our wholly owned subsidiaries, entered into an agreement with the Ohio Seller to acquire a self storage facility located in Lima, Ohio the Ohio Property for the sum of $5,300,000. The Company's obligation to close under the Ohio Agreement is expressly conditioned upon (i) the Ohio Property being satisfactory to the Company in all respects upon completion of the Company's due diligence review and inspection of the Ohio Property and (ii) the occurrence or fulfillment of other conditions precedent to closing under the Ohio Agreement. If certain of the conditions precedent to closing under the Ohio Agreement are not satisfied, the Company, in addition to its other remedies set forth in the Ohio Agreement, shall be entitled to (A) terminate the Ohio Agreement and the Ohio Agreement shall be deemed null and void, (B) pursue specific performance of the Ohio Agreement and/or (C) pursue any other remedies at law or in equity. There is no material relationship between the Company, its Subsidiary or its affiliates and the Ohio Seller, other than in respect of the Ohio Agreement.

For the three months ended June 30, 2016, the net loss was $12,306 or less the $(0.01) per share and for the period January 19, 2016 to June 30, 2016, net income was $ 36,815 or less than $0.01 per share.

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

NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures, in evaluating our operating results.

The following tables present a reconciliation and computation of net income to FFO and earnings per share to FFO per share:

	Three	For the Period
	Months	January 19, 2016
	Ended	through
	June 30, 2016	June 30, 2016
Computation and Reconciliation of FFO
Net income (loss)	$(12,306)	$36,815
Eliminate items excluded from FFO:
Depreciation and amortization	189,008	358,975

FFO	$176,702	$395,790

Computation and Reconciliation of FFO per Share
Net income (loss)	$(0.00)	$0.00
Eliminate items excluded from FFO:
Depreciation and amortization	0.03	0.05

FFO per Share	$0.02	$0.05

Same-Store Self Storage Operations

We grew our top-line results by increasing same-store revenues by 8.9% for the three months ended June 30, 2016 versus the three months ended June 30, 2015, and by 7.6% for the six months ended June 30, 2016 versus the six months ended June 30, 2015. Same-store cost of operations increased by 7.8% for the three months ended June 30, 2016 versus the three months ended June 30, 2015, and by 6.1% for the six months ended June 30, 2016 versus the six months ended June 30, 2015. Same-store net operating income increased by 9.7% for the three months ended June 30, 2016 versus the three months ended June 30, 2015, and by 8.8% for the six months ended June 30, 2016 versus the six months ended June 30, 2015. This growth rate of net operating income was the result of an increase in year over year revenues at a rate higher than growth rate of operating expenses. General and administrative expense increased by 146.5% for the three months ended June 30, 2016 versus the three months ended June 30, 2015, and by 4.9% for the period ended June 30, 2016 versus the six months ended June 30, 2015. The increase in the general and administrative expense during the most recent quarter can be primarily attributed to an increase in legal, accounting, compliance, Nasdaq listing fees, and investor relations and capital market consulting expenses. Going forward, although we expect some general and administrative expense reductions associated with our discontinued registration as an investment company, we expect to incur a number of new expenses related to, among other things, the Company’s new reporting and regulatory requirements.

Our results were driven by, among other things, our internet and digital marketing initiatives which helped our overall average occupancy approach and maintain the 90% mark. Also contributing to our strong results were our customer service efforts which were essential in building local brand loyalty resulting in powerful referral and word-of-mouth market demand for our storage units and services. Another significant contributing factor to our results was our revenue rate management program which helped increase our total annualized revenue per leased square foot by 6.6% for the three months ended June 30, 2016 versus the three months ended June 30, 2015, and by 5.4% for the six months ended June 30, 2016 versus the six months ended June 30, 2015.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months ended June 30	2016	2015	Variance	% Change
Revenues	$1,197,549	$1,099,336	$98,213	8.9%

Cost of operations	$484,133	$449,020	$35,113	7.8%

Net operating income	$713,416	$650,316	$63,100	9.7%

Depreciation and amortization	$211,689	$159,124	$52,565	33.0%

Net leasable square footage at period end	485,574	486,168	(594)	-0.1%

Net leased square footage at period end	447,363	438,118	9,245	2.1%

Average overall square foot occupancy	92.1%	90.1%	2.0%	2.2%

Total annualized revenue per leased square foot	$10.71	$10.04	$0.67	6.7%

Number of leased storage units	3,467	3,359	108	3.2%

SAME - STORE PROPERTIES

Six Months ended June 30	2016	2015	Variance	% Change
Revenues	$2,341,273	$2,175,097	$166,176	7.6%

Cost of operations	$981,919	$925,187	$56,732	6.1%

Net operating income	$1,359,354	$1,249,910	$109,444	8.8%

Depreciation and amortization	$413,059	$312,230	$100,829	32.3%

Net leasable square footage at period end	485,574	486,168	(594)	-0.1%

Net leased square footage at period end	447,363	438,118	9,245	2.1%

Average overall square foot occupancy	92.1%	90.1%	2.0%	2.2%

Total annualized revenue per leased square foot	$10.47	$9.93	$0.54	5.4%

Number of leased storage units	3,467	3,359	108	3.2%

Analysis of Same-Store Revenue

For the three months ended June 30, 2016, the 8.9% revenue increase was due primarily to a 6.7% increase in total annualized revenue per leased square foot, a 2.1% increase in net leased square footage and a 2.2% increase in same store average overall square foot occupancy. For the six months ended June 30, 2016, the 7.6% revenue increase was due primarily to a 5.4% increase in total annualized revenue per leased square foot, 2.1% increase in net leased square footage and a 2.2% increase in same store average overall square foot occupancy. The increase in total annualized revenue per leased square foot was due primarily to annual rent increases given to existing tenants, an increase in available climate-controlled leasable square feet compared to available leasable parking square feet, and, to a lesser extent, increased move-in rental rates and decreased move-in rent “specials” discounting. Same store average overall square foot occupancy for all of the Company’s facilities combined increased to 92.1% in the six months ended June 30, 2016 from 90.1% in the six months ended June 30, 2015, representing an increase of 2.2%.

We believe that high occupancies help maximize our rental income. We seek to maintain an average square foot occupancy level of about 90% by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our marketing efforts on the internet in order to generate sufficient move-in volume to replace tenants that vacate. Demand fluctuates due to various local and regional factors, including the overall economy. Demand is higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants are typically higher in the summer months than in the winter months.

We currently expect rental income growth, if any, in the remainder of 2016 to come from a combination of the following: (i) continued annual rent increases to tenants, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts and, to a lesser extent, and (iv) higher occupancies. Our future rental income growth will also be dependent upon many factors for each market that we operate in, including demand for self storage space, the level of competitor supply of self storage space and the average length of stay of our tenants. Increasing rental rates to existing tenants, generally on an annual basis is a key component of our revenue growth. We determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect rent increases to existing tenants for the remainder of 2016 to be slightly less than the prior year.

We believe that the current trends in move-in, move-out, in place contractual rents and occupancy levels are consistent with our current expectation of continued revenue growth in the remainder of 2016. However, such trends, when viewed in the short-term, are volatile and not necessarily be predictive of our revenues going forward because they are subject to many short-term factors. Such factors include, among others, initial move-in rates, seasonal factors, the unit size and geographical mix of the specific tenants moving in or moving out, the length of stay of the tenants moving in or moving out, changes in our pricing strategies, and the degree and timing of rate increases previously passed to existing tenants.

Importantly, we continue to refine our ongoing revenue management program which includes regular internet data scraping of local competitors’ prices. We do this in order to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us maximize each store’s occupancies and our self storage revenue and net operating income. We believe that through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. Currently, our average tenant duration of stay is a little under three years, up from about two years for the same period in 2015.

GLOBAL SELF STORAGE STORES

(As of June 30, 2016)

		Year Store	Number	Net Leasable	June 30, 2016 Square Foot	March 31, 2016 Square Foot	June 30, 2015 Square Foot
Property	Address	Opened	of Units	Square Feet(1)	Occupancy %	Occupancy %	Occupancy %
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997	497	66,250	97.4%	96.7%	96.4%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007	649	86,725	95.5%	95.5%	96.4%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005	507	71,420	96.2%	94.2%	95.4%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010	650	68,017	90.0%	88.2%	95.1%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006	699	79,004	90.6%	85.5%	78.4%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990	557	72,700	84.2%	74.1%	80.1%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997	254	41,458	90.6%	83.5%	89.6%
TOTAL/AVERAGE			3,813	485,574	92.1%	88.1%	90.1%

1)

Includes outside auto/RV/boat storage space of approximately 13,000 square feet at SSG Sadsbury LLC; 11,300 square feet at SSG Bolingbrook LLC; 9,900 square feet at SSG Dolton LLC; 11,170 square feet at SSG Merrillville LLC; and 5,300 square feet at SSG Summerville II LLC. During 2015, upon completion of its new construction project SSG Sadsbury LLC added 219 climate-controlled storage units comprising 16,756 leasable square feet. Also during 2015, SSG Bolingbrook LLC eliminated 98 parking spaces (32,700 square feet) to accommodate its new buildings construction project which, when complete, will add some 306 climate-controlled and traditional storage units totaling approximately 44,260 leasable square feet to the facility. Approximately 42% of our total available units are climate-controlled, 54% are traditional and 4% are parking. The six months average annualized revenue per leased square foot was $10.47 and $9.93 for the periods ended June 30, 2016 and June 30, 2015, respectively.

Analysis of Same-Store Cost of Operations

Same-store cost of operations increased 7.8% or $35,113 for the three months ended June 30, 2016 versus the three months ended June 30, 2015, and increased 6.1% or $56,732 for the six months ended June 30, 2016 versus the six months ended June 30, 2015. This increase in same-store cost of operations was due primarily to increased property tax expense, employment costs, repair and maintenance and marketing expense, which were partially offset by decreases in professional, utilities, administrative, and lien administration costs.

Property tax expense increased 1.0% or $922 for the three months ended June 30, 2016 versus the three months ended June 30, 2015, and increased 3.9% or $10,882 in the six months ended June 30, 2016 as compared to the same period in 2015, due primarily to higher assessed values and tax rates, in particular for our Sadsburyville, PA store. We expect property tax expense growth of approximately the same amount in the remainder of 2016.

On-site property manager payroll expense increased 14.2% or $16,309 for the three months ended June 30, 2016 versus the three months ended June 30, 2015, and increased 9.8% or $23,267 in the six months ended June 30, 2016 as compared to the same period in 2015. This increase was due primarily to wage increases and higher employee health plan expenses. We expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we add new properties as well as District and Regional Managers in the remainder of 2016.

Repairs and maintenance expense increased 27.4% or $6,519 for the three months ended June 30, 2016 versus the three months ended June 30, 2015, and increased 32.9% or $15,589 in the six months ended June 30, 2016 as compared to the same period in 2015 due primarily to our ongoing LED light replacement program expenses in the 2016 period compared to the 2015 period. We anticipate continued focus on our LED light replacement program throughout 2016. At our stores fully converted to LED lighting, we have realized utilities expense savings year-over-year of approximately 40% due to lower kilowatt per hour usage.

Our utility expenses are comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utility expense decreased 12.7% or $3,714 for the three months ended June 30, 2016 versus the three months ended June 30, 2015, and decreased 20.1% or $16,330 in the six months ended June 30, 2016 as compared to the same period in 2015 primarily due to 2016’s milder winter in most of our stores’ areas and the benefit of lower electricity usage due to our LED light replacement program. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in net lower utility costs for the remainder of 2016.

Landscaping expenses, which include snow removal costs, increased 28.4% or $3,267 for the three months ended June 30, 2016 versus the three months ended June 30, 2015, and increased 8.0% or $3,193 in the six months ended June 30, 2016 compared to the same period in 2015. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in the remainder of 2016, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 48.0% or $22,730 for the three months ended June 30, 2016 versus the three months ended June 30, 2015, and increased 34.5% or $30,938 in the six months ended June 30, 2016 as compared to the same period in 2015 primarily due to the increased internet advertising expenses and the one-time costs associated with the production and addition of size estimator and locations videos to our facilities’ website, www.globalselfstorage.us. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a somewhat lesser rate during the remainder of 2016.

Other direct property costs include administrative expenses incurred at the stores, such as property insurance, business license costs, bank charges related to processing the stores’ cash receipts, credit card fees, and the cost of operating each store’s rental office including supplies and telephone data communication lines. These costs increased a negligible amount in the three months ended June 30, 2016 as compared to the same period in 2015, and increased a similar negligible amount in the six months ended June 30, 2016 as compared to the same period in 2015. The small increase in this six-month period was due primarily to higher credit card fees. Credit card fees increased due to a higher proportion of collections being received from credit cards, which is one of the results of our initiatives in building a higher quality overall tenant base. We currently expect moderate increases in other direct property costs in the remainder of 2016.

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

Three months ended June 30,	2016	2015	Variance	% Change
General and administrative	$354,207	$143,687	$210,520	+146.5%

For the Period January 19, 2016 to June 30, 2016 compared to the Six months ended June 30, 2015
	2016	2015	Variance	% Change
General and administrative	$661,453	$630,512	$30,941	+4.9%

General and administrative expenses increased 146.5% or $210,520 for the three months ended June 30, 2016 versus the three months ended June 30, 2015, and increased 4.9% or $30,941 for the period January 19, 2016 to June 30, 2016 as compared to the six months ended June 30, 2015. Most of the significant increase in the general and administrative expense during the most recent quarter is attributable to an increase in legal, accounting, compliance, Nasdaq listing fees, and investor relations and capital market consulting expenses. During the three months ended June 30, 2015, general and administrative expenses were decreased by $77,252 due to a favorable reversal of an expense accrual. We experienced certain cost reductions due to our transition from an investment company to an operating company, such as costs associated with fund accounting, custodian, registration, and quarterly appraisals. Concomitantly, we experienced increased legal, accounting, regulatory compliance, and investor relations expenses. Going forward, although we expect some general and administrative expense reductions associated with our discontinued registration as an investment company, we expect to incur a number of new expenses related to, among other things, the Company’s new reporting and regulatory requirements.

The Company incurred substantial fees and expenses associated with the Loan Documents, the majority of which were capitalized and we would consider non-recurring.

Analysis of Business Development and Property Acquisition Expenses

Business development and property acquisition expenses increased from $0 during the three and six months ended June 30, 2015 to $154,798 and $159,033 during the three and six months ended June 30, 2016, respectively. These costs primarily consisted of legal and consulting costs in connection with business development activities and future potential store acquisitions. The majority of these expenses are non-recurring and fluctuate based on business development activity during the time period.

Analysis of Loan Interest and Amortization Expense

Loan interest expense payments relating to the aforementioned $20 million loan increased from $0 for the three and six months ended June 30, 2015 to $16,302 for the three and six months ended June 30, 2016. Going forward the cash payments for this expense will be $69,867 per month until June 2018 at which point the monthly interest and amortization payment due will increase to $107,699 where it will remain payable every month until June 2036.

Analysis of Global Self Storage Property Operations

In addition to actively reviewing a number of store and portfolio acquisition candidates, we have been working to further develop and expand our current stores. At our Sadsburyville, PA facility in 2015, we completed construction of a state-of-the-art, all climate-controlled two story storage building, adding 16,756 leasable square feet featuring a number of unique drive-up, climate-controlled units.

This expansion has been well received by the local market. As of June 30, 2016, approximately 12 months after construction was completed and lease-up commenced, 94% of the first floor and 72% of the entire building have been leased. As previously reported, we are moving forward with site work and construction of the expansion project in Bolingbrook, IL which, when completed, will add approximately 44,260 leasable square feet of climate-controlled and traditional storage units. The project features a final budget of $2,400,000, which equates to an all-in projected cost of approximately $53 per square foot and currently an anticipated completion date of September 2016. Next up for expansion review is the Merrillville, IN store.

Our stores in the Northeast, Mid-Atlantic and Mid-West are located in densely populated and high traffic areas near major roads and highways. All of our stores display prominent road signage and most feature LED marquee boards describing the store features and move-in rent specials. Our stores are generally located in areas with strict zoning laws and attentive planning boards which make it difficult for our competition to develop new facilities near ours. As we evaluate potential stores, we seek properties in areas with these high barriers to entry.

From a marketing perspective, we have developed the brand, “Global Self Storage,” and now use it in all of our on-site signage, internet advertising and other marketing materials. During 2015, we launched our new re-designed stores’ website www.GlobalSelfStorage.us, where prospective tenants can learn about the features of each store and view high resolution images and videos. The site also allows tenants to pay their rent online.

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

Each of our stores features a rental and payment center kiosk available 24 hours a day, seven days a week, where prospective tenants can rent a unit and current tenants can pay their rent. All of our stores have on-site property managers who are committed to delivering the finest customer service. Our customer call center handles telephone inquiries from current and prospective tenants whenever our store managers are not available. They can respond to questions about our stores and storage features, and book reservations. Our top priorities are delivering convenience and high quality customer service to our tenants, as well as maintaining clean and secure stores at all times.

All of our tenant leases at all of our stores are “month-to-month” leases. We deliver at least 30 days’ written notice of any rental rate change. Lease rates at each store may be set monthly, semi-annually, annually, or at any time on a case-by-case basis as determined in the discretion of management. Tenants may be assessed late, administrative, and/or other fees. To date, none of the Company’s stores have experienced any material delinquencies.

Analysis of Realized and Unrealized Gains (Losses)

Realized gains for the three and six months ended June 30, 2016 were $0 and $0 compared to $0 and $900,368 for the three and six months ended June 30, 2015. As we continue to acquire and/or develop additional self storage properties, as part of the funding for such activities, we plan to liquidate our securities holdings, thereby realizing gains if applicable. As of June 30, 2016, our unrealized gain on investment securities available-for-sale was $1,899,658.

Distributions and Closing Market Prices

Distributions for the three months ended June 30, 2016 were $0.065 per share and for the six months ended June 30, 2016 totaled $0.13 per share. The Company’s closing market price as of June 30, 2016 was $5.39, as of March 31, 2016 was $4.87, as of December 31, 2015 was $3.75, and as of June 30, 2015 was $3.54. Past performance does not guarantee future results.

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

We have a disclosure controls and procedures committee, comprised of the Chief Executive Officer and Chief Financial Officer, which meets as necessary and is responsible for considering the materiality of information and determining our disclosure obligations a timely basis.

The disclosure controls and procedures committee carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

From time to time, the Company or its subsidiaries may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the Company will seek to include in its financial statements the necessary provisions for losses that it believes are probable and estimable. Furthermore, the Company will seek to evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures. The Company currently does not have any material pending legal proceedings to which it or any of its subsidiaries is a party or of which any of their property is the subject.

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

GLOBAL SELF STORAGE, INC.

Date: August 15, 2016	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: August 15, 2016	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Item Number and Description	Incorporated by Reference to	Filed Herewith

10.1 Guaranty dated June 24, 2016 by Global Self Storage, Inc. in favor of Insurance Strategy Funding IV, LLC	Company's filing on Form 8-K, File No. 001-12681, as filed with the SEC on June 30, 2016.

10.2 Loan Agreement dated June 24, 2016 between certain subsidiaries of Global Self Storage, Inc. and Insurance Strategy Funding IV, LLC	Company's filing on Form 8-K, File No. 001-12681, as filed with the SEC on June 30, 2016.

10.3 Promissory Note dated June 24, 2016 between certain subsidiaries of Global Self Storage, Inc. and Insurance Strategy Funding IV, LLC	Company's filing on Form 8-K, File No. 001-12681, as filed with the SEC on June 30, 2016.

10.4 Form of Mortgage, Assignment of Leases and Rents and Security Agreement	Company's filing on Form 8-K, File No. 001-12681, as filed with the SEC on June 30, 2016.

10.5   Agreement for Sale and Purchase dated May 9, 2016 between Gray Eagle Development, LLP and a subsidiary of Global Self Storage, Inc. to acquire a storage facility located in Fishers, Indiana (“Indiana Purchase Agreement”)

X

10.6 Letter Amendment dated June 22, 2016 to the Indiana Purchase Agreement		X

10.7 Agreement for Sale and Purchase dated June 27, 2016 between West Robb Ave., LLC and a subsidiary of Global Self Storage, Inc. to acquire a storage facility located in Lima, Ohio		X

10.8 Letter Amendment dated July 21, 2016 to the Indiana Purchase Agreement		X

10.9 Letter Amendment dated August 10, 2016 to the Indiana Purchase Agreement		X

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

101. Interactive Data File [1]		X

[1]

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