Form 10-Q
period 2016-09-30
Global Self Storage, Inc.
filed 2016-11-14
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2016, was 7,416,766.

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

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEET

September 30, 2016

(Unaudited)

Assets
Self storage facilities, net	$48,949,565
Cash and cash equivalents	6,997,216
Restricted cash	86,668
Investments in securities	3,896,103
Accounts receivable	143,135
Prepaid expenses and other assets	246,630
Intangible assets, net	248,307
Total assets	$60,567,624
Liabilities and equity
Note payable	$19,364,363
Accounts payable and accrued expenses	980,884

Total liabilities	20,345,247
Commitments and contingencies
Equity
Common stock, $0.01 par value, 19,900,000 shares authorized; 7,416,766 issued and outstanding	74,168
Series A participating preferred stock, $0.01 par value, 100,000 shares authorized: zero shares issued and outstanding	—
Additional paid in capital	32,908,888
Accumulated comprehensive income	1,448,248
Retained earnings	5,791,073
Total equity	40,222,377
Total liabilities and equity	$60,567,624

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

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Successor Basis)

(Unaudited)

	Three	For the Period
	Months	January 19, 2016
	Ended	through
	September 30, 2016	September 30, 2016
Revenues
Rental income	$1,306,822	$3,305,590
Other property related income	42,463	114,208

Total revenues	1,349,285	3,419,798

Expenses
Property operations	525,102	1,449,341
General and administrative	393,561	1,055,014
Depreciation and amortization	236,503	595,478
Business development and property acquisition costs	238,537	397,570

Total expenses	1,393,703	3,497,403

Operating loss	(44,418)	(77,605)

Other income (expense)
Dividend and interest income	46,905	133,559
Interest expense	(219,859)	(236,511)

Total other expense, net	(172,954)	(102,952)

Net loss	$(217,372)	$(180,557)

Earnings per share - basic and diluted	$(0.03)	$(0.02)

Weighted average shares outstanding - basic and diluted	7,416,766	7,416,766

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

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (Successor Basis)

(Unaudited)

	Three	For the Period
	Months	January 19, 2016
	Ended	through
	September 30, 2016	September 30, 2016
Net loss	$(217,372)	$(180,557)
Other comprehensive income (loss)
Unrealized loss on investment securities available-for-sale	(451,410)	(364,092)
Comprehensive loss	$(668,782)	$(544,649)

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

STATEMENT OF OPERATIONS (Predecessor Basis)

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Investment Income
Dividends
Unaffiliated issuers	$41,824	$122,041
Wholly owned subsidiaries	—	1,140,000
Total investment income	41,824	1,262,041
Expenses
Compensation and benefits	176,653	539,709
Occupancy and other office expenses	20,449	95,105
Bookkeeping and pricing	20,250	58,045
Auditing	11,040	31,955
Directors	9,350	29,765
Stockholder communications	5,980	17,678
Transfer agent	2,830	7,940
Insurance	2,760	8,190
Custodian	970	7,870
Other	500	6,177
Registration	96	62,956
Legal	—	16,000
Total expenses	250,878	881,390
Net investment income (loss)	(209,054)	380,651
Realized and Unrealized Gain (Loss)
Net realized gain on investments in unaffiliated issuers	—	900,368
Net unrealized appreciation (depreciation)
Wholly owned subsidiaries	349,995	2,570,001
Unaffiliated issuers	350,025	(73,627)
Net realized and unrealized gain	700,020	3,396,742
Net increase in net assets resulting from operations	$490,966	$3,777,393

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period January 19, 2016 through September 30, 2016

(Unaudited)

Net assets to allocate to stockholders' equity at January 18, 2016	$42,213,295

Common stock, par value
Allocated balance as of January 18, 2016; 7,416,766 shares, $0.01 par value (Predecessor Basis)	74,168
Balance as of September 30, 2016 (7,416,766 shares, $0.01 par value)	74,168

Paid in capital
Allocated balance as of January 18, 2016 (Predecessor Basis)	32,908,888
Balance as of September 30, 2016	32,908,888

Accumulated other comprehensive income
Unrealized gain on available-for-sale securities as of January 18, 2016 (Predecessor Basis)	1,812,340
Unrealized loss on available-for-sale securities	(364,092)
Balance as of September 30, 2016	1,448,248

Retained earnings
Allocated balance as of January 18, 2016 (Predecessor Basis)	9,230,239
Reclassification of unrealized gain on available for sale securities (Predecessor Basis)	(1,812,340)
Transitional adjustment for net unrealized gain of wholly owned subsidiaries (Predecessor Basis)	(6,875,000)
Adjustment of wholly owned subsidiaries on the effective date of the change in status	7,967,086
Combined accumulated deficit of wholly owned subsidiaries prior to the change in status	(1,092,086)
Net loss	(180,557)
Dividends	(1,446,269)
Balance as of September 30, 2016	5,791,073

Total stockholders' equity as of September 30, 2016	$40,222,377

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

CONSOLIDATED STATEMENT OF CASH FLOWS (Successor Basis)
For the Period January 19, 2016 through September 30, 2016
(Unaudited)

Cash flows from operating activities
Net loss	$(180,557)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	595,478
Amortization of loan procurement costs	10,609
Cash from wholly owned subsidiaries consolidated upon change of status	464,586
Changes in operating assets and liabilities:
Restricted cash	(86,668)
Accounts receivable	(50,861)
Prepaid expenses and other assets	(28,880)
Accounts payable and accrued expenses	344,469
Net cash provided by operating activities	1,068,176
Cash flows from investing activities
Acquisition of self storage facilities	(13,000,000)
Proceeds from sale of investments	3,429,889
Construction in progress	(2,314,073)
Improvements and equipment additions	(124,024)
Net cash used in investing activities	(12,008,208)
Cash flows from financing activities
Proceeds from note payable, net	19,353,754
Dividends paid	(1,446,269)
Net cash provided by financing activities	17,907,485
Net increase in cash and cash equivalents	6,967,453
Cash and cash equivalents, January 18, 2016	29,763
Cash and cash equivalents, September 30, 2016	$6,997,216
Supplemental Schedule of cash flow information
Interest paid	$225,902

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

STATEMENT OF CASH FLOWS (Predecessor Basis)

For the Nine Months Ended September 30, 2015

(Unaudited)

Cash Flows From Operating Activities
Net increase in net assets resulting from operations	$3,777,393
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Unrealized appreciation of investments	(2,496,374)
Net realized gain on sales of investment securities	(900,368)
Capital invested in wholly owned subsidiaries	(464,573)
Proceeds from sales of investment securities	900,368
Net sales of short term investments	592,145
Decrease in due from subsidiaries	1,453
Increase in dividends receivable	(1)
Increase in other assets	(5,738)
Increase in accrued expenses	24,258
Increase in due to affiliates	17,707
Net cash provided by operating activities	1,446,270
Cash Flows from Financing Activities
Cash distributions paid	(1,446,270)
Net cash used in financing activities	(1,446,270)
Net change in cash	—
Cash
Beginning of period, December 31, 2014	29,754
End of period, September 30, 2015	$29,754

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

The Company invests in self storage facilities by acquiring stores through its wholly owned subsidiaries. At September 30, 2016, the Company owned and operated 9 stores. The Company operates primarily in one segment:  rental operations.

2. BASIS OF PRESENTATION

Upon deregistration as an investment company, the Company's status changed to an operating company from an investment company since it no longer met the assessment of an investment company under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946 (“ASC 946”). The Company discontinued applying the guidance in ASC 946 and began to account for the change in status prospectively by accounting for its investments in accordance with other U.S. generally accepted accounting principles (“GAAP”) topics as of the date of the change in status.

The Company financial statements for the period subsequent to the deregistration are prepared on a consolidated basis to include the financial position, results of operations, and cash flows of the Company and its wholly-owned subsidiaries, rather than by the investment company fair valuation approach. This change in status and the concomitant accounting policies affect the comparability of the financial statements for directly presenting corresponding items for 2016 and 2015. As such, for the nine months ended September 30, 2016, the consolidated statements of operations and cash flows have been presented on the Predecessor Basis of accounting as an investment company from January 1, 2016 through January 18, 2016, and on the current basis of accounting as a REIT from January 19, 2016 through September 30, 2016. Similarly, separate statements of operations and cash flows are presented on the Predecessor Basis of accounting as an investment company for the periods ended September 30, 2015. The consolidated balance sheet at September 30, 2016 has been presented on the successor basis of accounting as a REIT and at September 30, 2015 the statement of assets and liabilities has been presented on the Predecessor Basis of accounting as an investment company.

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with GAAP for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. All material intercompany balances and transactions have been eliminated in consolidation. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2016, are not necessarily indicative of results that may be expected for the year ending December 31, 2016. The statement of assets and liabilities as of December 31, 2015 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form N-CSR for the year ended December 31, 2015, as filed with the SEC.

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

Restricted Cash

Restricted cash is comprised of escrowed funds deposited with a bank relating to capital expenditures.

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

Internal and external transaction costs associated with acquisitions or dispositions of real estate, as well as repairs and maintenance costs, are charged to expense as incurred. Major replacements and betterments that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 39 years. We allocate the net acquisition cost of acquired operating self-storage facilities to the underlying land, buildings, identified intangible assets, and any noncontrolling interests that remain outstanding based upon their respective individual estimated fair values.  Any difference between the net acquisition cost and the estimated fair value of the net tangible and intangible assets acquired is recorded as goodwill.

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

Recently Issued Accounting Standards

In August 2016, the FASB issued ASU No. 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The eight items that the ASU provides classification guidance on include (1) debt prepayment and extinguishment costs, (2) settlement of zerocoupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. The standard is effective on January 1, 2018, however early adoption is permitted. The standard requires the use of the retrospective transition method. The Company is in the process of evaluating the impact of this new guidance.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. The standard is effective on January 1, 2017, however early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance.

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

In August, 2014, the FASB issued new accounting guidance, which is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern for a period of one year after the date that the financial statements are issued. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.  Early adoption is permitted.  The Company anticipates no impact upon adoption of the new accounting guidance on its consolidated financial statements.

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

3. CHANGE IN STATUS

Prior to the January 19, 2016 change in status as a registered investment company, the Company recorded its investment in the self storage facilities at fair value and recorded the changes in the fair value as an unrealized gain or loss. Upon the effective date of the deregistration of the Company as a registered investment company, the fair value accounting as a registered investment company was no longer applicable to the Company, rather the Company began presenting on a consolidated basis, the underlying assets and liabilities of the self storage facilities. The Company’s initial carrying value of the net assets of the self storage properties is the fair value on the effective date of the change in status determined as follows:

Fair value of self storage properties on the effective date of the change in status		$34,624,573
Total net assets of the combined self storage properties
Property plant and equipment - self storage	$26,388,167
Cash and cash equivalents	464,585
Accounts receivable	87,103
Prepaid expenses and other assets	206,146
Accounts payable and accrued expenses	(488,514)	26,657,487
Increase to the initial carrying value of the net assets of the self storage properties on the effective date of the change in status		$7,967,086

4. INVESTMENTS IN SECURITIES

Investments in securities as of September 30, 2016 consisted of the following:

		Gross Unrealized
	Cost Basis	Gains	Losses	Value
Investment securities, available-for-sale
Common and preferred stocks	$2,447,855	$1,453,783	$(5,535)	$3,896,103

Total investment in securities	$2,447,855	$1,453,783	$(5,535)	$3,896,103

5. SELF STORAGE FACILITIES

The carrying value of the Company’s real estate assets is summarized as follows:

Self storage facilities, at cost:
Beginning balance	$30,746,183
Acquisition of self storage facilities	11,440,000
Improvements and equipment additions	124,024
Ending balance	42,310,207

Land
Beginning balance	3,464,406
Acquisition of self storage facilities	1,300,000
Ending balance	4,764,406

Accumulated depreciation:
Beginning balance	—
Depreciation expense	(583,785)
Ending balance	(583,785)

Construction in progress:
Beginning balance	144,664
Current development	2,314,073
Ending balance	2,458,737

Total real estate facilities at September 30, 2016	$48,949,565

The real estate assets as of September 30, 2016, have been adjusted to reflect the appreciated fair value of the self storage facilities as of the date of the change in status from an investment company.

Construction in progress consists of the expansion project in Bolingbrook, IL which, when completed, will add approximately 44,260 leasable square feet of climate-controlled and traditional storage units, for an aggregate cost of approximately $2,400,000. As of September 30, 2016, development costs for this project totaled $2,426,065. These costs have been capitalized while the project is under development and are reflected in self storage facilities, net on the Company’s consolidated balance sheet.

6. STORE ACQUISITIONS

During the nine months ended September 30, 2016, the Company purchased 2 self storage facilities located in Ohio and Indiana, respectively, for an aggregate purchase price of $13,000,000. There were no acquisitions during the fiscal year 2015. In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which totaled $260,000 at the time of the acquisition and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recorded during the nine months ended September 30, 2016 was $11,693. The following table shows the Company’s acquisitions of operating stores for the nine months ended September 30, 2016, and does not include purchases of construction or improvements made to existing assets:

			Consideration Paid		Fair Value
						Building,
						Equipment	In-Place	Closing
	Number of	Date of				and	Tenant	Costs
Property Location	Stores	Acquisition	Total	Cash Paid	Land	Improvements	Leases	Expensed
Lima, Ohio	1	8/29/2016	$5,300,000	$5,300,000	$530,000	$4,664,000	$106,000	$107,909
Fishers, Indiana	1	9/26/2016	7,700,000	7,700,000	770,000	6,776,000	154,000	112,001
Totals	2		$13,000,000	$13,000,000	$1,300,000	$11,440,000	$260,000	$219,910

The following table summarizes the Company’s revenue and earnings associated with the 2016 acquisitions from the respective acquisition dates in the period they were acquired, included in the consolidated statements of operations for the three and nine months ended September 30, 2016. There were no acquisitions during 2015.

	Three	Nine
	Months	Months
	Ended	Ended
	September 30, 2016	September 30, 2016
Total revenue	$107,107	$107,107
Net income	49,965	49,965

Pro Forma Financial Information

During the nine months ended September 30, 2016, the Company acquired 2 self storage facilities for an aggregate purchase price of $13,000,000.

The condensed consolidated pro forma financial information set forth below reflects adjustments to the Company’s historical financial data to give effect to each of the acquisitions that occurred during 2016 as if each had occurred as of January 1, 2016. Pro forma financial information has not been provided for 2015 since the Company was an investment company and applied the accounting guidance in ASC 946. The unaudited pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the nine months ended September 30, 2016 based on the assumptions described above:

Nine Months
Ended
September 30, 2016
Pro forma revenue	$4,443,337
Pro forma net income	$112,974
Basic and diluted per share net loss - as reported	$(0.02)
Basic and diluted per share net income - pro forma	$0.02

7. FAIR VALUE MEASUREMENTS

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2016 and December 31, 2015:

September 30, 2016	Level 1	Level 2	Level 3	Total
Assets
Investment in securities	$3,896,103	$—	$—	$3,896,103
Total assets at fair value	$3,896,103	$—	$—	$3,896,103

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Investments, at value
Wholly owned subsidiaries
Self storage facilities	$—	$—	$34,600,000	$34,600,000
Other	—	—	24,573	24,573
Common stocks	3,106,050	—	—	3,106,050
Preferred stocks	1,176,750	—	—	1,176,750
Other	—	—	—	—
Short term investments	3,526,337	—	—	3,526,337
Total assets at fair value	$7,809,137	$—	$34,624,573	$42,433,710

There were no assets transferred from level 1 to level 2 as of September 30, 2016 or December 31, 2015. The Company did not have any assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of September 30, 2016 or December 31, 2015.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their respective carrying values as of September 30, 2016. The aggregate carrying value of the Company’s debt was $20,000,000 as of September 30, 2016. The estimated fair value of the Company’s debt was $20,000,000 as of September 30, 2016. This estimate was based on market interest rates for comparable obligations. Rates take into consideration general market conditions and maturity. The Company’s debt is classified as level 2 of the fair value hierarchy.

8. NOTE PAYABLE

On June 24, 2016, certain wholly owned subsidiaries (the “Subsidiaries”) of the Company entered into a loan agreement (the “Loan Agreement”) borrowing the principal amount of $20 million pursuant to a promissory note (the “Promissory Note”). The Promissory Note bears an interest rate equal to 4.192% per annum (effective interest rate 4.40%) and is due to mature on July 1, 2036. Pursuant to a security agreement (the “Security Agreement”), the obligations under the Loan Agreement are secured by certain real estate assets owned by the Subsidiaries.

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

The Company incurred loan procurement costs of $646,246 and such costs have been recorded net of the note payable on the consolidated balance sheet and are amortized as an adjustment to interest expense over the term of the loan.

As of September 30, 2016, the Company’s note payable is summarized as follows:

Note Payable	Carrying Value
Principal balance outstanding	$20,000,000
Less: Loan procurement costs, net	(635,637)
Total note payable, net	$19,364,363

As of September 30, 2016, the note payable was secured by certain of its self storage facilities with an aggregate net book value of approximately $ 34.3 million. The note payable pays interest only from August 1, 2016 through June 30, 2018. The following table represents the future principal payment requirements on the note payable as of September 30, 2016:

2016	$—
2017	—
2018	267,619
2019	474,251
2020	494,518
2021 and thereafter	18,763,612
Total principal payments	20,000,000
Less: Loan procurement costs, net	(635,637)
Total note payable	$19,364,363

9. INVESTMENTS IN WHOLLY OWNED SUBSIDIARIES

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

10. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share:

	Three	For the Period
	Months	January 19, 2016
	Ended	through
	September 30, 2016	September 30, 2016
Net loss	$(217,372)	$(180,557)
Basic and diluted weighted average common shares outstanding	7,416,766	7,416,766
Basic and diluted per share net loss	$(0.03)	$(0.02)

11. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation (“Tuxis”), and their affiliates (collectively with the Company, the “Affiliates”). As of September 30, 2016, certain of the Affiliates owned approximately 2% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the IRC and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. Rent expense of concurrently used office space and overhead expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the IRC.    The aggregate rent and overhead accrued and paid by the Company to Winco for the three and nine months ended September 30, 2016 was $17,998 and $52,502, respectively. As of September 30, 2016, the Company had reimbursements payable to MMC and Winco for compensation and benefits and rent and overhead of $8,591.

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

The Company leases office space from Tuxis under a rental agreement. The terms of occupancy are month to month and automatically renew unless terminated by either party on ten days’ written notice. The monthly rental charges are $1,000 per month due and payable on the first day of each month. For the three and nine months ended September 30, 2016, the total rent paid by the Company to Tuxis was $6,000 and $9,000 respectively.

12. CAPITAL STOCK

The Company is authorized to issue 19,900,000 shares of $0.01 par value common stock. The Company also has 100,000 shares of Series A participating preferred stock, $0.01 par value, authorized, of which none has been issued.

13. STOCKHOLDER RIGHTS PLAN

On January 28, 2016, the Company announced that its Board of Directors has adopted a stockholders rights plan (the “Rights Plan”). To implement the Rights Plan, the Board of Directors declared a dividend distribution of one right for each outstanding share of Company common stock, par value $.01 per share, to holders of record of the shares of common stock at the close of business on January 29, 2016. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of preferred stock, par value $.01 per share. The rights were distributed as a non-taxable dividend and will expire on January 29, 2026. The rights were evidenced by the underlying Company common stock, and no separate preferred stock purchase rights certificates have been distributed. The rights to acquire preferred stock are not immediately exercisable and will become exercisable only if a person or group, other than Exempt Persons (as defined in the Rights Plan agreement), acquires or commences a tender offer for 9.8% or more of the Company’s common stock. If a person or group, other than an Exempt Person, acquires or commences a tender offer for 9.8% or more of the Company’s common stock, each holder of a right, except the acquirer, will be entitled, subject to the Company’s right to redeem or exchange the right, to exercise, at an exercise price of $12, the right to purchase one one-thousandth of a share of the Company’s newly created Series A Participating Preferred Stock, or the number of shares of Company common stock equal to the holder’s number of rights multiplied by the exercise price and divided by 50% of the market price of the Company’s common stock on the date of the occurrence of such an event. The Company’s Board of Directors may terminate the Rights Plan at any time or redeem the rights, for $0.01 per right, at any time before a person acquires 9.8% or more of the Company’s common stock. This Rights Plan replaced the Company’s stockholders rights plan dated November 25, 2015, which expired on its own terms on March 24, 2016.

14. COMMITMENTS AND CONTINGENCIES

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

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT focused on the ownership, operation, acquisition, development and redevelopment of self storage facilities (“stores”). Our stores are designed to offer affordable, easily accessible and secure storage space for residential and commercial customers. The Company currently owns and operates nine stores located in New York, Pennsylvania, Illinois, Indiana, South Carolina, and Ohio. As previously reported in our press release on January 19, 2016, on that day the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company, and uplisted to NASDAQ.

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

Financial Condition and Results of Operations

On June 24, 2016, certain wholly owned subsidiaries (“Secured Subsidiaries”) of the Company entered into a loan agreement and certain other related agreements (collectively, the “Loan Agreement”) between the Secured Subsidiaries and Insurance Strategy Funding IV, LLC (the “Lender”). Under the Loan Agreement, the Secured Subsidiaries are borrowing from Lender in the principal amount of $20 million pursuant to a promissory note (the “Promissory Note”). The Promissory Note bears an interest rate equal to 4.192% per annum and is due to mature on July 1, 2036. Pursuant to a security agreement (the “Security Agreement”), the obligations under the Loan Agreement are secured by certain real estate assets owned by the Secured Subsidiaries. J.P. Morgan Investment Management, Inc. acted as Special Purpose Vehicle Agent of the Lender. The Company entered into a non-recourse guaranty on June 24, 2016 (the “Guaranty,” and together with the Loan Agreement, the Promissory Note and the Security Agreement, the “Loan

Documents”) to guarantee the payment to Lender of certain obligations of the Secured Subsidiaries under the Loan Agreement. The Loan Documents require the Secured Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Lender may accelerate amounts outstanding under the Loan Documents upon the occurrence of an Event of Default (as defined in the Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. The Company and the Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Loan Documents. There is no material relationship between the Company, its Secured Subsidiaries or its affiliates and the Lender, other than in respect of the Loan Documents. The foregoing description is qualified in its entirety by the full terms and conditions of the Loan Documents, filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to the Current Report on Form 8-K filed on June 30, 2016. We intend to use the proceeds of such debt financing primarily in connection with future potential store acquisitions and development.

As of September 30, 2016, we had capital resources totaling $10.9 million, well in excess of our current planned capital needs over the next year. Our capital resources include $7.0 million of cash and cash equivalents and $3.9 million of marketable securities as of September 30, 2016. Capital resources derived from retained cash flow have been and are expected to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain real estate facilities.

We have been actively reviewing a number of property and portfolio acquisition candidates and have been working to further develop and expand our current properties. On May 9, 2016, one of our wholly owned subsidiaries entered into an agreement with Gray Eagle Development, LLP (the “Indiana Seller”) to acquire a self storage facility located in Fishers, Indiana (the “Indiana Property”) for the sum of $7,700,000.  On September 26, 2016, the Company completed the acquisition of the Indiana Property for approximately $7,700,000 in cash.

Additionally, on June 27, 2016, another one of our wholly owned subsidiaries, entered into an agreement with West Robb Ave., LLC, Wall & Ceiling Systems, Inc. and Victoria L. Strickland (collectively, the “Ohio Seller”) to acquire a self storage facility located in Lima, Ohio (the “Ohio Property”) for the sum of $5,300,000.  On August 29, 2016, the Company completed the acquisition of the Ohio Property for $5,300,000 in cash.

For the three months ended September 30, 2016, the net loss was $217,372 or $(0.03) per share and for the period January 19, 2016 to September 30, 2016, the net loss was $185,557 or $0.02 per share.

Non-GAAP Measures

Funds from Operations (“FFO”) and FFO per share are non-GAAP measures defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and are considered helpful measures of REIT performance by REITs and many REIT analysts. NAREIT defines FFO as a REIT's net income, excluding gains or losses from sales of property, and adding back real estate depreciation and amortization. FFO and FFO per share are not a substitute for net income or earnings per share. FFO is not a substitute for GAAP net cash flow in evaluating our liquidity or ability to pay dividends, because it excludes financing activities presented on our statements of cash flows. In addition, other REITs may compute these measures differently, so comparisons among REITs may not be helpful. However, the Company believes that to further understand the performance of its stores, FFO should be considered along with the net income and cash flows reported in accordance with GAAP and as presented in the Company’s financial statements.

We believe net operating income or “NOI” is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to, among other things, capital allocations, determining current property values, evaluating property performance and in comparing period-to-period and market-to-market property operating results. In addition, we believe the investment community utilizes NOI in determining operating performance and real estate values, and does not consider depreciation expense because it is based upon historical cost. NOI is defined as net property earnings before general and administrative expenses, interest, taxes, depreciation, and amortization.

NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures, in evaluating our operating results.

GLOBAL SELF STORAGE STORES

(As of September 30, 2016)

		Year Store	Number	Net Leasable	September 30, 2016 Square Foot	September 30, 2015 Square Foot
Property	Address	Opened	of Units	Square Feet(1)	Occupancy %	Occupancy %
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997	499	66,250	94.1%	96.0%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007	649	86,725	94.2%	96.1%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005	507	71,420	92.5%	96.6%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010	650	68,017	88.3%	88.1%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006	699	79,004	91.1%	79.3%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990	557	72,700	86.3%	79.2%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997	254	41,458	92.4%	89.9%
TOTAL/AVERAGE SAME STORES			3,815	485,574	91.4%	89.4%

SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007	419	81,471	83.8%	78.3%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996	739	85,768	98.1%	98.5%
TOTAL/AVERAGE NON- SAME STORES			1,158	167,239	91.2%	88.7%

TOTAL/AVERAGE ALL STORES			4,973	652,813	91.2%	89.1%

1)

Includes outside auto/RV/boat storage space of approximately 13,000 square feet at SSG Sadsbury LLC; 11,300 square feet at SSG Bolingbrook LLC; 9,900 square feet at SSG Dolton LLC; 11,170 square feet at SSG Merrillville LLC; and 5,300 square feet at SSG Summerville II LLC. During 2015, upon completion of its new construction project SSG Sadsbury LLC added 219 climate-controlled storage units comprising 16,756 leasable square feet. Also during 2015, SSG Bolingbrook LLC eliminated 98 parking spaces (32,700 square feet) to accommodate its new buildings construction project which, when complete, will add some 306 climate-controlled and traditional storage units totaling approximately 44,260 leasable square feet to the facility. For SSG Lima LLC, does not include approximately 12,683 square feet of non-storage commercial and student housing space. Approximately 42% of our total available units are climate-controlled, 54% are traditional and 4% are parking. The nine months average annualized revenue per leased square foot was $11.18 and $10.62 for the periods ended September 30, 2016 and September 30, 2015, respectively.

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions. At September 30, 2016, we owned 7 same-store facilities and 2 non-same-store facilities. The Company believes that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to variances in occupancy, rental revenue, operating expenses, NOI, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments.  Same-store results should not be used as a basis for future same-store performance or for the performance of the Company's stores as a whole.

We grew our top-line results by increasing same-store revenues by 7.7% for the three months ended September 30, 2016 versus the three months ended September 30, 2015, and by 7.6% for the nine months ended September 30, 2016 versus the nine months ended September 30, 2015. Same-store cost of operations increased by 14.4% for the three months ended September 30, 2016 versus the three months ended September 30, 2015, and by 8.4% for the nine months ended September 30, 2016 versus the nine months ended September 30, 2015. Same-store NOI increased by 3.8% for the three months ended September 30, 2016 versus the three months ended September 30, 2015, and by 7.1% for the nine months ended September 30, 2016 versus the nine months ended September 30, 2015. General and administrative expense increased by 56.9% for the three months ended September 30, 2016 versus the three months ended September 30, 2015, and by 32.9% for the nine months ended September 30, 2016 versus the nine months ended September 30, 2015. The increase in the general and administrative expense during the most recent quarter can be primarily attributed to an increase in legal, accounting, compliance, Nasdaq listing fees, and investor relations and capital market consulting expenses. Going forward, although we expect some general and administrative expense reductions associated with our discontinued registration as an investment company, we are incurring and expect to incur a number of new expenses related to, among other things, the Company’s new reporting and regulatory requirements.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped our overall average occupancy approach and exceed 90% as of September 30, 2016. Also, contributing to our strong results were our customer service efforts which we believe were essential in building local brand loyalty resulting in powerful referral and word-of-mouth market demand for our storage units and services. Another significant contributing factor to our results was our revenue rate management program which helped increase our total annualized revenue per leased square foot by 5.3% for the three months ended September 30, 2016 versus the three months ended September 30, 2015, and by 5.2% for the nine months ended September 30, 2016 versus the nine months ended September 30, 2015.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months ended September 30	2016	2015	Variance	% Change
Revenues	$1,241,531	$1,153,217	$88,314	7.7%

Cost of operations	$479,225	$419,079	$60,146	14.4%

Net operating income	$762,306	$734,138	$28,168	3.8%

Depreciation and amortization	$161,000	$161,395	$(395)	-0.2%

Net leasable square footage at period end	485,874	485,874	—	0.0%

Net leased square footage at period end	443,964	434,109	9,855	2.3%

Overall square foot occupancy at period end	91.4%	89.3%	2.0%	2.3%

Total annualized revenue per leased square foot	$11.19	$10.63	$0.56	5.3%

Number of leased storage units	3,410	3,278	132	4.0%

SAME - STORE PROPERTIES

Nine Months ended September 30	2016	2015	Variance	% Change
Revenues	$3,582,052	$3,328,316	$253,736	7.6%

Cost of operations	$1,459,639	$1,346,306	$113,333	8.4%

Net operating income	$2,122,413	$1,982,010	$140,403	7.1%

Depreciation and amortization	$482,843	$473,625	$9,218	1.9%

Net leasable square footage at period end	485,874	485,874	—	0.0%

Net leased square footage at period end	443,964	434,109	9,855	2.3%

Overall square foot occupancy at period end	91.4%	89.3%	2.0%	2.3%

Total annualized revenue per leased square foot	$10.76	$10.22	$0.54	5.2%

Number of leased storage units	3,410	3,278	132	4.0%

Analysis of Same-Store Revenue

For the three months ended September 30, 2016, the 7.7% revenue increase was due primarily to a 5.3% increase in total annualized revenue per leased square foot, a 2.3% increase in net leased square footage and a 2.3% increase in same store overall square foot occupancy. For the nine months ended September 30, 2016, the 7.6% revenue increase was due primarily to a 5.2% increase in total annualized revenue per leased square foot, 2.3% increase in net leased square footage and a 2.3% increase in same store overall square foot occupancy. The increase in total annualized revenue per leased square foot was due primarily to annual existing tenant rent increases, an increase in available climate-controlled leasable square feet compared to available leasable parking square feet, and, to a lesser extent, increased move-in rental rates and decreased move-in rent “specials” discounting. Same store average overall square foot occupancy for all of the Company’s facilities combined increased to 91.4% in the nine months ended September 30, 2016 from 89.4% in the nine months ended September 30, 2015, representing an increase of 2.2%.

We believe that high occupancies help maximize our rental income. We seek to maintain an average square foot occupancy level at or 90% by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our online marketing efforts in order to generate sufficient move-in volume to replace tenants that vacate. Demand fluctuates due to various local and regional factors, including the overall economy. Demand is generally higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants are typically higher in the summer months than in the winter months.

We currently expect rental income growth, if any, in the remainder of 2016 to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will also be dependent upon many factors for each market that we operate in, including demand for self storage space, the level of competitor supply of self storage space and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis is a key component of our revenue growth. We determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases for the remainder of 2016 to be slightly less than the prior year.

We believe that the current trends in move-in, move-out, in place contractual rents and occupancy levels are consistent with our current expectation of continued revenue growth in the remainder of 2016. However, such trends, when viewed in the short-term, are volatile and not necessarily predictive of our revenues going forward because they are subject to many short-term factors. Such factors include, among others, initial move-in rates, seasonal factors, the unit size and geographical mix of the specific tenants moving in or moving out, the length of stay of the tenants moving in or moving out, changes in our pricing strategies, and the degree and timing of rate increases previously passed to existing tenants.

Importantly, we continue to refine our ongoing revenue management program which includes regular internet data scraping of local competitors’ prices. We do this in order to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us maximize each store’s occupancies and our self storage revenue and NOI. We believe that through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. Currently, our average tenant duration of stay is approximately three years, up from approximately two years for the same period in 2015.

Analysis of Same-Store Cost of Operations

Same-store cost of operations increased 14.4% or $60,146 for the three months ended September 30, 2016 versus the three months ended September 30, 2015, and increased 8.4% or $113,333 for the nine months ended September 30, 2016 versus the nine months ended September 30, 2015. This increase in same-store cost of operations was due primarily to increased property level employment costs, property tax expense, repair and maintenance, and marketing expense, which were partially offset by decreases in professional, utilities, administrative, and lien administration costs.

On-site property manager payroll expense increased 28.0% or $30,400 for the three months ended September 30, 2016 versus the three months ended September 30, 2015, and increased 15.5% or $53,665 for the nine months ended September 30, 2016 as compared to the same period in 2015. This increase was due primarily to an increase in the number of property level employees, wage increases and higher employee health plan expenses. We expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new properties as well as District and Regional Managers in the remainder of 2016.

Property tax expense increased 12.9% or $17,888 for the three months ended September 30, 2016 versus the three months ended September 30, 2015, and increased 6.9% or $28,769 for the nine months ended September 30, 2016 as compared to the same period in 2015, due primarily to higher assessed property values and tax rates, in particular for our Sadsburyville, PA store. We expect property tax expense growth of approximately the same amount in the remainder of 2016.

Repairs and maintenance expense decreased 19.2% or $5,552 for the three months ended September 30, 2016 versus the three months ended September 30, 2015, and increased 13.1% or $10,025 for the nine months ended September 30, 2016 as compared to the same period in 2015 due primarily to our ongoing LED light replacement program expenses in the 2016 nine month period compared to the 2015 nine month period. We anticipate continued focus on our LED light replacement program throughout 2016. At our stores fully converted to LED lighting, we have realized utilities expense savings year-over-year of approximately 40% due to lower kilowatt per hour usage.

Our utility expenses are comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utility expense increased 19.7% or $5,027 for the three months ended September 30, 2016 versus the three months ended September 30, 2015, and decreased 10.6% or $11,301 for the nine months ended September 30, 2016 as compared to the same period in 2015 primarily due to 2016’s milder winter in most of our stores’ areas and the benefit of lower electricity usage due to our LED light replacement program. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in net lower utility costs for the remainder of 2016.

Landscaping expenses, which include snow removal costs, decreased 20.9% or $4,222 for the three months ended September 30, 2016 versus the three months ended September 30, 2015, and increased 1.7% or $1,029 in the nine months ended September 30, 2016 compared to the same period in 2015. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in the remainder of 2016, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 28.6% or $11,710 for the three months ended September 30, 2016 versus the three months ended September 30, 2015, and increased 32.7% or $42,648 for the nine months ended September 30, 2016 as compared to the same period in 2015 primarily due to the increased internet advertising expenses and the one-time costs associated with the production and addition of size estimator and locations videos to our stores’ website, www.globalselfstorage.us. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a somewhat lesser rate during the remainder of 2016.

Other direct property costs include administrative expenses incurred at the stores, such as property insurance, business license costs, bank charges related to processing the stores’ cash receipts, credit card fees, and the cost of operating each store’s rental office including supplies and telephone data communication lines. These costs increased less than 1% in the three months ended September

30, 2016 as compared to the same period in 2015, and increased less than 1% in the nine months ended September 30, 2016 as compared to the same period in 2015. The small increase in this nine month period was due primarily to higher credit card fees. Credit card fees increased due to a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in building a higher quality overall tenant base. We currently expect moderate increases in other direct property costs in the remainder of 2016.

Combined Same-Store and Non Same-Store Self Storage Operations

At September 30, 2016, we owned 7 same-store facilities and 2 non same-store facilities. The non same-store facilities are SSG Fishers LLC and SSG Lima LLC.

We grew our top-line results by increasing combined same-store and non same-store (“Combined store”) revenues by 16.9% for the three months ended September 30, 2016 versus the three months ended September 30, 2015, and by 10.8% for the nine months ended September 30, 2016 versus the nine months ended September 30, 2015. Combined store cost of operations increased by 24.8% for the three months ended September 30, 2016 versus the three months ended September 30, 2015, and by 11.7% for the nine months ended September 30, 2016 versus the nine months ended September 30, 2015. Combined store NOI increased by 12.5% for the three months ended September 30, 2016 versus the three months ended September 30, 2015, and by 10.3% for the nine months ended September 30, 2016 versus the nine months ended September 30, 2015. General and administrative expense increased by 56.9% for the three months ended September 30, 2016 versus the three months ended September 30, 2015, and by 32.9% for the nine months ended September 30, 2016 versus the nine months ended September 30, 2015. The increase in the general and administrative expense during the most recent quarter can be primarily attributed to an increase in legal, accounting, compliance, Nasdaq listing fees, and investor relations and capital market consulting expenses. Going forward, although we expect some general and administrative expense reductions associated with our discontinued registration as an investment company, we are incurring and expect to incur a number of new expenses related to, among other things, the Company’s new reporting and regulatory requirements.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped our overall average occupancy exceed 90% as of September 30, 2016. Also, contributing to our strong results were our customer service efforts which we believe were essential in building local brand loyalty resulting in powerful referral and word-of-mouth market demand for our storage units and services.

These results are summarized as follows:

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

Three Months ended September 30	2016	2015	Variance	% Change
Revenues	$1,348,638	$1,153,217	$195,421	16.9%

Cost of operations	$523,008	$419,079	$103,929	24.8%

Net operating income	$825,630	$734,138	$91,492	12.5%

Depreciation and amortization	$185,775	$161,395	$24,380	15.1%

Net leasable square footage at period end	652,813	485,874	166,939	34.4%

Net leased square footage at period end	596,374	434,109	162,265	37.4%

Overall square foot occupancy at period end	91.4%	89.3%	2.0%	2.2%

Total available leasable storage units	4,973	3,815	1,158	30.4%

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

Nine Months ended September 30	2016	2015	Variance	% Change
Revenues	$3,689,158	$3,328,316	$360,842	10.8%

Cost of operations	$1,503,424	$1,346,306	$157,118	11.7%

Net operating income	$2,185,734	$1,982,010	$203,724	10.3%

Depreciation and amortization	$507,618	$473,625	$33,993	7.2%

Net leasable square footage at period end	652,813	485,874	166,939	34.4%

Net leased square footage at period end	596,374	434,109	162,265	37.4%

Overall square foot occupancy at period end	91.4%	89.3%	2.0%	2.2%

Total available leasable storage units	4,973	3,815	1,158	30.4%

Analysis of Combined Same-Store and Non Same-Store Revenue

For the three months ended September 30, 2016, the 16.9% revenue increase was due primarily to a 2.2% increase in overall square foot occupancy and the results of our revenue rate management program of raising existing tenant rates. The 37.4% increase in net leased square feet, as a result of our Fishers, IN and Lima, OH acquisitions, positively affected combined revenues for the month of September. For the nine months ended September 30, 2016, the 10.8% revenue increase was due primarily to a 2.2% increase in overall square foot occupancy and the results of our revenue rate management program of raising existing tenant rates. Again, the 37.4% increase in net leased square feet, as a result of our Fishers, IN and Lima, OH acquisitions, positively affected combined revenues for the month of September. Combined revenues benefited from existing tenant rent increases, an increase in available climate-controlled leasable square feet compared to available leasable parking square feet, and, to a lesser extent, increased move-in rental rates and decreased move-in rent “specials” discounting. Same store overall square foot occupancy for all of the Company’s facilities combined increased to 91.4% in the nine months ended September 30, 2016 from 89.3% in the nine months ended September 30, 2015, representing an increase of 2.2%.

We believe that high occupancies help maximize our rental income. We seek to maintain an average square foot occupancy level at or above 90% by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our marketing efforts on the internet in order to generate sufficient move-in volume to replace tenants that vacate. Demand fluctuates due to various local and regional factors, including the overall economy. Demand is higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants are typically higher in the summer months than in the winter months.

We currently expect rental income growth, if any, in the remainder of 2016 to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts and (iv) higher occupancies. Our future rental income growth will also be dependent upon many factors for each market that we operate in, including demand for self storage space, the level of competitor supply of self storage space and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases for the remainder of 2016 to be slightly less than the prior year.

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

Importantly, we continue to refine our ongoing revenue management program which includes regular internet data scraping of local competitors’ prices. We do this in order to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us maximize each store’s occupancies and our self storage revenue and NOI. We believe that through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. Currently, our average tenant duration of stay is approximately three years, up from approximately two years for the same period in 2015.

Analysis of Combined Same-Store and Non Same-Store Cost of Operations

Combined same-store and non same-store cost of operations increased 24.8% or $103,929 for the three months ended September 30, 2016 versus the three months ended September 30, 2015, and increased 11.7% or $157,118 for the nine months ended September 30, 2016 versus the nine months ended September 30, 2015. This increase in same-store cost of operations was due primarily to increased property level employment costs including rising employee health plan expenses, property tax expense, repair and maintenance and marketing expense, which were partially offset by decreases in professional, utilities, administrative, and lien administration costs.

On-site property manager payroll expense increased 35.5% or $38,547 for the three months ended September 30, 2016 versus the three months ended September 30, 2015, and increased 17.8% or $61,814 for the nine months ended September 30, 2016 as compared to the same period in 2015. This increase was due primarily to an increase in the number of property level employees due to our new property acquisitions, wage increases and higher employee health plan expenses. We expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new properties as well as District and Regional Managers in the remainder of 2016.

Property tax expense increased 26.6% or $36,860 for the three months ended September 30, 2016 versus the three months ended September 30, 2015, and increased 11.4% or $47,742 in the nine months ended September 30, 2016 as compared to the same period in 2015, due primarily to higher assessed property values and tax rates, in particular for our Sadsburyville, PA store. We expect property tax expense growth of approximately the same amount in the remainder of 2016.

Repairs and maintenance expense decreased 11.5% or $3,396 for the three months ended September 30, 2016 versus the three months ended September 30, 2015, and increased 15.8% or $12,193 for the nine months ended September 30, 2016 as compared to the same period in 2015 due primarily to our ongoing LED light replacement program expenses in the 2016 period compared to the 2015 period. We anticipate continued focus on our LED light replacement program throughout 2016. At our stores fully converted to LED lighting, we have realized utilities expense savings year-over-year of approximately 40% due to lower kilowatt per hour usage.

Our utility expenses are comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utility expense increased 34.5% or $8,839 for the three months ended September 30, 2016 versus the three months ended September 30, 2015, and decreased 7.0% or $7,490 for the nine months ended September 30, 2016 as compared to the same period in 2015 primarily due to 2016’s milder winter in most of our stores’ areas and the benefit of lower electricity usage due to our LED light replacement program. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in net lower utility costs for the remainder of 2016.

Landscaping expenses, which include snow removal costs, decreased 20.9% or $4,222 for the three months ended September 30, 2016 versus the three months ended September 30, 2015, and increased 1.7% or $1,029 in the nine months ended September 30, 2016 compared to the same period in 2015. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in the remainder of 2016, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 39.7% or $16,259 for the three months ended September 30, 2016 versus the three months ended September 30, 2015, and increased 36.1% or $47,742 for the nine months ended September 30, 2016 as compared to the same period in 2015 primarily due to the increased internet advertising expenses and the one-time costs associated with the production and addition of size estimator and locations videos to our stores’ website, www.globalselfstorage.us. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a somewhat lesser rate during the remainder of 2016.

Other direct property costs include administrative expenses incurred at the stores, such as property insurance, business license costs, bank charges related to processing the stores’ cash receipts, credit card fees, and the cost of operating each store’s rental office including supplies and telephone data communication lines. These costs increased less than 1% in the three months ended September

30, 2016 as compared to the same period in 2015, and increased less than 1% in the nine months ended September 30, 2016 as compared to the same period in 2015. The small increase in this nine month period was due primarily to higher credit card fees. Credit card fees increased due to a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in building a higher quality overall tenant base. We currently expect moderate increases in other direct property costs in the remainder of 2016.

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

Three months ended September 30,	2016	2015	Variance	% Change
General and administrative	$393,561	$250,878	$142,683	+56.9%

For the Period January 19, 2016 to September 30, 2016 compared to the Nine months ended September 30, 2015
	2016	2015	Variance	% Change
General and administrative	$1,055,014	$881,390	$173,624	+19.7%

General and administrative expenses increased 56.9% or $142,683 for the three months ended September 30, 2016 versus the three months ended September 30, 2015, and increased 19.7% or $173,624 for the period January 19, 2016 to September 30, 2016 as compared to the nine months ended September 30, 2015. Most of the significant increase in the general and administrative expense during the most recent quarter is attributable to an increase in legal, accounting, compliance, Nasdaq listing fees, and investor relations and capital market consulting expenses. During the three months ended September 30, 2015, general and administrative expenses were decreased by $77,252 due to a favorable reversal of an expense accrual. We experienced certain cost reductions due to our transition from an investment company to an operating company, such as costs associated with fund accounting, custodian, registration, and quarterly appraisals. Concomitantly, we experienced increased legal, accounting, regulatory compliance, and investor relations expenses. Going forward, although we expect some general and administrative expense reductions associated with our discontinued registration as an investment company, we are incurring and expect to incur a number of new expenses related to, among other things, the Company’s new reporting and regulatory requirements.

The Company incurred substantial fees and expenses associated with the Loan Documents, the majority of which were capitalized and we would consider non-recurring.

Analysis of Business Development and Property Acquisition Expenses

Business development and property acquisition expenses increased from $0 during the three and nine months ended September 30, 2015 to $238,537 and $397,571 during the three and nine months ended September 30, 2016, respectively. These costs primarily consisted of legal and consulting costs in connection with business development activities and future potential store acquisitions. The majority of these expenses are non-recurring and fluctuate based on business development activity during the time period.

Analysis of Loan Interest and Amortization Expense

Loan interest expense payments relating to the aforementioned $20 million loan increased from $0 for the three and nine months ended September 30, 2015 to $219,859 and $236,511 for the three and nine months ended September 30, 2016. Going forward the cash payments for this expense will be $69,867 per month until June 2018 at which point the monthly interest and amortization payment due will increase to $107,699 where it will remain payable every month until June 2036.

Analysis of Global Self Storage Funds from Operations (“FFO”)

The following tables present a reconciliation and computation of net income to FFO and earnings per share to FFO per share:

	Three	For the Period
	Months	January 19, 2016
	Ended	through
	September 30, 2016	September 30, 2016
Computation and Reconciliation of FFO
Net loss	$(217,372)	$(180,557)
Eliminate items excluded from FFO:
Depreciation and amortization	236,503	595,478

FFO	$19,131	$414,921

Computation and Reconciliation of FFO per Share
Net loss	$(0.03)	$(0.02)
Eliminate items excluded from FFO:
Depreciation and amortization	0.03	0.08

FFO per share	$0.00	$0.06

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

This expansion has been well received by the local market. As of September 30, 2016, approximately 15 months after construction was completed and lease-up commenced, 94% of the first floor and 72% of the entire building have been leased. As previously reported, we are moving forward with site work and construction of the expansion project in Bolingbrook, IL which, when completed, will add approximately 44,260 leasable square feet of climate-controlled and traditional storage units. The project features a final budget of $2,400,000, which equates to an all-in projected cost of approximately $53 per square foot and currently an anticipated completion date of November 2016. Next up for expansion review is the Merrillville, IN store.

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

From a marketing perspective, we have developed the brand, “Global Self Storage,” and use it in all of our on-site signage, internet advertising and other marketing materials. During 2015, we launched our new re-designed stores’ website www.GlobalSelfStorage.us, where prospective tenants can learn about the features of each store and view high resolution images and videos. The site also allows tenants to pay their rent online.

We continue to develop the Global Self Storage internet presence through advertising and search engine optimization. We solicit tenant reviews for posting to the “Testimonials” section of our website and encourage others to view these positive reviews. We have found that a reliable source of new tenants is through referrals of current tenants.

Attracting high quality, long-term tenants is a top priority for the Company, and we strongly believe in tenant quality over tenant quantity. In our marketing efforts, we have seen tremendous success in our referral marketing program, as nothing seems to be as productive as asking our satisfied tenants to recommend Global Self Storage to their family, friends, and colleagues. We also believe our store managers’ attention to detail – maintaining security, cleanliness, and attentive customer service – is essential to attracting high quality tenants.

Each of our stores features a rental and payment center kiosk available 24 hours a day, seven days a week, where prospective tenants can rent a unit and current tenants can pay their rent. All of our stores have on-site property managers who are committed to delivering the finest customer service. Our customer call center handles telephone inquiries from current and prospective tenants whenever our store managers are not available. They can respond to questions about our stores and storage features, and book reservations. We seek to deliver convenience and high quality customer service to our tenants, as well as maintain clean and secure stores at all times.

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

Analysis of Realized and Unrealized Gains (Losses)

Realized gains for the three and nine months ended September 30, 2016 were $0 and $0 compared to $0 and $900,368 for the three and nine months ended September 30, 2015. As we continue to acquire and/or develop additional self storage properties, as part of the funding for such activities, we plan to liquidate our investment securities holdings, thereby realizing gains if applicable. As of September 30, 2016, our unrealized gain on investment securities available-for-sale was $1,448,248.

Distributions and Closing Market Prices

Distributions for the three months ended September 30, 2016 were $0.065 per share and for the nine months ended September 30, 2016 totaled $0.195 per share. The Company’s closing market price as of September 30, 2016 was $5.26, as of December 31, 2015 was $3.75, and as of September 30, 2015 was $3.92. Past performance does not guarantee future results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports we file pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have a disclosure controls and procedures committee, comprised of the Chief Executive Officer and Chief Financial Officer, which meets as necessary and is responsible for considering the materiality of information and determining our disclosure obligations on a timely basis.

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

GLOBAL SELF STORAGE, INC.

Date: November 14, 2016	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: November 14, 2016	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Item Number and Description	Incorporated by Reference to	Filed Herewith

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

101. Interactive Data Files [1]		X

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