Form 10-K
period 2016-12-31
Global Self Storage, Inc.
filed 2017-03-31
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

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

John F. Ramírez, Esq.

Global Self Storage, Inc.

11 Hanover Square, 12th Floor

New York, NY 10005

(Address of principal executive officers, including zip code, and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered or to be registered
Common Stock, $0.01 par value	The Nasdaq Stock Market LLC
Rights to Purchase Series A Participating Preferred Stock	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐   Yes  ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐   Yes  ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒   Yes  ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒   Yes  ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐   Yes  ☒   No

The aggregate market value of the common stock held by non-affiliates of the registrant was $38,944,308 based upon the closing price on the Nasdaq Capital Market on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of March 22, 2017, was 7,619,469.

STATEMENT ON FORWARD LOOKING INFORMATION

Certain information presented in this annual report may contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning the Company’s plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, and other information that is not historical information. In some cases, forward looking statements can be identified by terminology such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “anticipates” or “intends,” or the negative of such terms or other comparable terminology, or by discussions of strategy. All forward-looking statements by the Company involve known and unknown risks, uncertainties and other factors, many of which are beyond the control of the Company, which may cause the Company’s actual results to be materially different from those expressed or implied by such statements. The Company may also make additional forward looking statements from time to time.  All such subsequent forward-looking statements, whether written or oral, by the Company or on its behalf, are also expressly qualified by these cautionary statements. All forward-looking statements, including without limitation, the Company’s examination of historical operating trends and estimates of future earnings, are based upon the Company’s current expectations and various assumptions. The Company’s expectations, beliefs and projections are expressed in good faith and it believes there is a reasonable basis for them, but there can be no assurance that the Company’s expectations, beliefs and projections will result or be achieved. All forward looking statements apply only as of the date made. The Company undertakes no obligation to publicly update or revise forward looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this annual report. Any forward-looking statements should be considered in light of the risks referenced in our most recent registration statement on Form 10.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in our most recent registration statement on Form 10. Such factors include, but are not limited to:

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

•	risk of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with challenges to intercompany transactions with our taxable REIT subsidiaries;

•	changes in federal or state tax laws related to the taxation of REITs, which could impact our status as a REIT;
•	security breaches or a failure of our networks, systems or technology could adversely impact our business, customer and employee relationships;
•	difficulties in raising capital at a reasonable cost; and
•	economic uncertainty due to the impact of terrorism or war.

PART I

Item 1.	Business.

Background

Global Self Storage, Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”), formed as a Maryland corporation and is focused on the ownership, operation, acquisition, development and redevelopment of self storage facilities (“stores”). The Company’s stores are located in the Northeast, Mid-Atlantic and Mid-West regions of the United States.

The Company was incorporated on December 12, 1996 under the laws of the state of Maryland, and from that date through the date of this annual report, the Company has been a corporation duly qualified and in good standing in that state.

From September 1, 1983 to February 7, 1997, the Company was a diversified series of shares of Bull & Bear Incorporated, an open-end management investment company. On January 23, 1997, the Company (formerly known as Global Income Fund, Inc.) filed a Form N-8A Notification of Registration pursuant to Section 8(a) of the Investment Company Act of 1940, as amended (the “1940 Act”), registering the Company as an investment company thereunder, and a Registration Statement on Form N-2 for closed-end investment companies.  The Company commenced operations as a closed-end management investment company on February 7, 1997.

On February 29, 2012, the Company's stockholders approved a proposal to change the Company's business from an investment company to an operating company that owns, operates, manages, acquires, develops, and redevelops professionally managed self storage facilities and seeks to qualify as a REIT for federal tax purposes (the "Business Proposal").

The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. Accordingly, effective January 19, 2016 and in connection with the Business Proposal, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration to a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), from an investment company under the 1940 Act, and listed its common stock on the Nasdaq Capital Market (“NASDAQ”) under the symbol “SELF”. The Company's fiscal/taxable year ends December 31.

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “IRC”). To the extent the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its stockholders.

The Company is authorized to issue 19,900,000 shares of $0.01 par value common stock. The Company also has 100,000 shares of Series A participating preferred stock, $0.01 par value, authorized, of which none has been issued. As of December 31, 2016, 7,619,469 shares of common stock of the Company were outstanding and held by 33 stockholders of record.

On January 28, 2016, the Company announced that its Board of Directors (“Board of Directors” or “Board”) has adopted a stockholders rights plan (the “Rights Plan”). To implement the Rights Plan, the Board of Directors declared a dividend distribution of one right for each outstanding share of Company common stock, par value $.01 per share, to holders of record of the shares of common stock at the close of business on January 29, 2016. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of preferred stock, par value $.01 per share. The rights were distributed as a non-taxable dividend and will expire on January 29, 2026. The rights were evidenced by the underlying Company common stock, and no separate preferred stock purchase rights certificates have been distributed. The rights to acquire preferred stock are not immediately exercisable and will become exercisable only if a person or group, other than Exempt Persons (as defined in the Rights Plan agreement), acquires or commences a tender offer for 9.8% or more of the Company’s common stock. If a person or group, other than an Exempt Person, acquires or commences a tender offer for 9.8% or more of the Company’s common stock, each holder of a right, except the acquirer, will be entitled, subject to the Company’s right to redeem or exchange the right, to exercise, at an exercise price of $12, the right to purchase one one-thousandth of a share of the Company’s newly created Series A Participating Preferred Stock, or the number of shares of Company common stock equal to the holder’s number of rights multiplied by the exercise price and divided by 50% of the market price of the Company’s common stock on the date of the occurrence of such an event. The Company’s Board of Directors may terminate the Rights Plan at any time or redeem the rights, for $0.01 per right, at any time before a person acquires 9.8% or more of the Company’s common stock. This Rights Plan replaced the Company’s stockholders rights plan dated November 25, 2015, which expired on its own terms on March 24, 2016.

Principal Business Activities

As of March 22, 2017, the Company has 24 total employees (13 full-time) and owns, operates and manages, through its wholly owned subsidiaries, eleven stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, and South Carolina. As of December 31, 2016, these facilities total 754,095 net leasable square feet and offer 5,625 storage units. In addition to traditional and climate-controlled units, many of the facilities feature both covered and outside auto/RV/boat storage. The Company invests in stores by acquiring stores through its wholly owned subsidiaries and operates primarily in one segment:  rental operations.

We continue to evaluate and enact a range of new initiatives and opportunities in order to help enable us maximize our stores’ financial performance and stockholder value. Our strategies in seeking to maximize our stores’ financial performance and stockholder value include, among others, the following:

•	continue to implement and refine our move-in rate management systems in seeking to maximize occupancies and thus revenue derived from our store portfolio.
•	continue to implement and refine our existing tenant revenue rate management systems in seeking to maximize revenue per leased square foot from our store portfolio.
•

continue to implement and refine our digital, drive-by, and referral marketing programs in seeking to attract more and higher quality (e.g. credit card paying) customers to our stores at a lower net cost.

•	continue to pursue the acquisition of single stores and small portfolios that we believe can add stockholder value.

Our stores are generally located in densely populated and high traffic areas near major roads and highways. All of our stores display prominent road signage and most feature LED marquee boards describing the store features and move-in rent specials. Our stores are generally located in areas with strict zoning laws and attentive planning boards which make it difficult for our competition to develop new facilities near ours. As we evaluate potential stores, we seek stores in areas with these high barriers to entry.

Most of our stores compete with other well-managed and well-located competitors and we are subject to general economic conditions, particularly those that affect the spending habits of consumers and moving trends. Because we operate in competitive markets, often where self storage consumers have multiple stores from which to choose, such competition has affected and is likely to continue to affect our store results. We experience seasonal fluctuations in occupancy levels as well, with occupancy levels generally higher in the summer months due to increased moving activity. We believe that our centralized information networks, national telephone and online reservation system, the brand name “Global Self Storage,” and our economies of scale help enable us to meet such challenges effectively.

In seeking to maximize the performance of our stores, we employ our proprietary revenue rate management systems which help us to analyze, adjust, and set our move-in and existing tenant rental rates on a real-time basis across our portfolio.  Among other technologies, we employ internet data scraping of our local competitors’ move-in rental rates to help enable us to proactively respond and take advantage of changing market conditions across our portfolio of stores. Our operating results typically depend significantly on our ability to manage our storage units’ rental rates, to respond in a timely manner to prospective tenant inquiries, and to lease available storage units, and on the ability of our tenants to make required storage unit rental payments.

We have registered the trademark and developed the brand "Global Self Storage." We have developed a corporate logo and have incorporated it on all of our on-site signage, advertising and other marketing materials. This branding process has included the creation and development of the www.GlobalSelfStorage.us website, whereby prospective customers can click through and read and learn about the features of any of our self storage facilities in their various locations. We continue to develop the Global Self Storage internet presence through advertising and search engine optimization. We solicit tenant reviews for posting to the “Testimonials” section of our website and encourage others to view these reviews. We have found that a reliable source of new tenants is through referrals of current tenants. Existing self storage customers may also pay their storage unit rent on-line through www.GlobalSelfStorage.us.

Attracting high quality, long-term tenants is a top priority for the Company and we strongly believe in tenant quality over tenant quantity. In our marketing efforts, we have seen success in our referral marketing program, through which our tenants may recommend Global Self Storage to their family, friends, and colleagues. We also believe our store managers’ attention to detail – maintaining security, cleanliness, and attentive customer service – is essential to attracting high quality tenants.

Tenant leases at all of our stores are “month-to-month” leases. We seek to deliver at least 30 days’ written notice of any rental rate change. Lease rates at each store may be set monthly, semi-annually, annually, or at any other time on a case-by-case basis as determined in the discretion of management. Tenants may be assessed late, administrative, and/or other fees. To date, none of the Company’s stores have experienced any material delinquencies.

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

Please refer to Item 7 herein for further discussion of, among other things, competitive business conditions, the Company’s competitive position in the self storage industry, methods of competition, and the effect of existing or probable government regulations on the Company’s business. The public may read and copy any materials the Company has filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Additional information about the Company, not contained in this form or made a part hereof, may be found at www.GlobalSelfStorage.us.

Acquisitions and Financing

In our store acquisition strategy, we will seek to continue to focus on secondary and tertiary cities in the Mid-West, Northeast and Mid-Atlantic parts of the country where we believe there is relatively less self storage space per capita available, generally resulting in greater demand for available self storage square feet; where new self storage development and permitting through the local planning and zoning boards is typically more difficult to secure thus creating barriers to entry for new self storage competition; and where local new supply through new development is generally less threatening.

We continue to review available acquisition opportunities with the awareness that, should interest rates increase, resulting store capitalization rates may also increase and store prices may begin to decrease. We will seek to continue to employ our strict acquisition underwriting standards and remain a disciplined buyer and only execute acquisitions where we believe that our management techniques and innovations can strengthen our portfolio and increase stockholder value.

The Company currently intends to use cash, proceeds from mortgage financing, and/or proceeds from sales of its remaining portfolio of investment securities to acquire, re-develop, and/or operate additional and existing stores.  For future acquisitions, the Company may use various financing and capital raising alternatives including, but not limited to, debt and/or equity offerings, credit facilities, mortgage financing, and joint ventures with third parties.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

GLOBAL SELF STORAGE STORES

(As of December 31, 2016)

		Year Store	Number	Net Leasable	December 31, 2016 Square Foot	December 31, 2015 Square Foot
Stores(1)	Address	Opened / Opened	of Units	Square Feet	Occupancy %	Occupancy %
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	801	110,600	62.2%	93.9%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	649	86,725	94.8%	93.2%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	508	71,720	91.3%	95.6%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	650	68,017	92.8%	87.1%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	699	79,004	86.9%	80.2%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	557	72,700	89.9%	77.9%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	254	41,608	87.6%	88.2%
TOTAL/AVERAGE SAME STORES			4,118	530,374	84.9%	87.9%

SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	419	81,471	85.9%	77.3%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	761	97,801	94.9%	97.6%
TUXIS SELF STORAGE I LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	185	31,059	80.8%	86.4%
TUXIS SELF STORAGE II LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	142	13,391	88.9%	88.4%
TOTAL/AVERAGE NON-SAME STORES			1,507	223,722	89.3%	87.8%

TOTAL/AVERAGE ALL STORES			5,625	754,096	86.2%	87.9%

(1)  Each store is directly owned by the Company’s wholly owned subsidiary listed in the table.

During the second quarter of 2015, SSG Bolingbrook LLC eliminated 98 parking spaces (32,700 square feet) to accommodate its new five building expansion construction project. This expansion project was completed during mid-November 2016 and added 304 climate-controlled and traditional storage units totaling 44,260 leasable square feet to the facility bringing the total to 801 storage units and 110,600 leasable square feet. Same-store occupancy includes the impact from expansion and redevelopment projects at our stores. As SSG Bolingbrook LLC’s newly-

constructed leasable square feet were added last November, its area occupancy dropped from mid-90% to approximately 60%. Also during 2015, upon completion of its expansion project, SSG Sadsbury LLC added 219 climate-controlled storage units comprising 16,756 leasable square feet. Certain stores’ leasable square feet in the chart above includes outside auto/RV/boat storage space: approximately 13,000 square feet at SSG Sadsbury LLC; 11,300 square feet at SSG Bolingbrook LLC; 9,900 square feet at SSG Dolton LLC; 11,170 square feet at SSG Merrillville LLC; 5,300 square feet at SSG Summerville II LLC; and 9,270 square feet at Tuxis Self Storage I LLC [Clinton, CT]. For SSG Lima LLC, included is approximately 12,683 square feet of non-storage commercial and student housing space. Approximately 34% of our total available units are climate-controlled, 58% are traditional, and 8% are parking.

Item 3.	Legal Proceedings.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s shares of common stock are listed on NASDAQ under the ticker symbol SELF. The following table presents the high and low sales prices for shares of the Company’s common stock for each full quarterly period within the two most recent fiscal years.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
2015	$3.77	$3.45	$3.66	$3.43	$3.92	$3.48	$3.98	$3.56
2016	$4.93	$3.73	$5.64	$4.59	$5.85	$5.26	5.26	4.54

As of March 23, 2017, there were approximately 2,850 record and beneficial holders of the Company’s common stock.

Dividends

Holders of shares of the Company’s common stock are entitled to receive distributions when declared by our Board of Directors out of any assets legally available for that purpose. As a REIT, we are required to distribute at least 90% of our “REIT taxable income,” which is generally equivalent to our net taxable ordinary income, determined without regard to the deduction for dividends paid to our stockholders annually in order to maintain our REIT qualification for U.S. federal income tax purposes. The following table presents the amount of each quarterly dividend paid on the Company’s common stock for the two most recent fiscal years.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015	$0.065	$0.065	$0.065	$0.065
2016	$0.065	$0.065	$0.065	$0.065

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our selected consolidated historical financial data together with the consolidated pro forma financial data and historical financial statements and related notes thereto included elsewhere in this annual report. We make statements in this section that may be forward looking statements within the meaning of the federal securities laws. For a complete discussion of forward looking statements, see the section in this annual report entitled “Statement on Forward Looking Information.”

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements contained elsewhere in this annual report, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). Our notes to the condensed consolidated financial statements contained elsewhere in this annual report describe the significant accounting policies essential to our condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. There are areas in which our judgment in selecting among available alternatives would not produce a materially different result, but there are some areas in which our judgment in selecting among available alternatives would produce a materially different result. See the notes to the condensed consolidated financial statements that contain additional information regarding our accounting policies and other disclosures.

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT focused on the ownership, operation, acquisition, development and redevelopment of self storage facilities in the United States. Our stores are designed to offer affordable, easily accessible and secure storage space for residential and commercial customers. The Company currently owns and operates, through its wholly owned subsidiaries, eleven stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, and South Carolina. As previously reported in our press release on January 19, 2016, on that day, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Exchange Act, and uplisted to NASDAQ.

Our store operations generated most of our net income for all periods presented herein. Accordingly, a significant portion of management’s time is devoted to seeking to maximize cash flows from our existing stores, as well as seeking investments in additional stores. The Company expects to continue to earn a majority of its gross income from its store operations as its current store operations continue to develop and as it makes additional store acquisitions. Over time, the Company expects to divest its remaining portfolio of investment securities and use the proceeds to acquire and operate additional stores. The Company expects its income from investment securities to continue to decrease as it continues to divest its holdings of investment securities.

Financial Condition and Results of Operations

On June 24, 2016, certain wholly owned subsidiaries (“Secured Subsidiaries”) of the Company entered into a loan agreement and certain other related agreements (collectively, the “Loan Agreement”) between the Secured Subsidiaries and Insurance Strategy Funding IV, LLC (the “Lender”). Under the Loan Agreement, the Secured Subsidiaries are borrowing from Lender in the principal amount of $20 million pursuant to a promissory note (the “Promissory Note”). The Promissory Note bears an interest rate equal to 4.192% per annum and is due to mature on July 1, 2036. Pursuant to a security agreement (the “Security Agreement”), the obligations under the Loan

Agreement are secured by certain real estate assets owned by the Secured Subsidiaries. J.P. Morgan Investment Management, Inc. acted as Special Purpose Vehicle Agent of the Lender. The Company entered into a non-recourse guaranty on June 24, 2016 (the “Guaranty,” and together with the Loan Agreement, the Promissory Note and the Security Agreement, the “Loan Documents”) to guarantee the payment to Lender of certain obligations of the Secured Subsidiaries under the Loan Agreement. The Loan Documents require the Secured Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Lender may accelerate amounts outstanding under the Loan Documents upon the occurrence of an Event of Default (as defined in the Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. The Company and the Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Loan Documents. There is no material relationship between the Company, its Secured Subsidiaries, or its affiliates and the Lender, other than in respect of the Loan Documents. The foregoing description is qualified in its entirety by the full terms and conditions of the Loan Documents, filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to the Current Report on Form 8-K filed on June 30, 2016. We intend to use the proceeds of such debt financing primarily in connection with future potential store acquisitions and development.

As of December 31, 2016, we had capital resources totaling approximately $4.4 million comprised of $2.9 million of cash and cash equivalents and $1.5 million of marketable securities. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores.

We have been actively reviewing a number of store and store portfolio acquisition candidates and have been working to further develop and expand our current stores. On May 9, 2016, one of our wholly owned subsidiaries entered into an agreement with Gray Eagle Development, LLP (the “Indiana Seller”) to acquire a store located in Fishers, Indiana (the “Indiana Property”) for the sum of $7,700,000.  On September 26, 2016, the Company completed the acquisition of the Indiana Property for approximately $7,700,000 in cash.

On June 27, 2016, another one of our wholly owned subsidiaries entered into an agreement with West Robb Ave., LLC, Wall & Ceiling Systems, Inc. and Victoria L. Strickland (collectively, the “Ohio Seller”) to acquire a store located in Lima, Ohio (the “Ohio Property”) for the sum of $5,300,000.  On August 29, 2016, the Company completed the acquisition of the Ohio Property for $5,300,000 in cash.

Additionally, on November 23, 2016, the Company entered into an agreement (the “Purchase Agreement”) with Tuxis, a Company affiliate, to acquire all of the membership interests of each of Tuxis Self Storage I LLC (“TSS I”), Tuxis Self Storage II LLC (“TSS II”), and Tuxis Real Estate II LLC (“TRE II”), each a wholly owned Tuxis subsidiary (collectively, the “Tuxis Subsidiaries”), for the aggregate purchase price of $7,800,000 (the “Purchase Price”), comprised of $5,925,000 payable in cash, $975,000 in shares of the Company’s common stock, and, contingent upon the satisfaction of certain conditions described in the Purchase Agreement, an additional $900,000 cash payment. TSS I is the owner and operator of a 185 unit, 31,059 square foot store located in Clinton, Connecticut. TSS II is the owner and operator of a 142 unit, 13,391 square foot store located in Millbrook, New York. TRE II owns a 1,875 square foot commercial property located in Millbrook, New York which adjoins the property held by TSS II. TSS II and TRE II together have applied to the local municipality for permission to re-develop the parcels and properties to expand TSS II’s existing store.

On December 30, 2016, the Company completed the acquisition of the Tuxis Subsidiaries for $5,925,000 in cash and 202,703 unregistered and restricted shares of the Company’s common stock. Upon the satisfaction of certain conditions described in the Purchase Agreement in connection with expanding TSS II’s existing store, an additional $900,000 cash payment is expected to be made by the Company to Tuxis.

Revenues

Rental income increased from $4,141,472 during 2015 to $4,867,414 during 2016, an increase of $725,942, or 17.53%. The increase in same-store revenue was due primarily to an increase in rental and occupancy rates. Realized annual rent per square foot on our same-store portfolio increased 4.2% as a result of higher asking rates for new and existing customers during 2016 as compared to 2015. The remaining increase was primarily attributable to the additional income from the stores acquired in 2016, included in our non-same store portfolio.

Other store related income consists of late fees, administrative charges, customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $297,825 in 2015 to $377,959 in 2016, an increase of $80,134, or 21.2%. This increase was primarily attributable to increased fee revenue and insurance fees on the stores acquired in 2016 and a smaller increase in same-store property related income mainly attributable to increased insurance participation and higher average occupancy.

Operating Expenses

Store operating expenses increased from $1,793,319 in 2015 to $2,155,492 in 2016, an increase of $362,173, or 20.2%, which was primarily attributable to the increased expenses associated with newly acquired stores.

Depreciation and amortization increased from $635,226 in 2015 to $813,796 in 2016, an increase of $178,570, or 28.1%. This increase was primarily attributable to depreciation and amortization expense related to the 2016 acquisitions.

General and administrative expenses increased from $1,191,768 in 2015 to $1,406,441 in 2016, an increase of $214,673, or 18%. The change was primarily attributable to $264,254 of increased legal, consultant, and payroll expenses resulting from additional and new expenses incurred to support our growth.

Business development and store acquisition related costs increased from $0 during 2015 to $449,738 during 2016. Business development and store acquisition-related costs are non-recurring and fluctuate based on periodic investment activity.

Other income (expense)

Interest expense on loans increased from $0 during the year ended December 31, 2015 to $456,719 during the year ended December 31, 2016. The increase is primarily attributable to a higher amount of outstanding debt during 2016 as compared to 2015. The debt balance during the year ended December 31, 2016 increased to $19,600,000 from $0 for the same period during 2015 as a result of the Loan Agreement. For the year ended December 31, 2016, realized gain from the sale of investment securities was $602,428 and dividend and interest income was $172,724.

Net income (loss)

For the period January 19, 2016 to December 31, 2016, the net income was $384,135 or $0.05 per share. For the period January 1, 2016 to January 18, 2016, the Company was a registered investment company and applied the accounting guidance in ASC 946.

Non-GAAP Measures

Funds from Operations (“FFO”) and FFO per share are non-GAAP measures defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and are considered helpful measures of REIT performance by REITs and many REIT analysts. NAREIT defines FFO as a REIT’s net income, excluding gains or losses from sales of property, and adding back real estate depreciation and amortization. FFO and FFO per share are not a substitute for net income or earnings per share. FFO is not a substitute for GAAP net cash flow in evaluating our liquidity or ability to pay dividends, because it excludes financing activities presented on our statements of cash flows. In addition, other REITs may compute these measures differently, so comparisons among REITs may not be helpful. However, the Company believes that to further understand the performance of its stores, FFO should be considered along with the net income and cash flows reported in accordance with GAAP and as presented in the Company’s financial statements.

Adjusted FFO (“AFFO”) represents FFO excluding the effects of business development and acquisition related costs and non-recurring items, which we believe are not indicative of the Company’s operating results. We present AFFO because we believe it is a helpful measure in understanding our results of operations insofar as we believe that the items noted above that are included in FFO, but excluded from AFFO, are not indicative of our ongoing operating results. We also believe that the analyst community considers our AFFO (or similar measures using different terminology) when evaluating us.  Because other REITs or real estate companies may not compute AFFO in the same manner as we do, and may use different terminology, our computation of AFFO may not be comparable to AFFO reported by other REITs or real estate companies.

We believe net operating income or “NOI” is a meaningful measure of operating performance because we utilize NOI in making decisions with respect to, among other things, capital allocations, determining current store values, evaluating store performance, and in comparing period-to-period and market-to-market store operating results. In addition, we believe the investment community utilizes NOI in determining operating performance and real estate values, and does not consider depreciation expense because it is based upon historical cost. NOI is defined as net store earnings before general and administrative expenses, interest, taxes, depreciation, and amortization.

NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures, in evaluating our operating results.

GLOBAL SELF STORAGE STORES

(As of December 31, 2016)

		Year Store	Number	Net Leasable	December 31, 2016 Square Foot	December 31, 2015 Square Foot
Property	Address	Opened / Opened	of Units	Square Feet	Occupancy %	Occupancy %
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	801	110,600	62.2%	93.9%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	649	86,725	94.8%	93.2%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	508	71,720	91.3%	95.6%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	650	68,017	92.8%	87.1%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	699	79,004	86.9%	80.2%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	557	72,700	89.9%	77.9%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	254	41,608	87.6%	88.2%
TOTAL/AVERAGE SAME STORES			4,118	530,374	84.9%	87.9%

SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	419	81,471	85.9%	77.3%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	761	97,801	94.9%	97.6%
TUXIS SELF STORAGE I LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	185	31,059	80.8%	86.4%
TUXIS SELF STORAGE II LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	142	13,391	88.9%	88.4%
TOTAL/AVERAGE NON-SAME STORES			1,507	223,722	89.3%	87.8%

TOTAL/AVERAGE ALL STORES			5,625	754,096	86.2%	87.9%

(1) Each store is directly owned by the Company’s wholly owned subsidiary listed in the table.

During the second quarter of 2015, SSG Bolingbrook LLC eliminated 98 parking spaces (32,700 square feet) to accommodate its new five building expansion construction project. This expansion project was completed during mid-November 2016 and added 304 climate-controlled and traditional storage units totaling 44,260 leasable square feet to the facility bringing the total to 801 storage units and 110,600 leasable square feet. Same-store occupancy includes the impact from expansion and redevelopment projects at our stores. As SSG Bolingbrook LLC’s newly-

constructed leasable square feet were added last November, its area occupancy dropped from mid-90% to approximately 60%. Also during 2015, upon completion of its expansion project, SSG Sadsbury LLC added 219 climate-controlled storage units comprising 16,756 leasable square feet. Certain stores’ leasable square feet in the chart above includes outside auto/RV/boat storage space: approximately 13,000 square feet at SSG Sadsbury LLC; 11,300 square feet at SSG Bolingbrook LLC; 9,900 square feet at SSG Dolton LLC; 11,170 square feet at SSG Merrillville LLC; 5,300 square feet at SSG Summerville II LLC; and 9,270 square feet at Tuxis Self Storage I LLC. For SSG Lima LLC, included is approximately 12,683 square feet of non-storage commercial and student housing space. Approximately 34% of our total available units are climate-controlled, 58% are traditional, and 8% are parking.

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. Same-store occupancy includes the impact from expansion projects at those stores. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions or new ground-up developments. At December 31, 2016, we owned 7 same-store facilities and 4 non-same-store facilities. The Company believes that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, NOI, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments.  Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy for the three months and year ended December 31, 2016 decreased by 3.0% to 84.9% from 87.9% for the same period in 2015. This includes the impact from the Bolingbrook expansion project completed during the quarter. Excluding the additional vacancy created in this store, ending occupancy would have been 90.6%, an increase of 2.7% compared to the same period in 2015.

We grew our top-line results by increasing same-store revenues by 10.7% for the three months ended December 31, 2016 versus the three months ended December 31, 2015, and by 8.4% for the year ended December 31, 2016 versus the year ended December 31, 2015. Same-store cost of operations increased by 12.0% for the three months ended December 31, 2016 versus the three months ended December 31, 2015, and by 9.3% for the twelve months ended December 31, 2016 versus the twelve months ended December 31, 2015. Same-store NOI increased by 9.9% for the three months ended December 31, 2016 versus the three months ended December 31, 2015, and by 7.8% for the twelve months ended December 31, 2016 versus the twelve months ended December 31, 2015. General and administrative expenses increased by 13.2% for the three months ended December 31, 2016 versus the three months ended December 31, 2015, and by 18.0% for the period January 19, 2016 to December 31, 2016 versus the twelve months ended December 31, 2015. The change is primarily attributable to $264,254 of increased legal, accounting, compliance, NASDAQ listing fees, and investor relations and capital market consulting expenses. Going forward, although we currently expect some general and administrative expense reductions associated with our discontinued registration as an investment company, we are incurring and expect to incur a number of new expenses related to, among other things, the Company’s new reporting and regulatory requirements.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped our overall average occupancy maintain in the mid-to-high 80% range as of December 31, 2016. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty resulting in powerful referral and word-of-mouth market demand for our storage units and services. Another significant contributing factor to our results was our revenue rate management program which helped increase our total annualized revenue per leased square foot by 5.0% for the three months ended December 31, 2016 versus the three months ended December 31, 2015, and by 2.8% for the twelve months ended December 31, 2016 versus the twelve months ended December 31, 2015.

These results are summarized as follows:

SAME - STORE PROPERTIES

	YTD 2016	YTD 2015	Variance	% Change
Revenues	$4,812,318	$4,439,297	$373,021	8.4%

Cost of operations	$1,960,438	$1,793,319	$167,119	9.3%

Net operating income	$2,851,880	$2,645,978	$205,902	7.8%

Depreciation and amortization	$651,680	$635,226	$16,454	2.6%

Net leasable square footage at period end	530,374	485,578	44,796	9.2%

Net leased square footage at period end	450,131	427,064	23,067	5.4%

Overall square foot occupancy at period end	84.9%	87.9%	-3.1%	-3.5%

Total annualized revenue per leased square foot	$10.69	$10.39	$0.30	2.8%

Number of leased storage units	3,418	3,220	198	6.1%

SAME - STORE PROPERTIES

	Q4 2016	Q4 2015	Variance	% Change
Revenues	$1,230,266	$1,110,983	$119,283	10.7%

Cost of operations	$500,799	$447,015	$53,784	12.0%

Net operating income	$729,467	$663,968	$65,499	9.9%

Depreciation and amortization	$168,837	$161,601	$7,236	4.5%

Net leasable square footage at period end	530,374	485,578	44,796	9.2%

Net leased square footage at period end	450,131	427,064	23,067	5.4%

Overall square foot occupancy at period end	84.9%	87.9%	-3.0%	-3.4%

Total annualized revenue per leased square foot	$10.93	$10.41	$0.52	5.0%

Number of leased storage units	3,418	3,220	198	6.1%

Analysis of Same-Store Revenue

For the three months ended December 31, 2016, the 10.7% revenue increase was due primarily to a 4.9% increase in total annualized revenue per leased square foot, a 5.4% increase in net leased square footage. For the twelve months ended December 31, 2016, the 8.4% revenue increase was due primarily to a 4.5% increase in total annualized revenue per leased square foot and a 5.4% increase in net leased square footage. The increase in total annualized revenue per leased square foot was due primarily to annual existing tenant rent increases, an increase in available climate-controlled leasable square feet compared to available leasable parking square feet, and, to a lesser extent, increased move-in rental rates and decreased move-in rent “specials” discounting. Same store average overall square foot occupancy for all of the Company’s stores combined decreased to 84.9% in the twelve months ended December 31, 2016 from 87.9% in the twelve months ended December 31, 2015 primarily due to the vacancy added by the addition of the 44,260 leasable square feet expansion at our Bolingbrook store during November 2016.

We believe that high occupancies help maximize our rental income. We seek to maintain an average square foot occupancy level at about 90% by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our online marketing efforts in order to generate sufficient move-in volume to replace tenants that vacate. Demand fluctuates due to various local and regional factors, including the overall economy. Demand is generally higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants are typically higher in the summer months than in the winter months.

We currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will also be dependent upon many factors for each market that we operate in including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases in 2017 to be slightly less than the prior year.

We believe that the current trends in move-in, move-out, in place contractual rents, and occupancy levels are consistent with our current expectation of continued revenue growth. However, such trends, when viewed in the short-term, are volatile and not necessarily predictive of our revenues going forward because they may be subject to many short-term factors. Such factors include, among others, initial move-in rates, seasonal factors, the unit size and geographical mix of the specific tenants moving in or moving out, the length of stay of the tenants moving in or moving out, changes in our pricing strategies, and the degree and timing of rate increases previously passed to existing tenants.

Importantly, we continue to refine our ongoing revenue management program which includes regular internet data scraping of local competitors’ prices. We do this in order to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. Currently, our average tenant duration of stay is approximately three years, up from approximately two years for the same period in 2015.

Analysis of Same-Store Cost of Operations

Same-store cost of operations increased 12.0% or $53,784 for the three months ended December 31, 2016 versus the three months ended December 31, 2015, and increased 9.3% or $167,119 for the twelve months ended December 31, 2016 versus the twelve months ended December 31, 2015. This increase in same-store cost of operations was due primarily to increased store level employment costs, store property tax expense, repair and maintenance, and marketing expense, which were partially offset by decreases in professional, utilities, administrative, and lien administration costs.

On-site store manager, regional manager and district payroll expense increased 12.0% or $15,585 for the three months ended December 31, 2016 versus the three months ended December 31, 2015, and increased 14.5% or $69,251 for the twelve months ended December 31, 2016 as compared to the same period in 2015. This increase was due primarily to an increase in the number of store manager, regional and district manager level employees, wage increases, and higher employee health plan expenses. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as District and Regional Managers.

Store property tax expense increased 0.03% or $51 for the three months ended December 31, 2016 versus the three months ended December 31, 2015, and increased 5.1% or $28,818 for the twelve months ended December 31, 2016 as compared to the same period in 2015, due primarily to higher assessed store property values and tax rates, in particular for our Sadsburyville, PA store. We currently expect store property tax expense growth of approximately the same amount in 2017.

Repairs and maintenance expense increased 109.6% or $25,417 for the three months ended December 31, 2016 versus the three months ended December 31, 2015, and increased 35.6% or $35,443 for the twelve months ended December 31, 2016 as compared to the same period in 2015 due primarily to performing certain mandatory repairs as part of our mortgage loan covenants and requirements in accordance with the Loan Documents. As of December 31, 2016, the majority of these repairs have been completed. Also contributing to the increase in repair and maintenance expense is our ongoing LED light replacement program expenses in 2016 as compared to 2015. We anticipate continued focus on our LED light replacement program throughout 2017. At our stores fully converted to LED lighting, we have realized utilities expense savings year-over-year of approximately 10% to 40%, depending on the store, due to lower kilowatt per hour usage.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utility expense increased 21.7% or $5,068 for the three months ended December 31, 2016 versus the three months ended December 31, 2015, and decreased 4.8% or $6,233 for the twelve months ended December 31, 2016 as compared to the same period in 2015 primarily due to 2016’s milder winter in most of our stores’ areas and the benefit of lower electricity usage due to our LED light replacement program. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in net lower utility costs in 2017.

Landscaping expenses, which include snow removal costs, increased 37.9% or $5,726 for the three months ended December 31, 2016 versus the three months ended December 31, 2015, and increased 6.3% or $4,697 in the twelve months ended December 31, 2016 compared to the same period in 2015. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in 2017, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 15.9% or $6,198 for the three months ended December 31, 2016 versus the three months ended December 31, 2015, and increased 28.8% or $48,847 for the twelve months ended December 31, 2016 as compared to the same period in 2015 primarily due to the increased internet advertising expenses and the one-time costs associated with the production and addition of size estimator and locations videos to our stores’ website, www.GlobalSelfStorage.us. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a somewhat lesser rate in 2017.

Other direct store costs include general and administrative expenses incurred at the stores, such as store insurance, business license costs, bank charges related to processing the stores’ cash receipts, credit card fees, and the cost of operating each store’s rental office including supplies and telephone data communication lines. These costs decreased 8.2% or $3,343 in the three months ended December 31, 2016 as compared to the same period in

2015, and decreased 1.1% or $1,648 in the twelve months ended December 31, 2016 as compared to the same period in 2015. Lien administration expenses decreased 25.7% or $1,158 in the three months ended December 31, 2016 as compared to the same period in 2015, and decreased 28.5% or $5,220 in the twelve months ended December 31, 2016 as compared to the same period in 2015. Increased store level cost efficiencies and fewer tenants’ stored items auctions contributed to the decreased expenses, which were partially offset by increases in our credit card or merchant fees. Credit card fees increased due to a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in building a higher quality overall tenant base. We currently expect moderate increases in other direct store costs in 2017.

Combined Same-Store and Non Same-Store Self Storage Operations

At December 31, 2016, we owned 7 same-store facilities and 4 non same-store facilities. The non same-store facilities are SSG Fishers LLC, SSG Lima LLC, Tuxis Self Storage I LLC, and Tuxis Self Storage II LLC.

Combined same-store and non same-store average overall square foot occupancy for the three months and year ended December 31, 2016 decreased by 1.7% to 86.2% from 87.9% for the same period in 2015. This includes the impact from the Bolingbrook expansion project completed during the fourth quarter of 2016. Excluding the additional vacancy created in this store, ending occupancy would have been 90.2%, an increase of 2.3% compared to the same period in 2015.

We grew our top-line results by increasing combined same-store and non same-store (“Combined store”) revenues by 40.1% for the three months ended December 31, 2016 versus the three months ended December 31, 2015, and by 18.2% for the twelve months ended December 31, 2016 versus the twelve months ended December 31, 2015. Combined store cost of operations increased by 45.9% for the three months ended December 31, 2016 versus the three months ended December 31, 2015, and by 20.2% for the twelve months ended December 31, 2016 versus the twelve months ended December 31, 2015. Combined store NOI increased by 36.2% for the three months ended December 31, 2016 versus the three months ended December 31, 2015, and by 16.8% for the twelve months ended December 31, 2016 versus the twelve months ended December 31, 2015. General and administrative expense increased by 13.2% for the three months ended December 31, 2016 versus the three months ended December 31, 2015, and by 18.0% for the period January 19, 2016 to December 31, 2016 versus the twelve months ended December 31, 2015. The increase in the general and administrative expense during the most recent quarter can be primarily attributed to an increase in legal, accounting, compliance, NASDAQ listing fees, and investor relations and capital market consulting expenses. Going forward, although we currently expect some general and administrative expense reductions associated with our discontinued registration as an investment company, we are incurring and expect to incur a number of new expenses related to, among other things, the Company’s new reporting and regulatory requirements.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped our overall average occupancy maintain in the mid-to-high 80% range as of December 31, 2016. Also, contributing to our strong results were our customer service efforts which we believe were essential in building local brand loyalty resulting in referral and word-of-mouth market demand for our storage units and services.

These results are summarized as follows:

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

	YTD 2016	YTD 2015	Variance	% Change
Revenues	$5,245,373	$4,439,297	$806,076	18.2%

Cost of operations	$2,155,492	$1,793,319	$362,173	20.2%

Net operating income	$3,089,881	$2,645,978	$443,903	16.8%

Depreciation and amortization	$813,796	$635,226	$178,570	28.1%

Net leasable square footage at period end	754,095	485,578	268,517	55.3%

Net leased square footage at period end	649,897	427,064	222,833	52.2%

Overall square foot occupancy at period end	86.2%	87.9%	-1.7%	-1.9%

Total available leasable storage units	5,625	3,813	1,812	47.5%

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

	Q4 2016	Q4 2015	Variance	% Change
Revenues	$1,556,214	$1,110,983	$445,231	40.1%

Cost of operations	$652,069	$447,015	$205,054	45.9%

Net operating income	$904,145	$663,968	$240,177	36.2%

Depreciation and amortization	$306,177	$161,601	$144,576	89.5%

Net leasable square footage at period end	754,095	485,578	268,517	55.3%

Net leased square footage at period end	649,897	427,064	222,833	52.2%

Overall square foot occupancy at period end	86.2%	87.9%	-1.7%	-1.9%

Total available leasable storage units	5,625	3,813	1,812	47.5%

Analysis of Combined Same-Store and Non Same-Store Revenue

Combined same-store and non same-store average overall square foot occupancy for the three months and year ended December 31, 2016 decreased by 1.7% to 86.2% from 87.9% for the same period in 2015. This includes the impact from the Bolingbrook expansion project completed during the fourth quarter of 2016. Excluding the additional vacancy created in this store, ending occupancy would have been 90.2%, an increase of 2.3% compared to the same period in 2015.

For the three months ended December 31, 2016, the 40.1% revenue increase was due primarily to a 52.1% increase in net leased square footage and the results of our revenue rate management program of raising existing tenant rates. This increase in net leased square feet, as a result of our Fishers, IN, Lima, OH, Clinton, CT, and Millbrook, NY acquisitions, is expected to positively affect combined revenues in 2017. For the twelve months ended December 31, 2016, the 18.2% revenue increase was due primarily to a 52.1% increase in net leased square footage and the results of our revenue rate management program of raising existing tenant rates. Combined revenues benefited from existing tenant rent increases, an increase in available climate-controlled leasable square feet compared to available leasable parking square feet, and, to a lesser extent, increased move-in rental rates, and decreased move-in rent “specials” discounting.

We believe that high occupancies help maximize our rental income. We seek to maintain an average square foot occupancy level at or above 90% by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our marketing efforts on the internet in order to generate sufficient move-in volume to replace tenants that vacate. Demand fluctuates due to various local and regional factors, including the overall economy. Demand is typically higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants are typically higher in the summer months than in the winter months.

We currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases in 2017 to be slightly less than the prior year.

We believe that the current trends in move-in, move-out, in place contractual rents and occupancy levels are consistent with our current expectation of continued revenue growth. However, such trends, when viewed in the short-term, are volatile and not necessarily be predictive of our revenues going forward because they are subject to many short-term factors. Such factors include, among others, initial move-in rates, seasonal factors, the unit size and geographical mix of the specific tenants moving in or moving out, the length of stay of the tenants moving in or moving out, changes in our pricing strategies, and the degree and timing of rate increases previously passed to existing tenants.

Importantly, we continue to refine our ongoing revenue management program which includes regular internet data scraping of local competitors’ prices. We do this in order to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us seek to maximize each store’s occupancies and our self storage revenue and NOI. We believe that through our various marketing initiatives, we can seek to continue to attract high quality, long term tenants who we expect will be storing with us for years. Currently, our average tenant duration of stay is approximately three years, up from approximately two years for the same period in 2015.

Analysis of Combined Same-Store and Non Same-Store Cost of Operations

Combined same-store and non same-store cost of operations increased 45.9% or $205,054 for the three months ended December 31, 2016 versus the three months ended December 31, 2015, and increased 20.2% or $362,173 for the twelve months ended December 31, 2016 versus the twelve months ended December 31, 2015. This increase in combined same-store and non same-store cost of operations was due primarily to increased store level employment costs including rising employee health plan expenses, store property tax expense, repair and maintenance, and marketing expense due to our new store acquisitions, which were partially offset by decreases in professional, administrative, and lien administration costs.

On-site store manager payroll expense increased 40.3% or $52,294 for the three months ended December 31, 2016 versus the three months ended December 31, 2015, and increased 24.0% or $114,108 for the twelve months ended December 31, 2016 as compared to the same period in 2015. This increase was due primarily to an increase in the number of store level employees due to our new store acquisitions, wage increases, and higher employee health plan expenses. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as District and Regional Managers.

Store property tax expense increased 37.9% or $56,305 for the three months ended December 31, 2016 versus the three months ended December 31, 2015, and increased 18.3% or $104,045 in the twelve months ended December 31, 2016 as compared to the same period in 2015, primarily due to increased such costs associated with our new store acquisitions and to higher assessed store property values and tax rates, in particular for our Sadsburyville, PA store. We currently expect store property tax expense growth of approximately the same amount in 2017.

Repairs and maintenance expense increased 126.5% or $29,344 for the three months ended December 31, 2016 versus the three months ended December 31, 2015, and increased 41.2% or $40,962 for the twelve months ended December 31, 2016 as compared to the same period in 2015 primarily due to increased such costs associated with our new store acquisitions and to performing certain mandatory repairs as part of our mortgage loan covenants and requirements in accordance with the Loan Documents. As of December 31, 2016, the majority of these repairs have been completed. Also contributing to the increase in repair and maintenance expense is our ongoing LED light replacement program expenses in 2016 as compared to 2015. We anticipate continued focus on our LED light replacement program throughout 2017. At our stores fully converted to LED lighting, we have realized utilities expense savings year-over-year of approximately 10% to 40% depending on the store due to lower kilowatt per hour usage.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utility expense increased 97.5% or $22,779 for the three months ended December 31, 2016 versus the three months ended December 31, 2015, and increased 11.7% or $15,289 for the twelve months ended December 31, 2016 as compared to the same period in 2015 primarily due to increased such costs associated with our new store acquisitions. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in net lower utility costs in 2017.

Landscaping expenses, which include snow removal costs, increased 45.3% or $6,854 for the three months ended December 31, 2016 versus the three months ended December 31, 2015, and increased 7.8% or $5,824 in the twelve months ended December 31, 2016 compared to the same period in 2015 primarily due to increased such costs associated with our new store acquisitions. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in 2017, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 54.8% or $21,392 for the three months ended December 31, 2016 versus the three months ended December 31, 2015, and increased 40.4% or $68,589 for the twelve months ended December 31, 2016 as compared to the same period in 2015 primarily due to increased such costs associated with our new store acquisitions and to the increased internet advertising expenses and the one-time costs associated with the production and addition of size estimator and locations videos to our stores’ website, www.GlobalSelfStorage.us. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a somewhat lesser rate in 2017.

Other direct store costs include general and administrative expenses incurred at the stores, such as store insurance, business license costs, bank charges related to processing the stores’ cash receipts, credit card fees, and the cost of operating each store’s rental office including supplies and telephone data communication lines. These costs increased 27.1% or $11,052 in the three months ended December 31, 2016 as compared to the same period in 2015, and increased 10.9% or $17,001 in the twelve months ended December 31, 2016 as compared to the same period in 2015 primarily due to increased such costs associated with our new store acquisitions. Increased store level costs efficiencies and fewer tenants’ stored items auctions contributed to the decreased expenses, which were partially offset by increases in our credit card or merchant fees. Credit card fees increased due to a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in building a higher quality overall tenant base. We currently expect moderate increases in other direct store costs in 2017.

Analysis of General and Administrative Expenses

General and administrative expenses represent direct and allocated expenses for shared general corporate functions, which are allocated to store operations to the extent they are related to store operations. Such functions include, among other things, data processing, human resources, legal, corporate and operational accounting and finance, marketing, and compensation of senior executives.

Three Months Ended December 31,	2016	2015	Variance	% Change
General and administrative	$351,426	$310,378	$41,048	+13.2%

For the Period January 19, 2016 to December 31, 2016 compared to the year ended December 31, 2015

	2016	2015	Variance	% Change
General and administrative	$1,406,441	$1,191,768	$214,673	+18.0%

General and administrative expenses increased 13.2% or $41,048 for the three months ended December 31, 2016 versus the three months ended December 31, 2015, and increased 18.0% or $214,673 for the period January 19, 2016 to December 31, 2016 as compared to the twelve months ended December 31, 2015. Most of the increase in the general and administrative expense during the most recent quarter is attributable to an increase in legal, accounting, compliance, NASDAQ listing fees, and investor relations and capital market consulting expenses. We experienced certain cost reductions due to our transition from an investment company to an operating company, such as costs associated with fund accounting, custodian, registration, and quarterly appraisals. Concomitantly, we experienced increased legal, accounting, regulatory compliance, and investor relations expenses. Going forward, although we currently expect some general and administrative expense reductions associated with our discontinued registration as an investment company, we are incurring and expect to incur a number of new expenses related to, among other things, the Company’s new reporting and regulatory requirements.

The Company incurred fees and expenses of approximately $646,000 associated with the Loan Documents, the of which were capitalized and are amortized over the term of the loan.

Analysis of Business Development and Store Acquisition Expenses

Business development and store acquisition expenses increased from $0 during the three and twelve months ended December 31, 2015 to $52,167 and $449,738 during the three and twelve months ended December 31, 2016, respectively. These costs primarily consisted of legal and consulting costs in connection with business development activities and future potential store acquisitions. The majority of these expenses are non-recurring and fluctuate based on business development activity during the time period.

Analysis of Loan Interest and Amortization Expense

Loan interest expense payments relating to the aforementioned $20 million loan increased from $0 for the three and twelve months ended December 31, 2015 to $220,209 and $456,719 for the three and twelve months ended December 31, 2016. Going forward the cash payments for this expense will be $69,867 per month until June 2018 at which point the monthly interest and amortization payment due will increase to $107,699 where it will remain payable every month until June 2036.

Analysis of Global Self Storage Funds from Operations (“FFO”) and Funds from Operations as Adjusted (“AFFO”)

The following tables present a reconciliation and computation of net income to FFO and AFFO and earnings per share to FFO and AFFO per share:

		For the Period
	Three Months	January 19, 2016
	Ended	to
	December 31, 2016	December 31, 2016
Net income	$564,687	$384,135
Eliminate items excluded from FFO:
Depreciation and amortization	357,567	952,507
Realized gain on investment securities	(602,428)	(602,428)

FFO attributable to common stockholders	319,826	734,214
Adjustments:
Business development and property acquisition costs	52,167	449,738

AFFO	$371,993	$1,183,952

FFO and FFO as adjusted per weighted average shares outstanding
Net income	$0.08	$0.05
Eliminate items excluded from FFO:
Depreciation and amortization	0.05	0.13
Realized gain on investment securities	(0.08)	(0.08)

FFO per share attributable to common stockholders	0.04	0.10
Adjustments:
Business development and property acquisition costs	0.01	0.06

AFFO per share attributable to common stockholders	$0.05	$0.16

Analysis of Global Self Storage Store Operations

In addition to actively reviewing a number of store and portfolio acquisition candidates, we have been working to further develop and expand our current stores.

At our Sadsburyville, PA store in 2015, we completed construction of a state-of-the-art, all climate-controlled two story storage building, adding 16,756 leasable square feet featuring a number of unique drive-up, climate-controlled units. This expansion appears to have been well received by the local market. As of December 31, 2016, approximately 18 months after construction was completed and lease-up commenced, 100% of the first floor and 82% of the entire building have been leased.

At our Bolingbrook, IL store in 2016, all site work, construction, and final inspections and approvals of the expansion project in Bolingbrook, IL were completed. This expansion has added approximately 44,260 leasable square feet and 304 of climate-controlled and traditional storage units bringing the total to 110,600 leasable square feet and 801 storage units. The project cost approximately $2,600,000, which equates to an all-in cost of approximately $59 per square foot. As of December 31, 2016, 21.3% or 9,360 square feet of the five building expansion leasable square feet had been leased. This lease-up has been faster than expected.

We are currently reviewing our Merrillville, IN store for the possible expansion construction of three new traditional drive-up storage unit buildings totaling 13,300 square feet.

Analysis of Realized and Unrealized Gains (Losses)

Realized gains for the period ended December 31, 2016 were $602,428 compared to $900,368 for the period ended December 31, 2015. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we plan to liquidate our investment securities holdings and potentially realize gains or losses. As of December 31, 2016, our unrealized gain on investment securities available-for-sale was $718,463.

Distributions and Closing Market Prices

Distributions for the three months ended December 31, 2016 totaled $0.065 per share and for the twelve months ended December 31, 2016 totaled $0.26 per share. The Company’s closing market price as of December 31, 2016 was $4.77 and as of December 31, 2015 was $3.92. Past performance does not guarantee future results.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

The financial statements are included in this annual report beginning on page F-3.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with our accountants on accounting and financial disclosures during the last two fiscal years.

Item 9A.	Controls and Procedures.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning the directors currently serving on the Board of Directors of the Company. The term of the Class I director shall last until the annual meeting of stockholders held in 2017 and until his successor is elected and qualifies. The term of the Class II directors shall last until the annual meeting of stockholders held in 2018 and until their successors are elected and qualify. The term of the Class III directors shall last until the annual meeting of stockholders held in 2019 and until their successors are elected and qualify. At each annual meeting of the stockholders of the Company, the successors to the class of directors whose term expires at that meeting shall be elected to hold office for a term continuing until the annual meeting of stockholders held in the third year following the year of their election and until their successors are elected and qualify.

Name, Address,(1) and Date of Birth	Position(s) Held with the Company	Director Since	Principal Occupation(s) and Directorship(s) for the Past Five Years

INTERESTED DIRECTORS

MARK C. WINMILL(2) November 26, 1957	Class III Director, President, Chief Executive Officer	2012

President, Chief Executive Officer, and a Director of the Company and its subsidiaries. He is also President, Chief Executive Officer, and a Director of Tuxis Corporation (a real estate development company) (“Tuxis”) and its subsidiaries.  He is Vice President of Dividend and Income Fund, Foxby Corp., and Midas Series Trust (collectively, the “Funds”) and Chief Investment Strategist of Bexil Advisers LLC and Midas Management Corporation (registered investment advisers and, collectively, the “Advisers”). He is Executive Vice President and a Director of Winmill & Co. Incorporated (a holding company) (“Winco”). He is a principal of Bexil Securities LLC and Midas Securities Group, Inc. (registered broker-dealers and, collectively, the “Broker-Dealers”). He is Vice President of Bexil Corporation (a holding company) (“Bexil”).  He was selected to serve on our Board because of his experience and extensive knowledge of the self storage industry and his knowledge of and experience with the Company. (3)

THOMAS B. WINMILL, ESQ.(2) PO Box 4 Walpole, NH 03608 June 25, 1959	Class II Director, Vice President	1997

Vice President and a Director of the Company. He is also President, Chief Executive Officer, and a Director or Trustee of the Funds. He is President, Chief Executive Officer, General Counsel, and a Director or Manager of the Advisers, the Broker-Dealers, Bexil, and Winco. He is a Director of Bexil American Mortgage Inc. (“Bexil American”). He is Vice President of Tuxis. He is a member of the New York State Bar and the SEC Rules Committee of the Investment Company Institute. He was selected to serve on our Board because of his experience and extensive knowledge of financial, accounting, regulatory, investment, and board operational matters. (3)

Name, Address,(1) and Date of Birth	Position(s) Held with the Company	Director Since	Principal Occupation(s) and Directorship(s) for the Past Five Years

INDEPENDENT DIRECTORS

Russell E. Burke III August 23, 1946	Class III Director	2016

He is a Director of the Company. He is also President of Ninigret Trading Corporation, an art investment and appraisal company. He is a Board Member of the New Britain Museum of American Art. He previously served as a Director of Tuxis from 1997 to 2016.  He was selected to serve on our Board because of his prior experience serving on the board of a self storage company and his experience and extensive knowledge of the self storage industry.

GEORGE B. LANGA August 31, 1962	Class II Director	2016

He is a Director of the Company.  He is also Executive Vice President of Millbrook Real Estate, LLC, licensed real estate brokers in NY and CT. He specializes in premium Estates, Development, Land, Commercial and Agricultural Properties.  He was selected to serve on our Board because of his experience with and extensive knowledge of commercial real estate transactions, marketing, and management.

WILLIAM C. ZACHARY December 9,1964	Class I Director	2016

He is a Director of the Company.  Since 2011, he has been Director of Municipal Finance at SunLight General Capital, an owner and developer of solar energy systems located at schools, municipal buildings, and other small, institutional users. Prior to that, he was the head of Municipal Finance at Société Générale. He previously served as a Director of Tuxis from 2014 to 2016. He was selected to serve on our Board because of his prior experience serving on the board a self storage company and his experience in underwriting finance.

(1)	Unless otherwise noted, the address of record for the directors and officers is 11 Hanover Square, New York, New York 10005.
(2)	He may be deemed to be an “interested person” of the Company due to his role as an officer and director of the Company. Mark C. Winmill and Thomas B. Winmill are brothers.
(3)	Dividend and Income Fund, Foxby Corp., and Midas Series Trust, Tuxis, the Advisers, Winco, the Broker-Dealers, Bexil, and Bexil American may be deemed to be affiliates of the Company.

The executive and other officers, other than those who serve as directors, and their relevant biographical information are set forth below.

EXECUTIVE AND OTHER KEY OFFICERS

Name and Date of Birth	Position(s) Held with the Company	Officer Since*	Principal Occupation(s) and Directorship(s) for the Past Five Years

Russell Kamerman, Esq. July 8, 1982	Chief Compliance Officer, Associate General Counsel, Vice President and Assistant Secretary	2014

Chief Compliance Officer, Associate General Counsel, Vice President and Assistant Secretary of the Company. He is also Chief Compliance Officer, Anti-Money Laundering Officer, Associate General Counsel, Vice President and Assistant Secretary of the Funds, the Advisers, the Broker-Dealers, Bexil, Tuxis, and Winco. He is a member of the New York State Bar and the Chief Compliance Officer Committee of the Investment Company Institute. Previously, he was an attorney in private practice focusing on regulatory, compliance and other general corporate matters relating to the structure, formation and operation of investment funds and investment advisers from 2008 to 2014.

Heidi Keating March 28,1959	Vice President	1997	Vice President of the Company. She is also Vice President of the Funds, the Advisers, the Broker-Dealers, Bexil, Tuxis, and Winco.

Robert J. Mathers May 5, 1967	Vice President, Operations	2012	Vice President, Operations of the Company. He is also Vice President, Operations of Tuxis.

Thomas O’Malley July 22, 1958	Chief Financial Officer, Treasurer, Vice President	2005

Chief Financial Officer, Treasurer, and Vice President of the Company.  He is also Chief Financial Officer, Treasurer, and Vice President of the Funds, the Advisers, the Broker-Dealers, Bexil, Tuxis, and Winco. He is a certified public accountant.

John F. Ramirez, Esq. April 29,1977	General Counsel, Chief Legal Officer, Secretary, Vice President	2005

General Counsel, Chief Legal Officer, Vice President, and Secretary of the Company.  He is also General Counsel, Chief Legal Officer, Vice President, and Secretary of the Funds and Tuxis. He is Vice President, Senior Associate General Counsel, and Secretary of the Advisers, the Broker-Dealers, Bexil, and Winco. He also is a member of the New York State Bar.

Angelito Sarabia November 18, 1963	Controller	2013	Controller of the Company. Previously, he was a senior accountant at Green Chimneys, a non-profit focused on children’s services, from 2011 to 2013.

*	Officers hold their positions with the Company until a successor has been duly elected and qualifies. Officers are generally elected annually. The officers were last elected on December 22, 2016.

We have adopted a Code of Conduct and Ethics in compliance with rules of the SEC that applies to all of our personnel, including our Board of Directors, Chief Executive Officer, and Chief Financial Officer.  The Code of Conduct and Ethics is available free of charge on the “Governance Documents” section of our website at http://ir.globalselfstorage.us/. We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, provisions of our Code of Conduct and Ethics by posting such information on our web site at the address specified above.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on the Company’s review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that its directors and officers, and any beneficial owners of more than 10% of the Company’s common stock complied with the filing requirements of Section 16(a) of the Exchange Act except with respect to the following:

Name of Filer	Form Type	Number of Late Reports	Number of Transactions
Russell E. Burke III	4	1	—
Bruce B. Huber	5	1	2
George. B. Langa	4	1	—
Mark C. Winmill	4	1	1
William C. Zachary	4	1	—

Audit Committee Financial Expert

The Company’s Board of Directors has determined that it has three “audit committee financial experts” (as that term is defined under SEC rules implementing Section 407 of the Sarbanes-Oxley Act) serving on its Audit Committee, each of whom are “independent” directors that satisfy the heightened audit committee independence requirements under the NASDAQ Listing Rules and Rule 10A-3 of the Exchange Act.  Further, each member of the Audit Committee possesses the requisite financial sophistication, as defined under the applicable rules and regulations of NASDAQ.

Item 11.	Executive Compensation.

The following is a description of the material elements of compensation for our named executive officers listed below:

•	Mark C. Winmill, President and Chief Executive Officer; and
•	Thomas O’Malley, Chief Financial Officer, Treasurer, and Vice President.

For the years ended December 31, 2015 and December 31, 2016, respectively, no other Company officer’s total compensation exceeded $100,000.

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by the Company to or on behalf of our named executive officers for services provided to the Company during the years ended December 31, 2016 and 2015. The Company has not granted or paid any stock awards, option awards, nonequity incentive plan compensation, or nonqualified deferred compensation earnings to any of its employees, officers, or directors.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation (1) ($)	Total ($)
Mark C. Winmill	2016	270,000	20,385	49,054	339,439
President and Chief Executive Officer	2015	255,000	10,385	43,868	309,253
Thomas O’Malley	2016	114,327	9,918	7,502	131,747
Chief Financial Officer, Treasurer, and Vice President	2015	75,278	3,825	4,918	84,021

(1)	All Other Compensation for the Company’s named executive officers for the year ended December 31, 2016 consisted of:

Name	401 (k) Match ($)	Benefits ($)	Auto Lease and Insurance ($)	Total of All Other Compensation ($)
Mark C. Winmill	8,648	19,305	21,101	49,054
Thomas O’Malley	6,663	839	—	7,502

Mr. Winmill’s compensation as President and CEO of the Company is determined by the Compensation Committee and consists of a salary, bonus, employee benefits, and/or reimbursement of reasonable business expenses.  The Compensation Committee reviews and approves corporate goals and objectives relevant to Mr. Winmill’s compensation, evaluates his performance relative to those goals and objectives, and sets his compensation annually. As of December 31, 2016, Messrs. Winmill and O’Malley’s compensation plan generally consisted of base salary, employee benefits plan participation, qualified retirement plan participation, bonuses, and certain prerequisites. A portion of Messrs. Winmill and O’Malley’s compensation may be deferred at their election.

Mr. Winmill’s base salary is typically determined annually by the Compensation Committee by level of responsibility and tenure at the Company. For 2015 and 2016, the Board directed that non-CEO employee compensation, including Mr. O’Malley’s, be set based on a general methodology used in prior years whereby the total level of compensation for each employee that is concurrently employed by the Company and its affiliates is set by Mark Winmill, as CEO of the Company and Tuxis, and Thomas Winmill, as CEO of the Company’s other affiliates, and then allocated based on time allocation reports of each such non-CEO employee or other means deemed appropriate by Messrs. Mark and Thomas Winmill.

The primary components of Mark Winmill and Thomas O’Malley’s bonuses are typically based on, among other things, (i) number of weeks’ salary paid as bonuses to Company employees generally, and/or (ii) the financial performance of the Company. A subjective component of Mark Winmill and Thomas O’Malley’s bonuses may be based on their overall contribution to management of the Company.

Benefits consist of premiums paid by the Company for medical, dental, vision, life, and long term disability insurances. The Company and its affiliates (as detailed below) participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Company and its affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the IRC. The Company’s allocated matching expense to Mark Winmill and Thomas O’Malley under the plan was $8,648 and $6,663, respectively, for the year ended December 31, 2016.

The Company provides a maximum monthly automobile allowance of $1,000 per month to Mark C. Winmill. To the extent that the monthly maximum payment under the Company’s automobile lease exceeds the monthly allowance, Mr. Winmill must reimburse the Company for the excess amount. In this regard, Mr. Winmill has reimbursed the Company $1,878 for the automobile payments paid and due in 2016.

The Company previously had an employment agreement with Mr. Winmill (the “Employment Agreement”) which terminated upon the Company’s deregistration as an investment company on January 19, 2016.  Under the Employment Agreement, Mr. Winmill held the title of President and Chief Executive Officer of the Company and his compensation, with respect to the Company, consisted of a salary at a rate of $22,500 per month, bonus, employee benefits, and/or reimbursement of reasonable business expenses.  Upon termination of the Employment Agreement, the Board elected to retain Mr. Winmill as President and Chief Executive Officer of the Company.

Director Compensation

Currently, the independent directors are paid an annual retainer of $2,000, payable semi-annually, a fee of $6,000 for each semi-annual Board meeting attended, $250 for each special Board meeting attended, $250 for each committee meeting attended, and $500 per annum per committee chaired.  Each independent director is reimbursed for reasonable travel and out-of-pocket expenses associated with attending Board and committee meetings.

A summary of the compensation and benefits for the directors of the Company for the fiscal year ended December 31, 2016 is shown in the following table:

Name	Fees earned or paid in cash ($)	All other compensation ($)	Total ($)
Independent Directors:
Russell E. Burke III	$12,250	$—	$12,250
George B. Langa	$12,250	$—	$12,250
William C. Zachary	$12,250	$—	$12,250
Interested Directors:
Thomas B. Winmill	$—	$—	$—

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 28, 2017 for:

•each shareholder known by us to be a beneficial owner of more than 5% of our capital stock;

•each of our directors;

•each of our named executive officers; and

•all of our directors and officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. There are no shares of common stock subject to options or other rights exercisable outstanding as of the date of this annual report. Except as indicated in the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole or shared voting and investment power with respect to all of the common stock that they beneficially own.

Applicable percentage ownership is based on 7,619,469 shares of common stock outstanding as of February 28, 2017. Unless otherwise indicated, the address of each beneficial owner in the table is: Global Self Storage, Inc., 11 Hanover Square, New York, NY 10005.

Name	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares
5% Shareholder:
Financial & Investment Management Group, Ltd. 111 Cass St. Traverse City, MI 49684	925,892	(1)	12.48%
Named Executive Officers and Directors:
Mark C. Winmill	401,879	(2)	5.27%
Thomas B. Winmill PO Box 4 Walpole, NH 03608	357,204	(3)	4.69%
Winmill Family Trust	351,993	(4)	4.62%
Winmill & Co. Incorporated	351,993	(5)	4.62%
Tuxis Corporation	223,766		2.94%
Russell E. Burke	15,160		*
William C. Zachary	1,000		*
George B. Langa	156		*
Thomas O'Malley	—		*
Directors and officers as a group (11)	419,080		5.50%

*	Represents beneficial ownership of less than 1.00% of the outstanding shares of common stock.
(1)

The number of shares shown is based solely on the Form 13G filed by Financial & Investment Management Group, Ltd. (“FIMG”) on March 7, 2017, according to which FIMG has shared voting and investment power over the shares reported.  FIMG states in such Form 13G that it is a registered investment advisor, managing individual client accounts and that all shares represented in the report are held in accounts owned by the clients of FIMG.  FIMG disclaims beneficial ownership of the shares reported. According to Form ADV filed by FIMG, Mr. Paul Sutherland appears to control FIMG.

(2)

Mark C. Winmill used personal funds to acquire 30,460 directly owned shares. Mr. Mark Winmill is a Director, Chairman of the Board, President, and Chief Executive Officer of Tuxis and may be deemed to have indirect beneficial ownership of 223,766 shares directly owned by Tuxis.  Mr. Mark Winmill is a trustee of the Winmill Family Trust, which owns all of the voting stock of Winco, and may be deemed to have indirect beneficial ownership of 128,227 shares directly owned by Winco. Additionally, Midas Securities Group, Inc. (“Midas Securities”), a wholly owned subsidiary of Winco, directly owns approximately 19% of Tuxis’ outstanding shares of common stock and may be deemed to have indirect beneficial ownership of the shares directly owned by Tuxis. Mr. Mark Winmill also is a trustee of the Michael M. George Trust and may be deemed to have indirect beneficial ownership of 15,000 shares directly owned by the Michael M. George Trust.  Lastly, Mr. Mark Winmill has discretionary authority over 4,426 shares directly owned by Sarah J. Winmill, his mother, and may be deemed to have indirect beneficial ownership of such shares. Mr. Mark Winmill disclaims beneficial ownership of the shares owned, or which may be deemed to be owned, by Tuxis, the Winmill Family Trust, Winco, Midas Securities, the Michael M. George Trust, and Sarah J. Winmill.

(3)

Thomas B. Winmill is a trustee of the Winmill Family Trust and may be deemed to have indirect beneficial ownership of the 351,993 shares directly and indirectly owned by Winco as a result of his status as a controlling person of the Winmill Family Trust. Mr. Thomas Winmill has discretionary authority over the financial affairs of Sarah J. Winmill, his mother, and as a result may be deemed to have indirect beneficial ownership of the 4,426 shares held by Sarah J. Winmill. Mr. Thomas Winmill disclaims beneficial ownership of the aforementioned shares. Mr. Thomas Winmill beneficially owns less than 1% of the outstanding shares of the Company. He does not disclaim beneficial ownership of these 785 shares.

(4)	The Winmill Family Trust owns all of the voting stock of Winco.
(5)

Winco has direct beneficial ownership of 128,227 shares and may be deemed to have indirect beneficial ownership of 223,766 shares held by Tuxis. Midas Securities directly owns approximately 19% of Tuxis’ outstanding shares of common stock and may be deemed to have indirect beneficial ownership of the shares directly owned by Tuxis. Winco disclaims beneficial ownership of the 223,766 shares held by Tuxis.

Equity Compensation Plan Information

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

There are no currently proposed transactions nor have there been any transactions during the Company’s last two fiscal years in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person (as defined in Item 404 of Regulation S-K of the Exchange Act) had or will have a direct or indirect material interest, except for the transaction with Tuxis described below.  The Company has not had a promoter at any time during the past five fiscal years and does not have a parent.

Transaction with Tuxis

On November 23, 2016, the Company entered into the Purchase Agreement with Tuxis, a Company affiliate, to acquire all of the membership interests of the Tuxis Subsidiaries, for the aggregate purchase price of $7,800,000, comprised of $5,925,000 payable in cash, $975,000 in shares of the Company’s common stock, and, contingent upon the satisfaction of certain conditions described in the Purchase Agreement, an additional $900,000 cash payment.

On November 21, 2016, upon the unanimous recommendations of a special committee of independent disinterested directors (the “Special Committee”) of the Board, the Board authorized the acquisition of all of the membership interests of the Tuxis Subsidiaries and the Company’s entry into the Purchase Agreement by and between the Company and Tuxis. Tuxis has the same Chairman of the Board, President, and Chief Executive Officer as the Company. In addition, Tuxis has substantially the same officers as the Company and also has a number of employees in common with the Company. Mark Winmill is a director, Chairman of the Board, President, and Chief Executive Officer of the Company and Tuxis. Thomas O’Malley is Treasurer, Chief Financial Officer, and a Vice President of the Company and Tuxis. John Ramírez is Secretary, General Counsel, and a Vice President of the Company and Tuxis. Thomas Winmill, the brother of Mark Winmill, is a Vice President of Tuxis and a director and Vice President of the Company.

Each of Mark Winmill and Thomas Winmill is a trustee of the Winmill Family Trust, which owns all of the voting stock of Winco. As of October 11, 2016, the record date for Tuxis’ stockholder meeting (the “Record Date”) to consider, among other things, the Purchase Agreement, Midas Securities, a wholly owned subsidiary of Winco, owned 234,665 shares (or approximately 19%) of Tuxis’ outstanding shares of common stock. Additionally, as of the Record Date, Winco and Tuxis owned approximately 1.7% and 0.3%, respectively, of the Company’s outstanding common stock. Mark Winmill and Thomas Winmill may be deemed to have indirect beneficial ownership of the Company’s shares owned by Midas Securities, Winco, and Tuxis, respectively, as a result of their status as controlling persons of the Winmill Family Trust. Each of Mark Winmill and Thomas Winmill disclaims beneficial ownership of these shares. Pursuant to the recommendation of a special committee of independent disinterested directors of Winco’s Board of Directors, Winco voted all of the Tuxis shares held by Midas Securities in favor of the sale of the Tuxis Subsidiaries.

On November 18, 2016, the Tuxis Board of Directors authorized a special dividend to Tuxis stockholders of $0.10 per share of Tuxis common stock contingent upon the Closing (as defined herein) of the Purchase Agreement. Accordingly, Midas Securities received a cash dividend of approximately $23,467 following the Closing. In addition, upon Closing, Tuxis used a portion of the proceeds to pay down its liabilities due to certain affiliates, including Winco, in the amount of approximately $1 million.

Among other things, due to the commonality of a director and the officers of the Company and Tuxis, the Board formed the Special Committee in seeking to ensure that the acquisition was fair to Company stockholders and in the best interests of the Company. The Special Committee was comprised of Russell E. Burke III, George B. Langa, and William C. Zachary, each an independent disinterested director of the Company.  The Special Committee was granted the power to retain counsel and other advisers, to review, negotiate, and evaluate the terms of the acquisition of the Tuxis Subsidiaries pursuant to the Purchase Agreement and determine whether to recommend to the Board that the Board approve the acquisition of the Tuxis Subsidiaries and the Purchase Agreement. The Special Committee and the Board each met four times to consider the acquisition of the Tuxis Subsidiaries.

After careful consideration, the Special Committee’s unanimous recommendations were determined based on a number of factors including, among other things:  negotiations between the Company and Tuxis overseen by the Special Committee and a special committee of Tuxis’ independent disinterested directors, Susan Parker and Timothy Taft, that took place from February 2016 to November 2016; valuation analyses by independent financial advisors; independent third party real estate appraisals; and market capitalization rates. The Special Committee received a fairness opinion from an independent financial advisor, Akin Bay Company LLC (“Akin Bay”), that the consideration paid by the Company for the acquisition of the Tuxis Subsidiaries pursuant to the Purchase Agreement was fair, from a financial metrics point of view, to the Company’s stockholders. In connection with Akin Bay’s fairness opinion, among other things, Akin Bay:  analyzed Tuxis’ historical financial statements; reviewed the Company’s capital investment plan to expand TSS II’s existing self storage facility; analyzed multi-year financial projections; conducted traditional valuation analyses of the properties owned by the Tuxis Subsidiaries, which included discounted cash flow, present value, comparable public company valuation and independent third party real estate appraisals; conducted a personal site survey of the Properties; reviewed valuation statistics for selected publicly traded real estate investment trusts that focus on investing in self-storage real estate; discussed with Company management the current and prospective performance of the Company, the Properties, market conditions and pricing parameters for properties similar to the Properties owned by the Company; reviewed the Purchase Agreement and the registration rights agreement (the "Registration Rights Agreement") between the Company and Tuxis; and conducted such other analyses that were deemed appropriate.

On December 30, 2016, the Company completed the acquisition of the Tuxis Subsidiaries (the “Acquisition”) for $5,925,000 in cash and 202,703 unregistered and restricted shares of the Company's common stock and entered into the Registration Rights Agreement which permits Tuxis to request the registration of such shares.  Upon re-development and expansion approval at the Millbrook store and satisfaction of other conditions, including construction groundbreaking, pursuant to the Purchase Agreement, an additional $900,000 cash payment is expected to be made by the Company to Tuxis.

Other Relationships

Certain officers of the Company also serve as officers and/or directors of Winco, Bexil, Tuxis, and their affiliates (collectively with the Company, the “Winco Affiliates”). As of December 31, 2016, certain of the Winco Affiliates owned approximately 4% of the Company’s outstanding common stock. There may be conflicts of interest resulting from the relationships among the Company, the Winco Affiliates, and other related parties.  The outside business interests of the Company’s officers may divert their time and attention away from the Company, and may result in a potential conflict with respect to the allocation of business opportunities, which could harm its business.  The Board has adopted policies and procedures designed to mitigate these conflicts of interest, such as allocation procedures for determining the appropriate allocation of such business opportunities.  Specifically, if any officer or director of the Company who also serves as an officer, director, or advisor of the Winco Affiliates becomes aware of a potential transaction related primarily to the self storage business that may represent a corporate opportunity for the Company and one or more of the Winco Affiliates, such officer or director has no duty to present that opportunity to such Winco Affiliates and the Company will have the sole right to pursue the transaction if the Board of Directors so determines. Notwithstanding the foregoing, officers or directors of the Company are encouraged to notify the Winco Affiliates of such an opportunity.

Director Independence

The rules of NASDAQ generally require that a majority of the members of a listed company’s board of directors be independent. In addition, the listing rules generally require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and governance committees be independent.

Accordingly, our Board of Directors has evaluated the independence of its members based upon the rules of the NASDAQ Stock Market and the SEC and the transactions referenced under “Certain Relationships and Related Party Transactions” discussed above. Applying these standards, our Board of Directors determined that none of the directors who currently serve, other than Messrs. Mark and Thomas Winmill, have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that Messrs. Burke, Langa, and Zachary are “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ Listing Rules. Messrs. Mark and Thomas Winmill are not considered independent because they are officers of the Company. Our Board of Directors also determined that each non-employee director who serves as a member of the Audit, Compensation, and Nominating Committees satisfies the independence standards for such committee established by the SEC and the NASDAQ Listing Rules, as applicable.

Item 14.	Principal Accounting Fees and Services.

Our Audit Committee has appointed the firm of Tait, Weller & Baker LLP (“Tait, Weller”) to serve as our independent registered public accounting firm for the year ending December 31, 2016. Tait, Weller has acted as the Company’s independent registered public accounting firm since 1996, and our management considers the firm to be well qualified.

We have been advised by Tait, Weller that it is a registered public accounting firm with the PCAOB and complies with the auditing, quality control and independence standards and rules of the PCAOB and the SEC.

Audit and Non-Audit Fee Table

The following table presents the aggregate fees for professional audit services rendered for the integrated audits of our annual financial statements for the years ended December 31, 2016 and 2015, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years, if applicable, and for the testing of our internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act of 2002, and fees billed for other services rendered during those periods.

	2016	2015
Audit fees (1)	$52,500	$29,000
Audit - related fees (2)	9,750	1,500
Tax fees (3)	16,250	10,750
All other fees	—	6,250
Total	$78,500	$47,500

(1)

Audit fees consist of services rendered for the audit of our annual financial statements and other financial disclosures, audit of our internal control over financial reporting, review of the consolidated financial statements included in our Form 10-Q filings, consents issued related to registration statements and issuance of comfort letters.

(2)	Audit-related fees represent professional fees for accounting consultation and other attest engagements.
(3)	Tax fees represent professional services rendered for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval of Services by the Independent Registered Public Accounting Firm

In accordance with its charter and applicable rules and regulations adopted by the SEC, the Company’s Audit Committee reviews and pre-approves any engagement of the independent registered public accounting firm to provide audit, review or attest services or non-audit services and the fees for any such services. The Audit Committee annually considers and, if appropriate, approves the provision of audit services by the independent registered public accounting firm. In addition, the Audit Committee periodically considers and, if appropriate, approves the provision of any additional audit and non-audit services by our independent registered public accounting firm that are neither pre-approved by the Audit Committee on an annual basis nor prohibited by applicable rules and regulations of the SEC. The Audit Committee has delegated to the chairman of the Audit Committee, Mr. Zachary, the authority to pre-approve, on a case-by-case basis, any such additional audit and non-audit services to be performed by our independent registered public accounting firm. Mr. Zachary reports any decision to pre-approve such services to the Audit Committee at its next regular meeting. All of the fees described in the table above were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

1. Financial Statements.

(1) and (2). All Financial Statements and Financial Statement Schedules filed as part of this Annual Report on 10-K are included in Part II, Item 8—“Financial Statements and Supplementary Data” of this Annual Report on 10-K and reference is made thereto.

(3) The list of exhibits filed with this annual report is set forth in response to Item 15(b).

(b) Exhibits.  The following documents are filed or incorporated by references as exhibits to this report:

Exhibit Item	Number and Description	Incorporated by Reference to	Filed Herewith

3.1.1.	Articles of incorporation	Company's registration statement filing on Form N-2, File Nos. 333-46765 and 811-08025, as filed with the SEC on January 23, 1997.

3.1.2.	Articles of amendment	Company's registration statement filing on Form N-2, File No. 811-08025, as filed with the SEC on December 10, 2003.

3.1.3.	Articles supplementary	Company's registration statement filing on Form N-2, File No. 811-08025, as filed with the SEC on December 10, 2003.

3.1.4.	Articles of amendment	Company's filing on Form 10, File No. 001-12681, as filed with the SEC on June 30, 2015.

3.1.5.	Articles supplementary	Company's filing on Form 8-K, File No. 001-12681, as filed with the SEC on January 22, 2016.

3.1.6.	Articles of amendment	Company's filing on Form 8-K, File No. 001-12681, as filed with the SEC on January 22, 2016.

3.2.	Amended and Restated Bylaws	Company's filing on Form 8-K, File No. 001-12681, as filed with the SEC on January 22, 2016.

4.1	Rights Agreement	Company's filing on Form 8-K, File No. 001-12681, as filed with the SEC on February 2, 2016.

4.2	Form of Registration Rights Agreement by and between the Company and Tuxis	Company's filing on Form 8-K, File No. 001-12681, as filed with the SEC on November 30, 2016.

10.1	Guaranty dated June 24, 2016 by Global Self Storage, Inc. in favor of Insurance Strategy Funding IV, LLC	Company's filing on Form 8-K, File No. 001-12681, as filed with the SEC on June 30, 2016.

10.2	Loan Agreement dated June 24, 2016 between certain subsidiaries of Global Self Storage, Inc. and Insurance Strategy Funding IV, LLC	Company's filing on Form 8-K, File No. 001-12681, as filed with the SEC on June 30, 2016.

10.3	Promissory Note dated June 24, 2016 between certain subsidiaries of Global Self Storage, Inc. and Insurance Strategy Funding IV, LLC	Company's filing on Form 8-K, File No. 001-12681, as filed with the SEC on June 30, 2016.

Exhibit Item	Number and Description	Incorporated by Reference to	Filed Herewith

10.4	Form of Mortgage, Assignment of Leases and Rents and Security Agreement	Company's filing on Form 8-K, File No. 001-12681, as filed with the SEC on June 30, 2016.

10.5

Agreement for Sale and Purchase dated May 9, 2016 between Gray Eagle Development, LLP and a subsidiary of Global Self Storage, Inc. to acquire a storage facility located in Fishers, Indiana (“Indiana Purchase Agreement”)

Company's filing on Form 10-Q, File No. 001-12681, as filed with the SEC on August 15, 2016.

10.6	Letter Amendment dated June 22, 2016 to the Indiana Purchase Agreement	Company's filing on Form 10-Q, File No. 001-12681, as filed with the SEC on August 15, 2016.

10.7	Agreement for Sale and Purchase dated June 27, 2016 between West Robb Ave., LLC and a subsidiary of Global Self Storage, Inc. to acquire a storage facility located in Lima, Ohio	Company's filing on Form 10-Q, File No. 001-12681, as filed with the SEC on August 15, 2016.

10.8	Letter Amendment dated July 21, 2016 to the Indiana Purchase Agreement	Company's filing on Form 10-Q, File No. 001-12681, as filed with the SEC on August 15, 2016.

10.9	Letter Amendment dated August 10, 2016 to the Indiana Purchase Agreement	Company's filing on Form 10-Q, File No. 001-12681, as filed with the SEC on August 15, 2016.

10.10	Purchase Agreement by and between the Company and Tuxis, dated as of November 23, 2016	Company's filing on Form 8-K, File No. 001-12681, as filed with the SEC on November 30, 2016.

10.11+	Employment Agreement between Mark C. Winmill and the Company dated July 1, 2015	Company's filing on Form 10, File No. 001-12681, as filed with the SEC on June 30, 2015.

21.1	Subsidiaries of the Company		X

24.1	Powers of Attorney		X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

101.	Interactive Data Files[1]		X

+ Indicates management contract or compensation plan or arrangement.
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

Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: March 31, 2017	/s/ Mark C. Winmill
By: Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: March 31, 2017	/s/ Thomas O’Malley
By: Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2017	/s/ Mark C. Winmill
By: Mark C. Winmill, President and Director
(Principal Executive Officer)

Date: March 31, 2017	/s/ Thomas O’Malley
By: Thomas O’Malley, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2017	/s/ Thomas B. Winmill
By: Thomas B. Winmill, Director

Directors: Russell E. Burke III, George B. Langa, and William C. Zachary

By: /s/ John Ramirez	Date: March 31, 2017
John Ramirez
Attorney-In-Fact*

*Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

Global Self Storage, Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee of the Board of Directors

Global Self Storage, Inc.

New York, New York

We have audited the accompanying consolidated balance sheet (successor basis) of Global Self Storage, Inc. as of December 31, 2016 and the related consolidated statements (successor basis) of operations, comprehensive loss, stockholders’ equity and cash flows for the period January 19, 2016 through December 31, 2016, the statements (predecessor basis) of operations, changes in net assets, and cash flows for the period January 1, 2016 through January 18, 2016, and the statement of assets and liabilities (predecessor basis) of Global Self Storage, Inc. including the schedule of portfolio investments as of December 31, 2015 and the related statements (predecessor basis) of operations, changes in net assets, and cash flows for the year then ended. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule III. Global Self Storage, Inc.’s management is responsible for these financial statements and financial statement Schedule III. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position (successor basis) of Global Self Storage, Inc. as of December 31, 2016, and the results (successor basis) of its operations and its cash flows for the period January 19, 2016 through December 31, 2016, the results of its operations, changes in net assets, and its cash flows for the period January 1, 2016 through January 18, 2016 (predecessor basis), and the financial position (predecessor basis) of Global Self Storage, Inc. as of December 31, 2015 and the results of its operations, changes in net assets, and its cash flows for the year then ended (predecessor basis) in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania

March 30, 2017

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEET (Successor Basis)

December 31, 2016

Assets
Real estate assets, net	$55,775,068
Cash and cash equivalents	2,911,640
Restricted cash	54,054
Investments in securities	1,473,950
Accounts receivable	157,607
Prepaid expenses and other assets	265,045
Intangible assets, net	317,140
Goodwill	694,121
Total assets	$61,648,625
Liabilities and equity
Note payable	$19,374,971
Accounts payable and accrued expenses	1,723,458

Total liabilities	21,098,429
Commitments and contingencies
Equity
Common stock, $0.01 par value, 19,900,000 shares authorized; 7,619,469 issued and outstanding	76,195
Series A participating preferred stock, $0.01 par value, 100,000 shares authorized: zero shares issued and outstanding	—
Additional paid in capital	33,881,863
Accumulated comprehensive income	718,463
Retained earnings	5,873,675
Total equity	40,550,196
Total liabilities and equity	$61,648,625

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

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Successor Basis)

For the Period January 19, 2016 through December 31, 2016

Revenues
Rental income	$4,816,835
Other property related income	159,529

Total revenues	4,976,364

Expenses
Property operations	2,101,976
General and administrative	1,406,441
Depreciation and amortization	952,507
Business development and property acquisition costs	449,738

Total expenses	4,910,662

Operating income	65,702

Other income (expense)
Dividend and interest income	172,724
Realized gain on investment securities	602,428
Interest expense	(456,719)

Total other income, net	318,433

Net income	$384,135

Earnings per share - basic and diluted	$0.05

Weighted average shares outstanding - basic and diluted	7,417,320

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

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (Successor Basis)

For the Period January 19, 2016 through December 31, 2016

Net income	$384,135
Other comprehensive income (loss)
Unrealized loss on investment securities available-for-sale	(1,093,877)
Comprehensive loss	$(709,742)

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

STATEMENT OF OPERATIONS (Predecessor Basis)

Year Ended December 31, 2015

Investment Income
Dividends
Wholly owned subsidiaries	$2,600,000
Unaffiliated issuers	131,431
Total investment income	2,731,431
Expenses
Compensation and benefits	757,213
Occupancy and other office expenses	125,259
Bookkeeping and pricing	79,005
Registration	62,956
Auditing	48,140
Directors	38,505
Stockholder communications	21,992
Legal	19,600
Custodian	12,080
Insurance	11,790
Transfer agent	11,430
Other	3,798
Total expenses	1,191,768
Net investment income	1,539,663
Realized and Unrealized Gain (Loss)
Net realized gain on investments in unaffiliated issuers	903,061
Net unrealized appreciation
Wholly owned subsidiaries	3,320,002
Unaffiliated issuers	351,247
Net realized and unrealized gain	4,574,310
Net increase in net assets resulting from operations	$6,113,973

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Successor Basis)

For the Period January 19, 2016 through December 31, 2016

Net assets to allocate to stockholders' equity at January 18, 2016	$42,213,295

Common stock, par value
Allocated balance as of January 18, 2016; 7,416,766 shares, $0.01 par value (Predecessor Basis)	74,168
Restricted stock issued in conjunction with acquisitions; 202,703 shares, $0.01 par value	2,027
Balance as of December 31, 2016 (7,619,469 shares, $0.01 par value)	76,195

Paid in capital
Allocated balance as of January 18, 2016 (Predecessor Basis)	32,908,888
Restricted stock issued in conjunction with acquisitions; 202,703 shares, $0.01 par value	972,975
Balance as of December 31, 2016	33,881,863

Accumulated other comprehensive income
Unrealized gain on available-for-sale securities as of January 18, 2016 (Predecessor Basis)	1,812,340
Unrealized loss on available-for-sale securities	(1,093,877)
Balance as of December 31, 2016	718,463

Retained earnings
Allocated balance as of January 18, 2016 (Predecessor Basis)	9,230,239
Reclassification of unrealized gain on available for sale securities (Predecessor Basis)	(1,812,340)
Transitional adjustment for net unrealized gain of wholly owned subsidiaries (Predecessor Basis)	(6,875,000)
Adjustment of wholly owned subsidiaries on the effective date of the change in status	7,967,086
Combined accumulated deficit of wholly owned subsidiaries prior to the change in status	(1,092,086)
Net income	384,135
Dividends	(1,928,359)
Balance as of December 31, 2016	5,873,675

Total stockholders' equity as of December 31, 2016	$40,550,196

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

STATEMENTS OF CHANGES IN NET ASSETS (Predecessor Basis)

	For the Period	Year Ended
	January 1, 2016 to	December 31,
	January 18, 2016	2015
Operations
Net investment income (loss)	$(50,622)	$1,539,663
Net realized gain	—	903,061
Unrealized appreciation (depreciation)	(22,605)	3,671,249
Net increase (decrease) in net assets resulting from operations	(73,227)	6,113,973
Distributions to Stockholders
Net investment income	—	(848,415)
Net realized gains	—	(903,061)
Return of capital	—	(176,883)
Total distributions	—	(1,928,359)
Total increase (decrease) in net assets	(73,227)	4,185,614
Net Assets
Beginning of period	42,286,522	38,100,908
End of period	$42,213,295	$42,286,522

End of period net assets include undistributed net investment income	$542,899	$593,521

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Successor Basis)

For the Period January 19, 2016 through December 31, 2016

Cash flows from operating activities
Net income	$384,135
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	952,507
Amortization of loan procurement costs	21,217
Cash from wholly owned subsidiaries consolidated upon change of status	464,586
Realized gain from sale of investment securities	(602,428)
Changes in operating assets and liabilities:
Restricted cash	(54,054)
Accounts receivable	15,416
Prepaid expenses and other assets	(47,295)
Accounts payable and accrued expenses	174,196
Net cash provided by operating activities	1,308,280
Cash flows from investing activities
Acquisition of self storage facilities	(18,924,998)
Proceeds from sale of investments	5,724,686
Construction	(2,470,685)
Improvements and equipment additions	(180,801)
Net cash used in investing activities	(15,851,798)
Cash flows from financing activities
Proceeds from note payable, net	19,353,754
Dividends paid	(1,928,359)
Net cash provided by financing activities	17,425,395
Net increase in cash and cash equivalents	2,881,877
Cash and cash equivalents, January 18, 2016	29,763
Cash and cash equivalents, December 31, 2016	$2,911,640
Supplemental schedule of cash flow information
Interest paid	$435,502
Supplemental schedule of noncash investing and financing activities
Acquisitions of real estate assets:
Real estate assets, net	$1,875,002
Accounts payable and accrued expenses	(900,000)
Common stock and paid in capital	(975,002)

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

GLOBAL SELF STORAGE, INC.

STATEMENT OF CASH FLOWS (Predecessor Basis)

Year Ended December 31, 2015

Cash Flows From Operating Activities
Net increase in net assets resulting from operations	$6,113,973
Adjustments to reconcile increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Unrealized appreciation of investments	(3,671,249)
Net realized gain on sales of investment securities	(903,061)
Capital invested in wholly owned subsidiaries	(474,573)
Proceeds from sales of investment securities	933,999
Net purchases of short term investments	(105,144)
Decrease in due from subsidiaries	3,372
Increase in dividends receivable	(1,201)
Increase in other assets	(2,125)
Increase in accounts payable and accrued expenses	13,802
Increase in due to affiliates	20,575
Net cash provided by operating activities	1,928,368
Cash Flows from Financing Activities
Cash distributions paid	(1,928,359)
Net cash used in financing activities	(1,928,359)
Net change in cash	9
Cash
Beginning of period, December 31, 2014	29,754
End of period, December 31, 2015	$29,763

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

GLOBAL SELF STORAGE, INC.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

Global Self Storage, Inc. (the “Company”) is a self-administered and self-managed REIT, formed as a Maryland corporation and is focused on the ownership, operation, acquisition, development and redevelopment of self storage facilities (“stores”). The Company’s stores are located in the Northeast, Mid-Atlantic and Mid-West regions of the United States. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. Accordingly, effective January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration to a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) from an investment company under the 1940 Act, and listed its common stock on the Nasdaq Capital Market (“NASDAQ”) under the symbol “SELF”.

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “IRC”). To the extent the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its stockholders.

The Company invests in self storage facilities by acquiring stores through its wholly owned subsidiaries. At December 31, 2016, the Company owned and operated 11 stores. The Company operates primarily in one segment:  rental operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company financial statements for the period subsequent to the deregistration are prepared on a consolidated basis to include the financial position, results of operations, and cash flows of the Company and its wholly-owned subsidiaries, rather than by the investment company fair valuation approach. This change in status and the concomitant accounting policies affect the comparability of the financial statements for directly presenting corresponding items for 2016 and 2015. As such, for the year ended December 31, 2016, the consolidated statements of operations and cash flows have been presented on the Predecessor Basis of accounting as an investment company from January 1, 2016 through January 18, 2016, and on the current basis of accounting as a REIT from January 19, 2016 through December 31, 2016. Similarly, separate statements of operations and cash flows are presented on the Predecessor Basis of accounting as an investment company for the periods ended December 31, 2015. The consolidated balance sheet at December 31, 2016 has been presented on the successor basis of accounting as a REIT and at December 31, 2015 the statement of assets and liabilities has been presented on the Predecessor Basis of accounting as an investment company.

The consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with GAAP and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The statement of assets and liabilities as of December 31, 2015 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form N-CSR for the year ended December 31, 2015, as filed with the SEC.

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

Prior to January 19, 2016, gains and losses from the changes in fair value of investment securities were recorded in the Statement of Operations.

Real Estate Assets

Real estate assets are carried at the appreciated value as of January 19, 2016, the effective date of the change in status. Purchases subsequent to the effective date of the change in status are carried at cost, less accumulated depreciation. Direct and allowable internal costs associated with the development, construction, renovation, and improvement of real estate assets are capitalized. Property taxes and other costs associated with development incurred during the construction period are capitalized. The construction period begins when expenditures for the real estate assets have been made and activities that are necessary to prepare the asset for its intended use are in progress. The construction period ends when the asset is substantially complete and ready for its intended use.

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

Revenue and Expense Recognition

Revenues from stores, which are primarily composed of rental income earned pursuant to month-to-month leases for storage space, as well as associated late charges and administrative fees, are recognized as earned. Promotional discounts reduce rental income over the promotional period. Ancillary revenues from sales of merchandise and tenant insurance and other income are recognized when earned.

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

Evaluation of Asset Impairment

The Company evaluates its real estate assets, intangible assets consisting of in-place lease, and goodwill for impairment annually.  If there are indicators of impairment and we determine that the asset is not recoverable from future undiscounted cash flows to be received through the asset’s remaining life (or, if earlier, the expected disposal date), we record an impairment charge to the extent the carrying amount exceeds the asset’s estimated fair value or net proceeds from expected disposal.

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

In August, 2014, the FASB issued new accounting guidance which is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern for a period of one year after the date that the financial statements are issued. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.  Early adoption is permitted.  The Company anticipates no impact upon adoption of the new accounting guidance on its consolidated financial statements.

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

3. CHANGE IN STATUS

Prior to the January 19, 2016 change in status as a registered investment company, the Company recorded its investment in the self storage facilities at fair value and recorded the changes in the fair value as an unrealized gain or loss. Upon the effective date of the deregistration of the Company as a registered investment company, the fair value accounting as a registered investment company was no longer applicable to the Company, rather the Company began presenting on a consolidated basis, the underlying assets and liabilities of the self storage facilities. The Company’s initial carrying value of the net assets of the self storage properties was the fair value on the effective date of the change in status determined as follows:

Fair value of self storage properties on the effective date of the change in status		$34,624,573
Total net assets of the combined self storage properties
Property plant and equipment - self storage	$26,388,167
Cash and cash equivalents	464,585
Accounts receivable	87,103
Prepaid expenses and other assets	206,146
Accounts payable and accrued expenses	(488,514)	26,657,487
Increase to the initial carrying value of the net assets of the self storage properties on the effective date of the change in status		$7,967,086

4. INVESTMENTS IN SECURITIES

Investments in securities as of December 31, 2016, consisted of the following:

		Gross Unrealized
	Cost Basis	Gains	Losses	Value
Investment securities, available-for-sale
Common stocks	$755,487	$718,463	$—	$1,473,950

Total investment in securities	$755,487	$718,463	$—	$1,473,950

During the year ended December 31, 2016, the Company recorded realized gains from the sale of available-for-sale securities of $602,428. Proceeds from the sale of those securities was $2,294,796.

5. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows:

Buildings, improvements, and equipment, at cost:
Beginning balance	$30,795,900
Acquisition of self storage facilities	17,612,576
Newly developed facilities opened for operation	2,567,424
Improvements and equipment additions	180,801
Ending balance	51,156,701

Land
Beginning balance	3,413,814
Acquisition of self storage facilities	2,080,000
Ending balance	5,493,814

Accumulated depreciation:
Beginning balance	—
Depreciation expense	(875,447)
Ending balance	(875,447)

Construction in progress:
Beginning balance	145,539
Current development	2,470,685
Newly developed facilities opened for operation	(2,567,424)
Transfer to prepaid expenses and other assets	(48,800)
Ending balance	—

Total real estate facilities at December 31, 2016	$55,775,068

The real estate assets as of December 31, 2016 have been adjusted to reflect the appreciated fair value of the self storage facilities as of the date of the change in status from an investment company.

During 2016, the Company completed the construction to expand its Bolingbrook, IL store. The new development adds approximately 44,260 leasable square feet of climate-controlled and traditional storage units, for an aggregate cost of approximately $2,600,000.

6. ACQUISITIONS

The following table shows the Company’s acquisitions of operating stores for the year ended December 31, 2016, and does not include purchases of construction or improvements made to existing assets:

			Consideration Paid
	Number of	Date of			Common Stock	Contingent
Property Location	Stores	Acquisition	Total	Cash Paid	Issued	Consideration
Ohio	1	8/29/2016	$5,300,000	$5,300,000	$—	$—
Indiana	1	9/26/2016	7,700,000	7,700,000	—	—
New York/ Connecticut	2	12/30/2016	7,800,000	5,924,998	975,002	900,000
Totals	4		$20,800,000	$18,924,998	$975,002	$900,000

During the year ended December 31, 2016, the Company acquired 4 stores, including 2 stores from Tuxis Corporation (“Tuxis”), an affiliate of the Company, for an aggregate purchase price of $20,800,000. Approximately $1,100,000 of the purchase price was allocated to intangible assets. There were no acquisitions during the fiscal year 2015. The estimated life of in-place leases was 12 months and the amortization expense that was recorded during the year ended December 31, 2016 was $77,060. The Company expensed professional fees/closing costs of $449,738 in connection with these acquisitions.

The additional $900,000 cash payment to Tuxis is contingent upon the New York store receiving local permission to expand the existing store and the commencement of construction.

The following table summarizes the revenues and earnings related to the 4 stores acquired during 2016 since their acquisition dates, which are included in the Company’s consolidated statements of operations for the year ended December 31, 2016. There were no acquisitions during 2015.

Year Ended
December 31, 2016
Total revenue	$433,054
Net income	75,883

Pro Forma Financial Information

During the year ended December 31, 2016, the Company acquired 4 operating stores. The following pro forma financial information includes all 4 stores acquired and reflects adjustments to the Company’s historical financial data to give effect to each of the acquisitions that occurred during 2016 as if each had occurred as of January 19, 2016 to December 31, 2016. Pro forma financial information has not been provided for 2015and for the period January 1, 2016 to January 18, 2016, since the Company was an investment company and applied the accounting guidance in ASC 946. The unaudited pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

For the Period
January 19, 2016
to
December 31, 2016
Pro forma revenue	$6,881,146
Pro forma net income	$1,116,895
Basic and diluted per share net income - as reported	$0.05
Basic and diluted per share net income - pro forma	$0.15

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2016 and December 31, 2015:

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Investment in securities	$1,473,950	$—	$—	$1,473,950
Total assets at fair value	$1,473,950	$—	$—	$1,473,950

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Investments, at value
Wholly owned subsidiaries
Self storage facilities	$—	$—	$34,600,000	$34,600,000
Other	—	—	24,573	24,573
Common stocks	3,106,050	—	—	3,106,050
Preferred stocks	1,176,750	—	—	1,176,750
Other	—	—	—	—
Short term investments	3,526,337	—	—	3,526,337
Total assets at fair value	$7,809,137	$—	$34,624,573	$42,433,710

The following is a reconciliation of level 3 assets:

Wholly Owned Subsidiaries
Balance at December 31, 2015	$34,624,573
Transfer out of level 3 effective change in status	(34,624,573)
Balance at December 31, 2016	$-

There were no assets transferred from level 1 to level 2 as of December 31, 2016 or December 31, 2015. The Company did not have any assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of December 31, 2016 or December 31, 2015.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their respective carrying values as of December 31, 2016. The aggregate carrying value of the Company’s debt was $20,000,000 as of December 31, 2016. The estimated fair value of the Company’s debt was $20,000,000 as of December 31, 2016. This estimate was based on market interest rates for comparable obligations. Rates take into consideration general market conditions and maturity. The Company’s debt is classified as level 2 of the fair value hierarchy.

8. NOTE PAYABLE

On June 24, 2016, certain wholly owned subsidiaries (the “Secured Subsidiaries”) of the Company entered into a loan agreement (the “Loan Agreement”) borrowing the principal amount of $20 million pursuant to a promissory note (the “Promissory Note”). The Promissory Note bears an interest rate equal to 4.192% per annum (effective interest rate 4.40%) and is due to mature on July 1, 2036. Pursuant to a security agreement (the “Security

Agreement”), the obligations under the Loan Agreement are secured by certain real estate assets owned by the Secured Subsidiaries.

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

As of December 31, 2016, the Company’s note payable is summarized as follows:

Note Payable	Carrying Value
Principal balance outstanding	$20,000,000
Less: Loan procurement costs, net	(625,029)
Total note payable, net	$19,374,971

As of December 31, 2016, the note payable was secured by certain of its self storage facilities with an aggregate net book value of approximately $36.3 million. The note payable pays interest only from August 1, 2016 through June 30, 2018. The following table represents the future principal payment requirements on the note payable as of December 31, 2016:

2017	$—
2018	228,987
2019	472,600
2020	492,797
2021	513,857
2022 and thereafter	18,291,759
Total principal payments	20,000,000
Less: Loan procurement costs, net	(625,029)
Total note payable	$19,374,971

9. INVESTMENTS IN WHOLLY OWNED SUBSIDIARIES

The following summary sets forth the Company’s membership equity ownership including membership equity capital additions and reductions, cash dividends received by the Company, and the value of each unconsolidated wholly owned subsidiary, predecessor basis, in aggregate as recorded in the schedule of portfolio investments as of and for the year ended December 31, 2015.

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

The following table sets forth unaudited summarized information as to assets, liabilities, and selected operating information for the unconsolidated wholly subsidiaries in aggregate as of and for the year ended December 31, 2015:

Dollars in thousands
OPERATING DATA
Year ended December 31, 2015
Rental revenues	$4,439
Costs of operations	1,801
Income from operations	$2,638
Depreciation and amortization	$636
Net income	$1,950

BALANCE SHEET DATA
December 31, 2015
Real estate assets, net	$26,428
Total assets	$26,965
Total liabilities	$403

10. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share:

Net income	$384,135
Basic and diluted weighted average common shares outstanding	7,417,320
Basic and diluted per share net income	$0.05

11. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and directors of Winmill & Co. Incorporated (“Winco”), Bexil, Tuxis, and their affiliates (collectively with the Company, the “Affiliates”). As of December 31, 2016, certain of the Affiliates owned approximately 5% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the IRC and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. Rent expense of concurrently used office space and overhead expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the IRC.    The aggregate rent and overhead accrued and paid by the Company to Winco for the years ended December 31, 2016 and 2015 was $69,599 and $62,403, respectively. The Company had reimbursements payable to MMC and Winco for compensation and benefits and rent and overhead of $2,933 and $64,649 as of December 31, 2016 and 2015, respectively.

The Company provides a maximum monthly automobile allowance of $1,000 per month to its President, Mark C. Winmill. To the extent that the monthly maximum payment under the Company’s automobile lease exceeds the monthly allowance, Mr. Winmill must reimburse the Company for the excess amount. In this regard, Mr. Winmill has reimbursed the Company $1,878 for each of the years ended December 31, 2016 and 2015, respectively.

The Company leased office space from Tuxis under a rental agreement through December 30, 2016. For the years ended December 31, 2016 and 2015, the total rent paid by the Company to Tuxis was $12,000 and $14,000 respectively.

On December 30, 2016, the Company leased office space to Tuxis under a rental agreement. The terms of occupancy are month to month and automatically renew unless terminated by either party on ten days’ written notice. The monthly rental charges are $1,000 per month due and payable on the first day of each month.

12. CAPITAL STOCK

The Company is authorized to issue 19,900,000 shares of $0.01 par value common stock. The Company also has 100,000 shares of Series A participating preferred stock, $0.01 par value, authorized, of which none has been issued.

On December 30, 2016 (the “Closing Date”), the Company issued 202,703 shares of common stock valued at   $975,002 to Tuxis in conjunction with the Tuxis Subsidiaries acquisition. The common stock issued is unregistered and therefore subject to certain restrictions. The Company and Tuxis have entered into a Registration Rights Agreement, which permits Tuxis to request the registration of the Company’s unregistered common stock.

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

The Company leases an automobile under a lease expiring on January 3, 2020. The future minimum lease payments under the lease in aggregate are $45,684 comprised of annual payments of $15,288 in each of the years ending December 31, 2017, 2018, and 2019, respectively.

GLOBAL SELF STORAGE, INC.

SCHEDUEL III

REAL ESTATE AND RELATED DEPRECIATION

December 31, 2016

				Initial cost			Gross Carrying Amount at December 31, 2016
Description	Square Footage		Encumbrances	Land	Buildings & Improvements	Costs Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Year Acquired
Clinton, CT	31,059			$356,040	$3,108,285	$—	$356,040	$3,108,285	$3,464,325	$211	2016
Bolingbrook, IL	110,600		(A)	633,914	5,491,409	2,422,760	633,914	7,914,169	8,548,083	178,620	2013
Dolton, IL	86,725		(A)	614,413	5,227,313	9,611	614,413	5,236,924	5,851,337	141,594	2013
McCordsville, IN	81,471			770,000	6,776,000	14,573	770,000	6,790,573	7,560,573	44,703	2016
Merrillville, IN	71,720		(A)	597,229	6,104,011	94,605	597,229	5,198,616	5,795,845	133,910	2013
Millbrook, NY	13,391	(1)		313,950	2,723,468	—	313,950	2,723,468	3,037,418	184	2016
Millbrook, NY	1,875	(2)		110,010	177,427	—	110,010	177,427	287,437	60	2016
Rochester, NY	68,017		(A)	571,583	5,227,630	—	571,583	5,227,630	5,799,213	102,071	2012
Lima, OH	97,801			530,000	4,664,000	28,898	530,000	4,692,898	5,222,898	39,867	2016
Sadsburyville, PA	79,004		(A)	462,749	5,146,679	—	462,749	5,146,579	5,609,328	133,153	2012
Summerville, SC	72,700	(3)	(A)	345,160	2,989,159	5,475	345,160	2,994,634	3,339,794	63,506	2013
Summerville, SC	41,608	(4)	(A)	188,766	1,493,814	14,725	188,766	1,620,130	1,808,896	35,108	2013
	755,971			$5,493,814	$49,129,195	$2,590,647	$5,493,814	$50,831,333	$56,325,147	$872,987

(A)	This store is part of the Loan Agreement with at balance of $19,374,971 as of December 31, 2016.
(1)	Tuxis Self Storage I LLC.
(2)	Tuxis Real Estate II LLC, an adjacent property to Tuxis Self Storage I LLC.
(3)	SSG Summerville I LLC.
(4)	SSG Summerville II LLC.

Activity in storage properties during the period January 19, 2016 to December 31, 2016 was as follows:

Storage properties *
Balance at beginning of period	$34,355,253.00
Acquisitions and improvements	22,295,262
Balance at end of period	$56,650,515

Accumulated depreciation
Balance at beginning of period	$—
Depreciation expense	(875,447)
Balance at end of period	$(875,447)
Storage properties, net	$55,775,068

*	These amounts include equipment that is housed at the Company's stores which is excluded from Schedule III above.