Form 10-Q
period 2017-03-31
Global Self Storage, Inc.
filed 2017-05-15
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer		(Do not check if a smaller reporting company)	☐
		Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2017, was 7,619,469.

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

•	risk of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with challenges to intercompany transactions with our taxable REIT subsidiaries;
•	changes in federal or state tax laws related to the taxation of REITs, which could impact our status as a REIT;
•	security breaches or a failure of our networks, systems or technology could adversely impact our business, customer and employee relationships;
•	our ability to obtain and maintain financing arrangements on favorable terms;
•	market trends in our industry, interest rates, the debt and lending markets or the general economy;
•	the timing of acquisitions and our ability to execute on our acquisition pipeline;
•	general volatility of the securities markets in which we participate;
•	changes in the value of our assets;
•	changes in interest rates and the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	our ability to continue to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;
•	availability of qualified personnel;
•	estimates relating to our ability to make distributions to our stockholders in the future; and
•	economic uncertainty due to the impact of terrorism or war.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Real estate assets, net	$55,546,274	$55,775,068
Cash and cash equivalents	2,902,048	2,911,640
Restricted cash	51,250	54,054
Investments in securities	1,428,287	1,473,950
Accounts receivable	93,136	157,607
Prepaid expenses and other assets	235,340	265,045
Intangible assets, net	218,590	317,140
Goodwill	694,121	694,121
Total assets	$61,169,046	$61,648,625
Liabilities and equity
Note payable	$19,385,580	$19,374,971
Accounts payable and accrued expenses	1,788,465	1,723,458

Total liabilities	21,174,045	21,098,429
Commitments and contingencies
Equity
Common stock, $0.01 par value, 19,900,000 shares authorized; 7,619,469 and 7,619,469 issued and outstanding at March 31, 2017 and December 31, 20016, respectively	76,195	76,195
Series A participating preferred stock, $0.01 par value, 100,000 shares authorized: zero shares issued and outstanding	—	—
Additional paid in capital	33,881,863	33,881,863
Accumulated comprehensive income	672,800	718,463
Retained earnings	5,364,143	5,873,675
Total equity	39,995,001	40,550,196
Total liabilities and equity	$61,169,046	$61,648,625

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Successor Basis)

(Unaudited)

	Three	For the Period
	Months	January 19, 2016
	Ended	through
	March 31, 2017	March 31, 2016
Revenues
Rental income	$1,696,998	$893,936
Other property related income	52,628	31,292

Total revenues	1,749,626	925,228

Expenses
Property operations	689,484	434,797
General and administrative	410,555	311,481
Depreciation and amortization	449,234	169,967
Business development and property acquisition costs	5,832	—

Total expenses	1,555,105	916,245

Operating income	194,521	8,983

Other income (expense)
Dividend and interest income	11,422	40,138
Interest expense	(220,209)	—

Total other income (expense), net	(208,787)	40,138

Net income (loss)	$(14,266)	$49,121

Earnings per share - basic and diluted	$(0.00)	$0.01

Weighted average shares outstanding - basic and diluted	7,619,469	7,416,766

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

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Successor Basis)

(Unaudited)

	Three	For the Period
	Months	January 19, 2016
	Ended	through
	March 31, 2017	March 31, 2016
Net income (loss)	$(14,266)	$49,121
Other comprehensive income (loss)
Unrealized gain (loss) on investment securities available-for-sale	(45,663)	290,616
Comprehensive income (loss)	$(59,929)	$339,737

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated Other		Total
	Common Stock		Paid in	Comprehensive	Retained	Stockholders'
	Shares	Par Value	Capital	Income	Earnings	Equity
Balances at December 31, 2016	7,619,469	$76,195	$33,881,863	$718,463	$5,873,675	$40,550,196
Unrealized loss on available-for-sale securities	—	—	—	(45,663)	—	(45,663)
Net loss	—	—	—	—	(14,266)	(14,266)
Dividends	—	—	—	—	(495,266)	(495,266)
Balances at March 31, 2017	7,619,469	$76,195	$33,881,863	$672,800	$5,364,143	$39,995,001

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Successor Basis)
(Unaudited)

	Three	For the Period
	Months	January 19, 2016
	Ended	through
	March 31, 2017	March 31, 2016
Cash flows from operating activities
Net income (loss)	$(14,266)	$49,121
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	449,234	201,369
Amortization of loan procurement costs	10,609	—
Combined results of operations of wholly owned subsidiaries prior to the change in status	—	15,816
Cash from wholly owned subsidiaries consolidated upon change of status	—	298,003
Changes in operating assets and liabilities:
Restricted cash	2,804	—
Accounts receivable	64,471	12,389
Prepaid expenses and other assets	29,705	(32,194)
Accounts payable and accrued expenses	65,007	(41,282)
Net cash provided by operating activities	607,564	503,222
Cash flows from investing activities
Proceeds from sale of investments	—	3,526,337
Construction	—	(229,793)
Improvements and equipment additions	(121,890)	(8,623)
Net cash (used in) provided by investing activities	(121,890)	3,287,921
Cash flows from financing activities
Dividends paid	(495,266)	(482,090)
Net cash provided by financing activities	(495,266)	(482,090)
Net (decrease) increase in cash and cash equivalents	(9,592)	3,309,053
Cash and cash equivalents, beginning of period	2,911,640	29,763
Cash and cash equivalents, end of period	$2,902,048	$3,338,816
Supplemental schedule of cash flow information
Interest paid	$209,600	$—

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

The Company invests in self storage facilities by acquiring stores through its wholly owned subsidiaries. At March 31, 2017, the Company owned and operated 11 stores. The Company operates primarily in one segment:  rental operations.

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

The Company financial statements for the period subsequent to the deregistration are prepared on a consolidated basis to include the financial position, results of operations, and cash flows of the Company and its wholly-owned subsidiaries, rather than by the investment company fair valuation approach. This change in status and the concomitant accounting policies affect the comparability of the financial statements for directly presenting corresponding items for 2017 and 2016. As such, the consolidated statements of operations and cash flows have been presented on the Predecessor Basis of accounting as an investment company from January 1, 2016 through January 18, 2016, and on the current basis of accounting as an operating company from January 19, 2016 through March 31, 2016.

The accompanying unaudited condensed consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with GAAP for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016. All material intercompany balances and transactions have been eliminated in consolidation. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.

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

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company has reviewed its tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on federal, state, and local income tax returns for open tax years (2014 – 2016), or is expected to be taken in the Company’s 2017 tax returns.

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

Real Estate Assets

Real estate assets are carried at the appreciated value as of January 19, 2016, the effective date of the change in status to an operating company. Purchases subsequent to the effective date of the change in status are carried at cost, less accumulated depreciation. Direct and allowable internal costs associated with the development, construction, renovation, and improvement of real estate assets are capitalized. Property taxes and other costs associated with development incurred during a construction period are capitalized. A construction period begins when expenditures for a real estate asset have been made and activities that are necessary to prepare the asset for its intended use are in progress. A construction period ends when an asset is substantially complete and ready for its intended use.

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

Evaluation of Asset Impairment

The Company evaluates its real estate assets, intangible assets consisting of in-place leases, and goodwill for impairment annually.  If there are indicators of impairment and we determine that an asset is not recoverable from future undiscounted cash flows to be received through the asset’s remaining life (or, if earlier, the expected disposal date), we record an impairment charge to the extent the carrying amount exceeds the asset’s estimated fair value or net proceeds from expected disposal.

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

Recently Issued Accounting Standards

In February 2017, as part of the new revenue standard, the FASB issued ASU No. 2017-05 – Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance, which focuses on recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. Specifically, the new guidance defines “in substance nonfinancial asset”, unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. The new guidance is effective at the same time an entity adopts the new revenue standard. Upon adoption, the Company expects that the majority of its sale transactions will be treated as dispositions of nonfinancial assets rather than dispositions of a business given the FASB’s recently revised definition of a business (see ASU No. 2017-01 below). Additionally, in partial sale transactions where the Company sells a controlling interest in real estate but retains a noncontrolling interest, the Company will now fully recognize a gain or loss on the fair value measurement of the retained interest as the new guidance eliminates the partial profit recognition model.

In January 2017, the FASB issued ASU 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to include an input and a substantive process that together significantly contribute to the ability to create outputs. A framework is provided to evaluate when an input and a substantive process are present.  The new guidance also narrows the definition of outputs, which are defined as the results of inputs and substantive processes that provide goods or services to customers, other revenue, or investment income. The standard is effective on January 1, 2018, however early adoption is permitted. Upon adoption of the new guidance, the Company expects that the majority of future property acquisitions will now be considered asset acquisitions, resulting in the capitalization of acquisition related costs incurred in connection with these transactions and the allocation of purchase price and acquisition related costs to the assets acquired based on their relative fair values.

In November 2016, the FASB issued ASU No. 2016-18 - Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new guidance also requires entities to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The standard is effective on January 1, 2018, however early adoption is permitted. The standard requires the use of the retrospective transition method. The Company is in the process of evaluating the impact of this new guidance.

In August 2016, the FASB issued ASU No. 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The eight items that the ASU provides classification guidance on include (1) debt prepayment and extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. The standard is effective on January 1, 2018, however early adoption is permitted. The standard requires the use of the retrospective transition method. The Company is in the process of evaluating the impact of this new guidance.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. The standard is effective on January 1, 2017, however early adoption is permitted.  The adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations as the Company does not have a stock compensation plan.

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

3. CHANGE IN STATUS

Prior to the January 19, 2016 change in status from a registered investment company to an operating company, the Company recorded its investment in the self storage facilities at fair value and recorded the changes in the fair value as an unrealized gain or loss. Upon the effective date of the deregistration of the Company as a registered investment company, the fair value accounting as a registered investment company was no longer applicable to the Company, rather the Company began presenting on a consolidated basis, the underlying assets and liabilities of the self storage facilities. The Company’s initial carrying value of the net assets of the self storage properties is the fair value on the effective date of the change in status determined as follows:

Fair value of self storage properties on the effective date of the change in status		$34,624,573
Total net assets of the combined self storage properties
Property plant and equipment - self storage	$26,388,167
Cash and cash equivalents	464,585
Accounts receivable	87,103
Prepaid expenses and other assets	206,146
Accounts payable and accrued expenses	(488,514)	26,657,487
Increase to the initial carrying value of the net assets of the self storage properties on the effective date of the change in status		$7,967,086

4. INVESTMENTS IN SECURITIES

Investments in securities as of March 31, 2017 consisted of the following:

		Gross Unrealized
	Cost Basis	Gains	Losses	Value
Investment securities, available-for-sale
Common and preferred stocks	$755,487	$672,800	$—	$1,428,287

Total investment in securities	$755,487	$672,800	$—	$1,428,287

5. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows:

Self storage facilities, at cost:
Beginning balance	$51,156,701
Improvements and equipment additions	121,890
Ending balance	51,278,591

Land
Beginning balance	5,493,814
Ending balance	5,493,814

Accumulated depreciation:
Beginning balance	(875,447)
Depreciation expense	(350,684)
Ending balance	(1,226,131)

Total real estate assets at March 31, 2017	$55,546,274

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2017:

	Level 1	Level 2	Level 3	Total
Assets
Investment in securities	$1,428,287	$—	$—	$1,428,287
Total assets at fair value	$1,428,287	$—	$—	$1,428,287

There were no assets transferred from level 1 to level 2 as of March 31, 2017. The Company did not have any assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of March 31, 2017.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their respective carrying values as of March 31, 2017. The aggregate carrying value of the Company’s debt was $20,000,000 as of March 31, 2017. The estimated fair value of the Company’s debt was $20,000,000 as of March 31, 2017. This estimate was based on market interest rates for comparable obligations. Rates take into consideration general market conditions and maturity. The Company’s debt is classified as level 2 of the fair value hierarchy.

7. NOTE PAYABLE

On June 24, 2016, certain wholly-owned subsidiaries (“Secured Subsidiaries”) of the Company entered into a loan agreement and certain other related agreements (collectively, the “Loan Agreement”) between the Secured Subsidiaries and Insurance Strategy Funding IV, LLC (the “Lender”). Under the Loan Agreement, the Secured Subsidiaries are borrowing from the Lender in the principal amount of $20 million pursuant to a promissory note (the “Promissory Note”). The Promissory Note bears an interest rate equal to 4.192% per annum (effective interest rate 4.40%) and is due to mature on July 1, 2036. Pursuant to a security agreement (the “Security Agreement”), the obligations under the Loan Agreement are secured by certain real estate assets owned by the Secured Subsidiaries.

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

As of March 31, 2017, the Company’s note payable is summarized as follows:

Note Payable	Carrying Value
Principal balance outstanding	$20,000,000
Less: Loan procurement costs, net	(614,420)
Total note payable, net	$19,385,580

As of March 31, 2017, the note payable was secured by certain of its self storage facilities with an aggregate net book value of approximately $ 34.3 million. The note payable pays interest only from August 1, 2016 through June 30, 2018. The following table represents the future principal payment requirements on the note payable as of March 31, 2017:

2017	$—
2018	228,987
2019	472,600
2020	492,797
2021	513,857
2022 and thereafter	18,291,759
Total principal payments	20,000,000
Less: Loan procurement costs, net	(614,420)
Total note payable	$19,385,580

8. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share:

	Three	For the Period
	Months	January 19, 2016
	Ended	through
	March 31, 2017	March 31, 2016
Net income (loss)	$(14,266)	$49,121
Basic and diluted weighted average common shares outstanding	7,619,469	7,416,766
Basic and diluted per share net loss	$(0.00)	$0.01

Common stock dividends, including amounts paid to the Company’s restricted common stockholder, totaled $495,266 ($0.065 per share) and $482,090 ($0.065 per share) for the three months ended March 31, 2017 and 2016, respectively.

9. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation (“Tuxis”), and their affiliates (collectively with the Company, the “Affiliates”). As of March 31, 2017, certain of the Affiliates owned approximately 5% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the IRC and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. Rent expense of concurrently used office space and overhead expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the IRC.    The aggregate rent and overhead accrued and paid by the Company to Winco for the three months ended March 31, 2017 was $16,529. As of March 31, 2017, the Company had reimbursements payable to MMC and Winco for compensation and benefits and rent and overhead of $5,885.

The Company provides a maximum monthly automobile allowance of $1,000 per month to its President, Mark C. Winmill. To the extent that the monthly maximum payment under the Company’s automobile lease exceeds the monthly allowance, Mr. Winmill must reimburse the Company for the excess amount. In this regard, Mr. Winmill has reimbursed the Company $3,228 for the automobile payments paid and due in 2017.

The Company leases office space to Tuxis under a rental agreement. The terms of occupancy are month to month and automatically renew unless terminated by either party on ten days’ written notice. The monthly rental charges are $1,000 per month due and payable on the first day of each month. For the three months ended March 31, 2017, the total rent paid by Tuxis to the Company was $3,000.

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

The Company leases an automobile under a lease expiring on January 3, 2020. The future minimum lease payments under the lease in aggregate are $45,684 comprised of annual payments of $15,288 for the years ending December 31, 2017, 2018 and 2019, respectively.

Upon the satisfaction of certain conditions described in the 2016 Purchase Agreement with Tuxis, in connection with expanding the Company’s Millbrook, New York store, an additional $900,000 cash payment is due to Tuxis from the Company. On May 2, 2017, the Company received approval from the local municipality for the expansion project and, upon commencement of construction, the additional cash payment is expected to be made by the Company to Tuxis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our unaudited “Condensed Consolidated Financial Statements” and the “Notes to Condensed Consolidated Financial Statements (unaudited)” appearing elsewhere in this report. We make statements in this section that may be forward looking statements within the meaning of the federal securities laws. For a complete discussion of forward looking statements, see the section in this report entitled “Statement on Forward Looking Information.” References to the “Company,” “we,” “us,” or “our company” refer to Global Self Storage, Inc., a Maryland corporation, including, as the context requires, its direct and indirect subsidiaries.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. There are areas in which our judgment in selecting among available alternatives would not produce a materially different result, but there are some areas in which our judgment in selecting among available alternatives would produce a materially different result. See the notes to the unaudited condensed consolidated financial statements that contain additional information regarding our critical accounting policies and other disclosures.

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

Financial Condition and Results of Operations

On June 24, 2016, certain wholly owned subsidiaries (“Secured Subsidiaries”) of the Company entered into a loan agreement and certain other related agreements (collectively, the “Loan Agreement”) between the Secured Subsidiaries and Insurance Strategy Funding IV, LLC (the “Lender”). Under the Loan Agreement, the Secured Subsidiaries are borrowing from the Lender in the principal amount of $20 million pursuant to a promissory note (the “Promissory Note”). The Promissory Note bears an interest rate equal to 4.192% per annum and is due to mature on July 1, 2036. Pursuant to a security agreement (the “Security Agreement”), the obligations under the Loan Agreement are secured by certain real estate assets owned by the Secured Subsidiaries. J.P. Morgan Investment Management, Inc. acted as Special Purpose Vehicle Agent of the Lender. The Company entered into a non-recourse guaranty on June 24, 2016 (the “Guaranty,” and together with the Loan Agreement, the Promissory Note and the Security Agreement, the “Loan Documents”) to guarantee the payment to Lender of certain obligations of the Secured Subsidiaries under the Loan Agreement. The Loan Documents require the Secured Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Lender may accelerate amounts outstanding under the Loan Documents upon the occurrence of an Event of Default (as defined in the Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. The Company and the Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Loan Documents. There is no material relationship between the Company, its Secured Subsidiaries, or its affiliates and the Lender, other than in respect of the Loan Documents. The foregoing description is qualified in its entirety by the full terms and conditions of the Loan Documents, filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to the Current Report on Form 8-K filed on June 30, 2016. We used the proceeds of such debt financing primarily in connection with store acquisitions in 2016 as described below.

As of March 31, 2017, we had capital resources totaling approximately $4.3 million comprised of $2.9 million of cash and cash equivalents and $1.4 million of marketable securities. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores.

We have been actively reviewing a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. On May 9, 2016, one of our wholly owned subsidiaries entered into an agreement with Gray Eagle Development, LLP (the “Indiana Seller”) to acquire a store located in Fishers, Indiana (the “Indiana Property”) for the sum of $7,700,000. On September 26, 2016, the Company completed the acquisition of the Indiana Property for approximately $7,700,000 in cash.

On June 27, 2016, another one of our wholly owned subsidiaries entered into an agreement with West Robb Ave., LLC, Wall & Ceiling Systems, Inc. and Victoria L. Strickland (collectively, the “Ohio Seller”) to acquire a store located in Lima, Ohio (the “Ohio Property”) for the sum of $5,300,000. On August 29, 2016, the Company completed the acquisition of the Ohio Property for $5,300,000 in cash.

Additionally, on November 23, 2016, the Company entered into an agreement (the “Purchase Agreement”) with Tuxis Corporation (“Tuxis”), a Company affiliate, to acquire all of the membership interests of each of SSG Clinton LLC (“SSG Clinton”), formerly known as Tuxis Self Storage I LLC, SSG Millbrook LLC (“SSG Millbrook”), formerly known as Tuxis Self Storage II LLC, and Tuxis Real Estate II LLC (“TRE II”), (collectively, the “Tuxis Subsidiaries”), for the aggregate purchase price of $7,800,000 (the “Purchase Price”), comprised of $5,925,000 payable in cash, $975,000 in shares of the Company’s common stock, and, contingent upon the satisfaction of certain conditions described in the Purchase Agreement, an additional $900,000 cash payment. SSG Clinton is the owner and operator of a 185 unit, 31,059 square foot store located in Clinton, Connecticut. SSG Millbrook is the owner and operator of a 142 unit, 13,391 square foot store located in Millbrook, New York. TRE II owns a 1,875 square foot commercial property located in Millbrook, New York which adjoins the property held by SSG Millbrook. SSG Millbrook and TRE II together applied to the local municipality and recently received permission to redevelop the parcels and properties to expand SSG Millbrook’s existing store.

On December 30, 2016, the Company completed the acquisition of the Tuxis Subsidiaries for $5,925,000 in cash and 202,703 unregistered and restricted shares of the Company’s common stock. Upon the satisfaction of certain conditions described in the Purchase Agreement in connection with expanding SSG Millbrook’s existing store, an additional $900,000 cash payment is expected to be made by the Company to Tuxis. On May 2, 2017, the Company received approval from the local municipality for the expansion project and, upon commencement of construction, the additional cash payment is expected to be made by the Company to Tuxis.

Results of Operations for the Three Months Ended March 31, 2017 Compared with the Period January 19, 2016 to March 31, 2016

The Company’s results of operations for the period subsequent to its change in status from an investment company to an operating company on January 19, 2016 are presented on a consolidated basis to include the Company and its wholly owned subsidiaries, rather than using the investment company fair valuation approach. For the period January 1, 2016 to January 18, 2016, the Company was a registered investment company and applied the accounting guidance in ASC 946 and such period is not reflected in the following discussion. The change in status and related accounting policies affect the direct comparability of the results of operations for the first quarter of 2017 with the first quarter of 2016. As such, for the first quarter of 2016, the presentation of the results of operations is limited to the period during which the Company has applied operating company accounting policies (January 19, 2016 through March 31, 2016) and relates to the unaudited consolidated financial statements presented for such period in this report.

Revenues

Rental income increased from $893,936 during the period January 19, 2016 to March 31, 2016 to $1,696,998 during the first quarter of 2017, an increase of $803,062, or 89.8%. The increase was primarily attributable to the additional income from the stores acquired in 2016, included in our non-same store portfolio. The increase in same-store revenue was due primarily to an increase in rental and occupancy rates and net leased square footage. Our stores in Pennsylvania, New York, and South Carolina were our strongest market performers as far as occupancy, revenue, and net operating income growth.

Other store related income consists of late fees, administrative charges, customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $31,292 during the period January 19, 2016 to March 31, 2016 to $52,628 during the first quarter of 2017, an increase of $21,336, or 68,2%. This increase was primarily attributable to increased fee revenue and insurance fees on the stores acquired in 2016 and an increase in same-store property related income mainly attributable to increased insurance participation and higher average occupancy.

Operating Expenses

Store operating expenses increased from $434,797 during the period January 19, 2016 to March 31, 2016 to $689,484 during the first quarter of 2017, an increase of $254,687, or 58.6%, which was primarily attributable to the increased expenses associated with our newly acquired stores.

Depreciation and amortization increased from $169,967 during the period January 19, 2016 to March 31, 2016 to $449,234 during the first quarter of 2017, an increase of $279,267, or 164.3%. The difference is primarily attributable to (i) the shorter 2016 comparable period commencing on January 19, 2016, the effective date of the Company’s deregistration as an investment company, versus the full three month period in 2017, (ii) depreciation of the building and fixtures related to the 2016 acquisitions, (iii) the expansion of the Bolingbrook store, (iv) and amortization of the in-place leases related to the 2016 acquisitions. General and administrative expenses increased from $311,481 during the period January 19, 2016 to March 31, 2016 to $410,555 during the first quarter of 2017, an increase of $99,074, or 31.8%. The change was primarily attributable to increased legal, consultant, and payroll expenses resulting from additional and new expenses incurred to support our growth.

Business development and store acquisition related costs increased from $0 during the period January 19, 2016 to March 31, 2016 to $5,832 during the first quarter of 2017. Business development and store acquisition-related costs are typically non-recurring and fluctuate based on periodic investment activity.

Other income (expense)

Interest expense on loans increased from $0 during the period from January 19, 2016 to March 31, 2016 to $220,209 during the first quarter of 2017. The increase is primarily attributable to a higher amount of outstanding debt during the first quarter of 2017 as compared to the period from January 19, 2016 to March 31, 2016. The debt balance during the first quarter of 2017 increased to $19,600,000 from $0 during the period January 19, 2016 to March 31, 2016 as a result of the Loan Agreement. Dividend and interest income was $40,138 for the period from January 19, 2016 to March 31, 2016 and $11,422 for the first quarter of 2017. The decrease is primarily attributable to the sale of certain investment securities held by the Company.

Net income (loss)

For the period January 19, 2016 to December 31, 2016, the net income was $49,121 or $0.01 per share. For the first quarter of 2017, the net loss was $14,266 or $0.00 per share.

Non-GAAP Financial Measures

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

Self Storage Portfolio

The following discussion and analysis of our same-store self storage operations and our combined same-store and non same-store self storage operations are presented on a comparative basis for the first quarters of 2017 and 2016, respectively.

GLOBAL SELF STORAGE STORES

		Year Store	Number	Net Leasable	March 31, 2017 Square Foot	March 31, 2016 Square Foot
Property	Address	Opened / Opened	of Units	Square Feet	Occupancy %	Occupancy %
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	801	110,600	73.3%	96.7%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	649	86,725	95.1%	95.5%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	508	71,720	97.6%	94.2%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	650	68,017	94.0%	84.2%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	699	79,004	90.0%	85.5%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	557	72,700	93.6%	74.1%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	254	41,808	89.0%	83.5%
TOTAL/AVERAGE SAME STORES			4,118	530,574	89.3%	88.1%

SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	413	81,471	90.3%	80.1%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	761	97,801	95.0%	97.5%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	185	31,059	83.5%	89.9%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	142	13,391	89.6%	86.6%
TOTAL/AVERAGE NON-SAME STORES			1,501	223,722	91.4%	89.2%

TOTAL/AVERAGE ALL STORES			5,619	754,296	89.9%	88.4%

Each store is directly owned by the Company’s wholly owned subsidiary listed in the table.

During the second quarter of 2015, SSG Bolingbrook LLC eliminated 98 parking spaces (32,700 square feet) to accommodate its five building expansion construction project. This expansion project was completed during mid-November 2016 and added 304 climate-controlled and traditional storage units totaling 44,260 leasable square feet to the facility bringing the total to 801 storage units and 110,600 leasable square feet. Same-store occupancy includes the impact from expansion and redevelopment projects at stores. As SSG Bolingbrook LLC’s newly- constructed leasable square feet were added last November, its area occupancy dropped from mid-

90% to approximately 60%. Also during 2015, upon completion of its expansion project, SSG Sadsbury LLC added 219 climate-controlled storage units comprising 16,756 leasable square feet. Certain stores’ leasable square feet in the chart above includes outside auto/RV/boat storage space: approximately 13,000 square feet at SSG Sadsbury LLC; 11,300 square feet at SSG Bolingbrook LLC; 9,900 square feet at SSG Dolton LLC; 11,170 square feet at SSG Merrillville LLC; 5,300 square feet at SSG Summerville II LLC; and 9,270 square feet at SSG Clinton LLC. For SSG Lima LLC, included is approximately 12,683 square feet of non-storage commercial and student housing space. Approximately 34% of our total available units are climate-controlled, 58% are traditional, and 8% are parking.

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. Same-store occupancy includes the impact from expansion projects at those stores. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions or new ground-up developments. At March 31, 2017, we owned seven same-store facilities and four non-same-store facilities. The Company believes that, by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, NOI, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions, or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

For comparability purposes, the same-store information presented for the period from January 1, 2016 to January 18, 2016 under investment company accounting and for the period from January 19, 2016 through March 31, 2016 under operating company accounting are presented combined for the first quarter of 2016 in the discussion that follows. Management believes this presentation is more meaningful to readers as there was no significant change in same-store revenue streams and other financial metrics or the same-store non-financial statistical information as a result of our change in status from an investment company to an operating company.

Same-store occupancy for the three months ended March 31, 2017 increased by 1.2% to 89.3% from 88.1% for the same period in of 2016. This includes the impact from the Bolingbrook expansion project completed in November 2016. Excluding the additional vacancy created in this store, ending occupancy would have been 93.1% at March 31, 2017, an increase of 5.0% compared to March 31, 2016.

We grew our top-line results by increasing same-store revenues by 9.9% for the first quarter of 2017 versus the first quarter of 2016. Same-store cost of operations decreased by 0.4% for the first quarter of 2017 versus the first quarter of 2016. Same-store NOI increased by 17.8% for the first quarter of 2017 versus the first quarter of 2016. The increase in same-store NOI was due primarily to an increase in rental and occupancy rates and net leased square footage. Our stores in Pennsylvania, New York, and South Carolina were our strongest market performers as far as occupancy, revenue, and NOI growth.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped our same-store overall average occupancy maintain at or around 90% as of March 31, 2017. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty, resulting in strong referral and word-of-mouth market demand for our storage units and services. Another contributing factor to our results was our competitor move-in rate metrics analysis which employs internet data scraping and other methods to help keep our storage unit move-in rates “in the market,” and our revenue rate management program which helped increase existing tenant rates while maintaining or building store occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

First Quarter	2017	2016	Variance	% Change
Revenues	$1,256,473	$1,143,354	$113,119	9.9%
Cost of operations	$494,816	$496,884	$(2,068)	-0.4%
Net operating income	$761,657	$646,470	$115,187	17.8%
Depreciation and amortization	$179,578	$160,883	$18,695	11.6%
Net leasable square footage at period end	531,574	485,574	46,000	9.5%
Net leased square footage at period end	474,777	427,554	47,223	11.0%
Overall square foot occupancy at period end	89.3%	88.1%	1.2%	1.4%
Total annualized revenue per leased square foot	$10.59	$10.70	$(0.11)	-1.0%
Total available leasable storage units	4,118	3,813	305	8.0%
Number of leased storage units	3,574	3,251	323	9.9%

Analysis of Same-Store Revenue

For the first quarter of 2017, the 9.9% revenue increase was attributable to, among other things, an 11.1% increase in net leased square footage. The increase in net leased square footage was due primarily to a successful lease-up of our Bolingbrook IL expansion, and to the continuing successful lease-up of our available storage units in our Pennsylvania, New York, and South Carolina stores. Same store average overall square foot occupancy for all of the Company’s stores combined increased to 89.3% in the first quarter of 2017 from 88.1% in the first quarter of 2016, primarily due to the aforementioned successful lease-up activity at those stores.

We believe that high occupancies help maximize our rental income. We seek to maintain an average square foot occupancy level at about 90% by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our online marketing efforts in seeking to generate sufficient move-in volume to replace tenants that vacate. Demand may fluctuate due to various local and regional factors, including the overall economy. Demand is generally higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants are typically higher in the summer months than in the winter months.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of March 31, 2017, our average tenant duration of stay is approximately three years, up from approximately two years as of March 31, 2015.

Analysis of Same-Store Cost of Operations

Same-store cost of operations decreased 0.4% or $2,068 for the first quarter of 2017 versus the first quarter of 2016. This decrease in same-store cost of operations was due primarily to reduced marketing and administrative expense which was partially offset by increased store level employment costs, utilities, and repair and maintenance expense.

On-site store manager, regional manager, and district payroll expense increased 17.3%, or $22,449, for the first quarter 2017 versus the first quarter of 2016. This increase was due primarily to an increase in the number of store, regional, and district manager level employees, wage increases, and higher employee health plan expenses. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as supervisory customer operations personnel.

Store property tax expense decreased 1.2% or $1,838 for the first quarter of 2017 versus the first quarter of 2016. We currently expect store property tax expense decline of approximately the same amount for the remainder of 2017.

Repairs and maintenance expense decreased 47.2%, or $15,342, for the first quarter of 2017 versus the first quarter of 2016. Due primarily to performing certain mandatory repairs during 2016 in connection with certain requirements of the Loan Documents, there were fewer items of repair and maintenance to perform during the first quarter of 2017. Going forward, we anticipate continued focus on our LED light replacement program throughout 2017. At our stores fully converted to LED lighting, we have realized utilities expense savings for the first quarter of 2017 versus the first quarter of 2016 of approximately 10% to 40%, depending on the store, due to lower kilowatt per hour usage.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utility expense increased 10.3% or $4,062 for the first quarter of 2017 versus the first quarter of 2016, primarily due to 2016’s milder winter in most of our stores’ areas and the benefit of lower electricity usage due to our LED light replacement program. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in net lower utility costs in 2017.

Landscaping expenses, which include snow removal costs, decreased 50.0%, or $14,120, for the first quarter of 2017 versus the first quarter of 2016, primarily due to lower snow removal costs. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in 2017, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 15.1%, or $7,621, for the first quarter of 2017 versus the first quarter of 2016, primarily due to the decreased internet advertising expenses and the one-time costs during 2016 associated with the production and addition of size estimator and locations videos to our stores’ website, www.GlobalSelfStorage.us. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a nominal rate in 2017.

Other direct store costs include general and administrative expenses incurred at the stores, such as store insurance, business license costs, bank charges related to processing the stores’ cash receipts, credit card fees, and the cost of operating each store’s rental office including supplies and telephone data communication lines. These costs (primarily store property insurance) increased 23.4%, or $9,207, in the first quarter of 2017 as compared to the first quarter of 2016. Increased store level cost efficiencies and fewer tenants’ stored items auctions contributed to the decreased expenses, which were partially offset by increases in our credit card or merchant fees. Credit card fees increased due to a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in seeking to build a higher quality overall tenant base. We currently expect moderate increases in other direct store costs in 2017.

Combined Same-Store and Non Same-Store Self Storage Operations

At March 31, 2017, we owned seven same-store facilities and four non same-store facilities. The non same-store facilities are SSG Fishers LLC, SSG Lima LLC, SSG Clinton LLC, and SSG Millbrook LLC.

For comparability purposes, the combined same-store and non same-store information presented for the period from January 1, 2016 to January 18, 2016 under investment company accounting and for the period from January 19, 2016 through March 31, 2016 under operating company accounting are presented combined for the first quarter of 2016 in the discussion that follows. Management believes this presentation is more meaningful to readers as there was no significant change in combined same-store and non same-store revenue streams and other financial metrics or the combined same-store and non same-store non-financial statistical information as a result of our change in status from an investment company to an operating company

Combined same-store and non same-store average overall square foot occupancy for the first quarter of 2017 increased by 1.5% to 89.9% from 88.4% for the first quarter of 2016. This includes the impact from the Bolingbrook expansion project completed during the fourth quarter of 2016. Excluding the additional vacancy created in this store, ending occupancy would have been 92.6% at March 31, 2017, an increase of 4.2% compared to March 31, 2016.

We grew our top-line results by increasing combined same-store and non same-store (“Combined store”) revenues by 53.0% for the first quarter of 2017 versus the first quarter of 2016. Combined store cost of operations increased by 38.1% for the first quarter of 2017 versus the first quarter of 2016. Combined store NOI increased by 64.4% for the first quarter of 2017 versus the first quarter of 2016.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives, drive-by curb appeal, and superior roadside signage which helped deliver new tenant inquiries and enabled our Combined store overall average occupancy to maintain at or around 90% as of March 31, 2017. Also, contributing to our strong results were our customer service efforts which we believe were essential in building local brand loyalty resulting in referral and word-of-mouth market demand for our storage units and services.

These results are summarized as follows:

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

First Quarter	2017	2016	Variance	% Change
Revenues	$1,749,247	$1,143,354	$605,893	53.0%
Cost of operations	$686,232	$496,884	$189,348	38.1%
Net operating income	$1,063,015	$646,470	$416,545	64.4%
Depreciation and amortization	$391,473	$160,883	$230,590	143.3%
Net leasable square footage at period end	755,295	485,574	269,721	55.5%
Net leased square footage at period end	679,228	427,554	251,674	58.9%
Overall square foot occupancy at period end	89.9%	88.1%	1.8%	2.0%
Total annualized revenue per leased square foot	$10.30	$10.70	$(0.40)	-3.7%
Total available leasable storage units	5,619	3,813	1,806	47.4%

Analysis of Combined Same-Store and Non Same-Store Revenue

For the first quarter of 2017, the 53.0% revenue increase was due primarily to a 58.9% increase in net leased square footage and the results of our revenue rate management program of raising existing tenant rates. This increase in net leased square feet, as a result of our Fishers, IN, Lima, OH, Clinton, CT, and Millbrook, NY acquisitions, is currently expected to positively affect combined revenues for the remainder of 2017. Our lower year-over-year total annualized revenue per leased square foot number was primarily due to some of the larger new acquisitions offering much lower cost non-climate-controlled square feet (for example, our Lima acquisition) versus the rest of our store portfolio.

We believe that high occupancies help maximize our rental income. We seek to maintain an average square foot occupancy level at or around 90% by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our marketing efforts on the internet in seeking to generate sufficient move-in volume to replace tenants that vacate. Demand may fluctuate due to various local and regional factors, including the overall economy. Demand is typically higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants are typically higher in the summer months than in the winter months.

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

We believe that the current trends in move-in, move-out, in place contractual rents, and occupancy levels are consistent with our current expectation of continued revenue growth. However, such trends, when viewed in the short-term, are volatile and not necessarily be predictive of our revenues going forward because they are subject to many short-term factors. Such factors include, among others, initial move-in rates, seasonal factors, the unit size, the geographical mix of the specific tenants moving in or moving out, the length of stay of the tenants moving in or moving out, changes in our pricing strategies, and the degree and timing of rate increases previously passed to existing tenants.

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us seek to maximize each store’s occupancies and our self storage revenue and NOI. We believe that through our various marketing initiatives, we can seek to continue to attract high quality, long term tenants who we expect will be storing with us for years. As of March 31, 2017, our average tenant duration of stay is approximately three years, up from approximately two years as of March 31, 2015.

Analysis of Combined Same-Store and Non Same-Store Cost of Operations

Combined same-store and non same-store cost of operations increased 38.1%, or $189,348, for the first quarter of 2017 versus the first quarter of 2016.

This increase in combined same-store and non same-store cost of operations was due primarily to increased store level employment costs including rising employee health plan expenses, store property tax expense, repair and maintenance, and marketing expense due to our new store acquisitions, which were partially offset by decreases in professional, administrative, and lien administration costs.

On-site store manager and supervisory payroll expense increased 65.8%, or $85,143, for the first quarter of 2017 versus the first quarter of 2016. This increase was due primarily to an increase in the number of store level and supervisory employees due to our new store acquisitions, wage increases, and higher employee health plan expenses. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as district and regional managers.

Store property tax expense increased 29.0%, or $43,152, for the first quarter of 2017 versus the first quarter of 2016, primarily due to increased such costs associated with our new store acquisitions. We currently expect store property tax expense growth of approximately the same amount in 2017.

Repairs and maintenance expense decreased 37.7%, or $12,256, for the first quarter of 2017 versus the first quarter of 2016, primarily due to decreased such costs associated with our new store acquisitions and to performing certain mandatory repairs during 2016 in connection with certain requirements of the Loan Documents. As of March 31, 2017, the majority of these repairs have been completed. Also, contributing to the increase in repair and maintenance expense is our ongoing LED light replacement program expenses. We anticipate continued focus on our LED light replacement program throughout 2017. At our stores fully converted to LED lighting, we have realized utilities expense savings for the first quarter of 2017 versus the first quarter of 2016 of approximately 10% to 40%, depending on the store, due to lower kilowatt per hour usage.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utility expense increased 97.5%, or $22,779, for the first quarter of 2017 versus the first quarter of 2016, primarily due to increased such costs associated with our new store acquisitions. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in net lower utility costs in 2017.

Landscaping expenses, which include snow removal costs, increased 45.3%, or $6,854, for the first quarter of 2017 versus the first quarter of 2016, primarily due to increased such costs associated with our new store acquisitions. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in 2017, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 54.8%, or $21,392, for the first quarter of 2017 versus the first quarter of 2016, primarily due to increased such costs associated with our new store acquisitions and to the increased internet advertising expenses and the one-time costs associated with the production and addition of size estimator and locations videos to our stores’ website, www.GlobalSelfStorage.us. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a somewhat lesser rate in 2017.

Other direct store costs include general and administrative expenses incurred at the stores, such as store insurance, business license costs, bank charges related to processing the stores’ cash receipts, credit card fees, and the cost of operating each store’s rental office including supplies and telephone data communication lines. These costs increased 27.1%, or $11,052, in the first quarter of 2017 as compared to the first quarter of 2016, primarily due to increased such costs associated with our new store acquisitions. Increased store level costs efficiencies and fewer tenants’ stored items auctions contributed to the decreased expenses, which were partially offset by increases in our credit card or merchant fees. Credit card fees increased due to a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in seeking to build a higher quality overall tenant base. We currently expect moderate increases in other direct store costs in 2017.

Depreciation and amortization increased from $160,883 in the first quarter of 2016 to $391,473 in the first quarter of 2017, an increase of $230,590, or 143.3%. The difference is primarily attributable to the shorter 2016 comparable period commencing on January 19, 2016, the effective date of the Company’s deregistration as an investment company, versus a full three month period in 2017, depreciation of the building and fixtures related to the 2016 acquisitions, the expansion of the Bolingbrook store, and amortization of the in-place leases related to the 2016 acquisitions.

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

	Three	For the Period
	Months	January 19, 2016
	Ended	through
	March 31, 2017	March 31, 2016	Variance	% Change
General and administrative	$410,555	$311,481	$99,074	+31.8%

General and administrative expenses increased 31.8%, or $99,074, for the first quarter of 2017 versus the period January 19, 2016 to March 31, 2016. The increase in the general and administrative expense during the most recent quarter is primarily attributable to an increase in legal, accounting, compliance, NASDAQ listing fees, and investor relations and capital market consulting expenses. We experienced certain cost reductions due to our transition from an investment company to an operating company, such as costs associated with fund accounting, custodian, registration, and quarterly appraisals. Concomitantly, we experienced increased legal, accounting, regulatory compliance, and investor relations expenses. Going forward, although we currently expect some general and administrative expense reductions associated with our discontinued registration as an investment company, we are incurring, and expect to incur, a number of new expenses related to, among other things, the Company’s new reporting and regulatory requirements. In 2016, the Company incurred fees and expenses of approximately $646,000 associated with the Loan Documents, the majority of which were capitalized and are amortized over the term of the loan.

Analysis of Business Development and Store Acquisition Expenses

Business development and store acquisition expenses increased from $0 during the period January 19, 2016 to March 31, 2016 to $5,832 during the first quarter of 2017, respectively. These costs primarily consisted of legal and consulting costs in connection with business development activities and future potential store acquisitions. The majority of these expenses are non-recurring and may fluctuate based on business development activity during the time period.

Analysis of Loan Interest and Amortization Expense

Loan interest expense payments relating to the aforementioned $20 million loan increased from $0 for the period January 19, 2016 to March 31, 2016 to $220,209 for the first quarter of 2017. Going forward, the cash payments for this expense are expected to be $69,867 per month until June 2018 at which point the monthly interest and amortization payment due is expected to increase to $107,699 where it will remain payable every month until June 2036.

Analysis of Global Self Storage FFO and AFFO

The following tables present reconciliation and computation of net income to FFO and AFFO and earnings per share to FFO and AFFO per share:

	Three	For the Period
	Months	January 19, 2016
	Ended	through
	March 31, 2017	March 31, 2016
Net income (loss)	$(14,266)	$49,121
Eliminate items excluded from FFO:
Depreciation and amortization	449,234	169,967
FFO attributable to common stockholders	434,968	219,088
Adjustments:
Business development and property acquisition costs	5,832	—
AFFO	$440,800	$219,088

FFO and FFO as adjusted per weighted average shares outstanding
Net income	$(0.00)	$0.01
Eliminate items excluded from FFO:
Depreciation and amortization	0.06	0.02
FFO per share attributable to common stockholders	0.06	0.03
Adjustments:
Business development and property acquisition costs	0.00	—
AFFO per share attributable to common stockholders	$0.06	$0.03

Analysis of Global Self Storage Store Expansions and Redevelopment Operations

In addition to actively reviewing a number of store and portfolio acquisition opportunities, we have been working to further develop and expand our current stores.

At our Sadsburyville, PA store in May 2015, we completed construction of a state-of-the-art, all climate-controlled two story storage building, adding 16,756 leasable square feet featuring a number of unique drive-up, climate controlled units. This expansion appears to have been well received by the local market. As of March 31, 2017, approximately 21 months after construction was completed and lease-up commenced, 96% of the first floor and 81% of the entire building have been leased. Total entire store occupancy as of March 31, 2017 was 90.0%, up from 86.9% as of December 31, 2016.

At our Bolingbrook, IL store in November 2016, all site work, construction, and final inspections and approvals of the expansion project in Bolingbrook, IL were completed. This expansion has added approximately 44,050 leasable square feet and 304 of climate-controlled and traditional storage units bringing the total to 110,600 leasable square feet and 801 storage units. The project cost approximately $2,600,000, which equates to an all-in cost of approximately $59 per square foot. As of March 31, 2017, 47.1%, or 20,750 square feet, of the five building expansion leasable square feet had been leased. This lease-up has been faster than expected. Total entire store occupancy as of March 31, 2017 was 73.3%, up from 62.2% as of December 31, 2016.

We are currently reviewing our Merrillville, IN store for the possible expansion construction of three new traditional drive-up storage unit buildings totaling 13,300 gross square feet.

On May 2, 2017, at the Millbrook, NY store, we received all final entitlement approvals from the local planning and zoning boards for construction of a 16,500 gross square feet, two story, all-climate-controlled expansion of the existing store. We currently anticipate that the construction project will proceed accordingly, with construction completion approximately six to nine months from project commencement. However, there is no guarantee that we will complete this project in this timeframe or at all.

Analysis of Realized and Unrealized Gains (Losses)

Realized gains for the periods ended March 31, 2017 and 2016 were $0 and $0, respectively. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we plan to liquidate our investment securities holdings and potentially realize gains or losses. As of March 31, 2017, our unrealized gain on investment securities available-for-sale was $672,800.

Distributions and Closing Market Prices

Distributions for the three months ended March 31, 2017 totaled $0.065 per share. The Company’s closing market price as of March 31, 2017 was $4.77, as of December 31, 2016 was $4.77, and as of March 31, 2016 was $4.87. Past performance does not guarantee future results.

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

GLOBAL SELF STORAGE, INC.

Date: May 15, 2017	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: May 15, 2017	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Item Number and Description	Incorporated by Reference to	Filed Herewith

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

101. Interactive Data Files [1]		X

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