Form 10-Q
period 2017-06-30
Global Self Storage, Inc.
filed 2017-08-14
CIK 1031235

https://my.activedisclosure.com/sites/self/2017/SELF-10-Q-20170630/Project Document Library/Excel Workbooks/2017 SELF Form 10-Q Tables.xlsx

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2017, was 7,619,469.

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

•	risk of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with challenges to intercompany transactions with our taxable REIT subsidiaries;
•	changes in federal or state tax laws related to the taxation of REITs, which could impact our status as a REIT;
•	security breaches or a failure of our networks, systems or technology could adversely impact our business, customer and employee relationships;
•	our ability to obtain and maintain financing arrangements on favorable terms;
•	market trends in our industry, interest rates, the debt and lending markets or the general economy;
•	the timing of acquisitions and our ability to execute on our acquisition pipeline;
•	general volatility of the securities markets in which we participate;
•	changes in the value of our assets;
•	changes in interest rates and the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	our ability to continue to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;
•	availability of qualified personnel;
•	estimates relating to our ability to make distributions to our stockholders in the future; and
•	economic uncertainty due to the impact of terrorism or war.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Real estate assets, net	$55,266,961	$55,775,068
Cash and cash equivalents	2,813,396	2,911,640
Restricted cash	70,478	54,054
Investments in securities	1,381,361	1,473,950
Accounts receivable	120,246	157,607
Prepaid expenses and other assets	196,769	265,045
Intangible assets, net	120,040	317,140
Goodwill	694,121	694,121
Total assets	$60,663,372	$61,648,625
Liabilities and equity
Note payable	$19,396,188	$19,374,971
Accounts payable and accrued expenses	1,796,286	1,723,458
Total liabilities	21,192,474	21,098,429
Commitments and contingencies
Equity
Common stock, $0.01 par value, 19,900,000 shares authorized; 7,619,469 and 7,619,469 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	76,195	76,195
Series A participating preferred stock, $0.01 par value, 100,000 shares authorized: zero shares issued and outstanding	—	—
Additional paid in capital	33,881,863	33,881,863
Accumulated comprehensive income	625,874	718,463
Retained earnings	4,886,966	5,873,675
Total equity	39,470,898	40,550,196
Total liabilities and equity	$60,663,372	$61,648,625

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Successor Basis)

(Unaudited)

				For the Period
			Six Months	January 19, 2016
	For the Three Months Ended June 30,		Ended	through
	2017	2016	June 30, 2017	June 30, 2016
Revenues
Rental income	$1,788,881	$1,104,832	$3,485,879	$1,998,768
Other property related income	57,415	40,453	110,042	71,745
Total revenues	1,846,296	1,145,285	3,595,921	2,070,513
Expenses
Property operations	723,462	489,442	1,412,946	924,239
General and administrative	438,446	354,207	849,000	661,453
Depreciation and amortization	452,685	189,008	901,920	358,975
Business development and property acquisition costs	8,358	154,798	14,190	159,033
Total expenses	1,622,951	1,187,455	3,178,056	2,103,700
Operating income (loss)	223,345	(42,170)	417,865	(33,187)
Other income (expense)
Dividend and interest income	14,953	46,516	26,374	86,654
Interest expense	(220,209)	(16,652)	(440,417)	(16,652)
Total other income (expense), net	(205,256)	29,864	(414,043)	70,002
Net income (loss)	$18,089	$(12,306)	$3,822	$36,815

Earnings per share - basic and diluted	$0.00	$(0.00)	$0.00	$0.00

Weighted average shares outstanding - basic and diluted	7,619,469	7,416,766	7,619,469	7,416,766

See notes to unaudited consolidated financial statements.

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

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Successor Basis)

(Unaudited)

				For the Period
			Six Months	January 19, 2016
	Three Months Ended June 30,		Ended	through
	2017	2016	June 30, 2017	June 30, 2016
Net income (loss)	$18,089	$(12,306)	$3,822	$36,815
Other comprehensive income (loss)
Unrealized gain (loss) on investment securities available-for-sale	(46,926)	(203,298)	(92,589)	87,318
Comprehensive income (loss)	$(28,837)	$(215,604)	$(88,767)	$124,133

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated Other		Total
	Common Stock		Paid in	Comprehensive	Retained	Stockholders'
	Shares	Par Value	Capital	Income	Earnings	Equity
Balances at December 31, 2016	7,619,469	$76,195	$33,881,863	$718,463	$5,873,675	$40,550,196
Unrealized loss on available-for-sale securities	—	—	—	(92,589)	—	(92,589)
Net income	—	—	—	—	3,822	3,822
Dividends	—	—	—	—	(990,531)	(990,531)
Balances at June 30, 2017	7,619,469	$76,195	$33,881,863	$625,874	$4,886,966	$39,470,898

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Successor Basis)

(Unaudited)

	Six	For the Period
	Months	January 19, 2016
	Ended	through
	June 30, 2017	June 30, 2016
Cash flows from operating activities
Net income	$3,822	$36,815
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	901,920	358,975
Amortization of loan procurement costs	21,217	—
Cash from wholly owned subsidiaries consolidated upon change of status	—	464,585
Changes in operating assets and liabilities:
Restricted cash	(16,424)	—
Accounts receivable	37,361	(9,135)
Prepaid expenses and other assets	68,276	31,207
Accounts payable and accrued expenses	72,828	127,346
Net cash provided by operating activities	1,089,000	1,009,793
Cash flows from investing activities
Improvements and equipment additions	(196,713)	(24,433)
Proceeds from sale of investments	—	3,429,889
Cash used for construction	—	(1,141,530)
Net cash (used in) provided by investing activities	(196,713)	2,263,926
Cash flows from financing activities
Dividends paid	(990,531)	(964,180)
Proceeds from note payable, net	—	19,267,449
Net cash (used in) provided by financing activities	(990,531)	18,303,269
Net (decrease) increase in cash and cash equivalents	(98,244)	21,576,988
Cash and cash equivalents, beginning of period	2,911,640	29,763
Cash and cash equivalents, end of period	$2,813,396	$21,606,751
Supplemental schedule of cash flow information
Interest paid	$419,200	$16,302

See notes to unaudited consolidated financial statements.

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

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION

Global Self Storage, Inc. a Maryland corporation (the “Company,” “we,” “our,” or “us”), is a self-administered and self-managed real estate investment trust (“REIT”) focused on the ownership, operation, acquisition, development, and redevelopment of self storage facilities (“stores”) in the United Staes. The Company stores are located in the Northeast, Mid-Atlantic and Mid-West regions of the United States. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. Accordingly, effective January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration to a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (from an investment company under the 1940 Act), and listed its common stock on the Nasdaq Capital Market (“NASDAQ”) under the symbol “SELF.”

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “IRC”). To the extent the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its stockholders.

The Company invests in self storage facilities by acquiring stores through its wholly owned subsidiaries. At June 30, 2017, the Company owned and operated 11 stores. The Company operates primarily in one segment:  rental operations.

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

The Company’s financial statements for the period subsequent to the deregistration are prepared on a consolidated basis to include the financial position, results of operations, and cash flows of the Company and its wholly-owned subsidiaries, rather than by the investment company fair valuation approach. This change in status and the concomitant accounting policies affect the comparability of the financial statements for directly presenting corresponding items for 2017 and 2016. As such, the consolidated statements of operations and cash flows have been presented on the Predecessor Basis of accounting as an investment company from January 1, 2016 through January 18, 2016, and on the current basis of accounting as an operating company from January 19, 2016 through June 30, 2016.

The accompanying unaudited consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with GAAP for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

Real Estate Assets

Real estate assets are carried at the appreciated value as of January 19, 2016, the effective date of the Company’s change in status to an operating company. Purchases subsequent to the effective date of the change in status are carried at cost, less accumulated depreciation. Direct and allowable internal costs associated with the development, construction, renovation, and improvement of real estate assets are capitalized. Property taxes and other costs associated with development incurred during a construction period are capitalized. A construction period begins when expenditures for a real estate asset have been made and activities that are necessary to prepare the asset for its intended use are in progress. A construction period ends when an asset is substantially complete and ready for its intended use.

We allocate the net acquisition cost of acquired operating self storage properties to the underlying land, buildings, identified intangible assets, and any noncontrolling interests that remain outstanding based upon their respective individual estimated fair values.  Any difference between the net acquisition cost and the estimated fair value of the net tangible and intangible assets acquired is recorded as goodwill.

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

Recently Issued Accounting Standards

In February 2017, as part of the new revenue standard, the FASB issued ASU No. 2017-05 – Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance, which focuses on recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. Specifically, the new guidance defines “in substance nonfinancial asset,” unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. The new guidance is effective at the same time an entity adopts the new revenue standard. Upon adoption, the Company expects that the majority of its sale transactions will be treated as dispositions of nonfinancial assets rather than dispositions of a business given the FASB’s recently revised definition of a business (see ASU No. 2017-01 below). Additionally, in partial sale transactions where the Company sells a controlling interest in real estate but retains a noncontrolling interest, the Company expects to now fully recognize a gain or loss on the fair value measurement of the retained interest as the new guidance eliminates the partial profit recognition model.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. The standard became effective on January 1, 2017.  The adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations as the Company does not have an equity compensation plan

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, however early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance.

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

3. CHANGE IN STATUS

Prior to the January 19, 2016 change in status from a registered investment company to an operating company, the Company recorded its investments in the self storage properties at fair value and recorded the changes in the fair value as an unrealized gain or loss. Upon the effective date of the deregistration of the Company as a registered investment company, the fair value accounting as a registered investment company was no longer applicable to the Company, rather the Company began presenting on a consolidated basis, the underlying assets and liabilities of the self storage properties. The Company’s initial carrying value of the net assets of the self storage properties is the fair value on the effective date of the change in status determined as follows:

Fair value of self storage properties on the effective date of the change in status		$34,624,573
Total net assets of combined self storage properties
Property plant and equipment - self storage	$26,388,167
Cash and cash equivalents	464,585
Accounts receivable	87,103
Prepaid expenses and other assets	206,146
Accounts payable and accrued expenses	(488,514)	26,657,487
Increase to the initial carrying value of the net assets of self storage properties on the effective date of the change in status		$7,967,086

4. INVESTMENTS IN SECURITIES

Investments in securities as of June 30, 2017 consisted of the following:

		Gross Unrealized
	Cost Basis	Gains	Losses	Value
Investment securities, available-for-sale
Common stocks	$755,487	$625,874	$—	$1,381,361

Total investment in securities	$755,487	$625,874	$—	$1,381,361

5. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows:

Self storage properties, at cost:
Beginning balance	$51,156,701
Improvements and equipment additions	196,713
Ending balance	51,353,414

Land
Beginning balance	5,493,814
Ending balance	5,493,814

Accumulated depreciation:
Beginning balance	(875,447)
Depreciation expense	(704,820)
Ending balance	(1,580,267)

Total real estate assets at June 30, 2017	$55,266,961

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2017:

	Level 1	Level 2	Level 3	Total
Assets
Investment in securities	$1,381,361	$—	$—	$1,381,361
Total assets at fair value	$1,381,361	$—	$—	$1,381,361

There were no assets transferred from level 1 to level 2 as of June 30, 2017. The Company did not have any assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of June 30, 2017.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their respective carrying values as of June 30, 2017. The aggregate carrying value of the Company’s debt was $20,000,000 as of June 30, 2017. The estimated fair value of the Company’s debt was $20,000,000 as of June 30, 2017. This estimate was based on market interest rates for comparable obligations. Rates take into consideration general market conditions and maturity. The Company’s debt is classified as level 2 of the fair value hierarchy.

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

As of June 30, 2017, the Company’s note payable is summarized as follows:

Note Payable	Carrying Value
Principal balance outstanding	$20,000,000
Less: Loan procurement costs, net	(603,812)
Total note payable, net	$19,396,188

As of June 30, 2017, the note payable was secured by certain of its stores with an aggregate net book value of approximately $ 34.3 million. The note payable pays interest only from August 1, 2016 through June 30, 2018. The following table represents the future principal payment requirements on the note payable as of June 30, 2017:

2017	$—
2018	228,987
2019	472,600
2020	492,797
2021	513,857
2022 and thereafter	18,291,759
Total principal payments	20,000,000
Less: Loan procurement costs, net	(603,812)
Total note payable	$19,396,188

8. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share:

				For the Period
			Six Months	January 19, 2016
	Three Months Ended June 30,		Ended	through
	2017	2016	June 30, 2017	June 30, 2016
Net income (loss)	$18,089	$(12,306)	$3,822	$36,815
Basic and diluted weighted average common shares outstanding	7,619,469	7,416,766	7,619,469	7,416,766
Basic and diluted per share net income (loss)	$0.00	$(0.00)	$0.00	$0.00

Common stock dividends, including amounts paid to the Company’s restricted common stockholder, totaled $495,266 ($0.065 per share) and $482,090 ($0.065 per share) for the three months ended June 30, 2017 and 2016, respectively, and $990,531 ($0.13 per share) and $964,180 ($0.13 per share) for the six months ended June 30, 2017 and 2016, respectively.

9. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation (“Tuxis”), and their affiliates (collectively with the Company, the “Affiliates”). As of June 30, 2017, certain of the Affiliates owned approximately 5% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the IRC and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. Rent expense of concurrently used office space and overhead expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the IRC.    The aggregate rent and overhead accrued and paid by the Company to Winco for the three and six months ended June 30, 2017 was $15,424 and $32,303, respectively. As of June 30, 2017, the Company had reimbursements payable to MMC and Winco for compensation and benefits and rent and overhead of $467.

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

The Company leases office space to Tuxis under a rental agreement. The terms of occupancy are month to month and automatically renew unless terminated by either party on ten days’ written notice. The monthly rental charge is $1,000 per month, due and payable on the first day of each month. For the three and six months ended June 30, 2017, the total rent paid by Tuxis to the Company was $3,000 and $6,000, respectively.

10. CAPITAL STOCK

The Company is authorized to issue 19,900,000 shares of common stock, $0.01 par value per share. The Company also has 100,000 shares of Series A participating preferred stock, $0.01 par value per share, authorized, of which none has been issued.

11. STOCKHOLDER RIGHTS PLAN

On January 28, 2016, the Company announced that the Board of Directors had adopted a stockholders rights plan (the “Rights Plan”). To implement the Rights Plan, the Board of Directors declared a dividend distribution of one right for each outstanding share of Company common stock, par value $.01 per share, to holders of record of the shares of common stock at the close of business on January 29, 2016. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of preferred stock, par value $.01 per share. The rights were distributed as a non-taxable dividend and will expire on January 29, 2026. The rights were evidenced by the underlying Company common stock, and no separate preferred stock purchase rights certificates have been distributed. The rights to acquire preferred stock are not immediately exercisable and will become exercisable only if a person or group, other than Exempt Persons (as defined in the Rights Plan agreement), acquires or commences a tender offer for 9.8% or more of the Company’s common stock. If a person or group, other than an Exempt Person, acquires or commences a tender offer for 9.8% or more of the Company’s common stock, each holder of a right, except the acquirer, will be entitled, subject to the Company’s right to redeem or exchange the right, to exercise, at an exercise price of $12, the right to purchase one one-thousandth of a share of the Company’s newly created Series A Participating Preferred Stock, or the number of shares of Company common stock equal to the holder’s number of rights multiplied by the exercise price and divided by 50% of the market price of the Company’s common stock on the date of the occurrence of such an event. The Company’s Board of Directors may terminate the Rights Plan at any time or redeem the rights, for $0.01 per right, at any time before a person acquires 9.8% or more of the Company’s common stock. This Rights Plan replaced the Company’s stockholders rights plan dated November 25, 2015, which expired on its own terms on March 24, 2016.

12. COMMITMENTS AND CONTINGENCIES

The Company enters into contracts that contain a variety of representations and warranties and which may provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as it involves future claims that may be made against the Company under circumstances that have not occurred.

The Company leases an automobile under a lease expiring on January 3, 2020. The future minimum lease payments under the lease in aggregate are $45,684, comprised of annual payments of $15,288 for the years ending December 31, 2017, 2018, and 2019, respectively.

Upon the satisfaction of certain conditions described in the 2016 Purchase Agreement with Tuxis, in connection with expanding the Company’s Millbrook, New York store, an additional $900,000 cash payment is due to Tuxis from the Company. On May 2, 2017, the Company received approval from the local municipality for the Millbrook expansion project and, upon commencement of construction, the additional cash payment is expected to be made by the Company to Tuxis.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with GAAP. Our notes to the unaudited condensed consolidated financial statements contained elsewhere in this report describe the significant accounting policies essential to our unaudited condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments, and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments, and assumptions and actual facts, our financial statements may be affected.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. There are areas in which our judgment in selecting among available alternatives would not produce a materially different result, but there are some areas in which our judgment in selecting among available alternatives would produce a materially different result. Please refer to the notes to the unaudited condensed consolidated financial statements that contain additional information regarding our critical accounting policies and other disclosures.

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT focused on the ownership, operation, acquisition, development, and redevelopment of self storage facilities in the United States. Our stores are designed to offer affordable, easily accessible, and secure storage space for residential and commercial customers. The Company currently owns and operates, through its wholly owned subsidiaries, eleven stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, and South Carolina. As previously reported in our press release on January 19, 2016, on that day, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Exchange Act, and uplisted to NASDAQ.

Our store operations generated most of our net income for all periods presented herein. Accordingly, a significant portion of management’s time is devoted to seeking to maximize cash flows from our existing stores, as well as seeking investments in additional stores. The Company expects to continue to earn a majority of its net income from its store operations as its current store operations continue to develop and as it makes additional store acquisitions. Over time, the Company expects to divest its remaining portfolio of investment securities and use the proceeds to acquire, develop, redevelop, and/or operate additional stores. The Company expects its income from investment securities to continue to decrease as it continues to divest its holdings of investment securities.

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

As of June 30, 2017, we had capital resources totaling approximately $4.2 million, comprised of $2.8 million of cash and cash equivalents and $1.4 million of marketable securities. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores.

We have been actively reviewing a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. On August 29, 2016, we acquired our store in Lima, OH for approximately $5,300,000 in cash and, on September 26, 2016, we acquired our store in Fishers, IN for approximately $7,700,000 in cash.

Additionally, on December 30, 2016, we acquired our stores in Clinton, CT and Millbrook, NY, along with an adjacent property with expansion potential in Millbrook, NY, from Tuxis Corporation, a Company affiliate (“Tuxis”), for $5,925,000 in cash and 202,703 unregistered and restricted shares of the Company’s common stock. Upon the satisfaction of certain conditions, an additional $900,000 cash payment is expected to be made by the Company to Tuxis. On May 2, 2017, the Company received approval from the local municipality for the Millbrook expansion project and, upon commencement of construction, the additional cash payment is expected to be made by the Company to Tuxis.

Results of Operations for the Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016

Revenues

Rental income increased from $1,104,832 during the three months ended June 30, 2016 to $1,788,881 during the three months ended June 30, 2017, an increase of $684,049, or 61.9%. The increase was primarily attributable to the additional income from the stores acquired in 2016, included in our non same-store portfolio. The increase in same-store revenue was due primarily to an increase in rental and occupancy rates and net leased square footage. Our stores in Illinois, Indiana, Pennsylvania, New York, and South Carolina were our strongest market performers as far as occupancy, revenue, and net operating income growth.

Other store related income consists of late fees, administrative charges, customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $40,453 during the three months ended June 30, 2016 to $57,415 during the three months ended June 30, 2017, an increase of $16,962, or 41.9%. This increase was primarily attributable to increased fee revenue and insurance fees on the stores acquired in 2016 and an increase in same-store property related income mainly attributable to increased insurance participation and higher average occupancy.

Operating Expenses

Store operating expenses increased from $489,442 during the three months ended June 30, 2016 to $723,462 during the three months ended June 30, 2017, an increase of $234,020, or 47.8%, which was primarily attributable to the increased expenses associated with our newly acquired stores.

Depreciation and amortization increased from $189,008 during the three months ended June 30, 2016 to $452,685 during the three months ended June 30, 2017, an increase of $263,677, or 139.5%. The difference is primarily attributable to (i) depreciation of the building and fixtures related to the stores acquired in 2016, (ii) the expansion of the Bolingbrook store, and (iii) and amortization of the in-place leases related to the stores acquired in 2016.

General and administrative expenses increased from $354,207 during the three months ended June 30, 2016 to $438,446 during the three months ended June 30, 2017, an increase of $84,239, or 23.8%. The change was primarily attributable to increased legal, consultant, and payroll expenses resulting from additional and new expenses incurred to foster and support our growth.

Business development and store acquisition related costs decreased from $154,798 during the three months ended June 30, 2016 to $8,358 during the three months ended June 30, 2017. Business development and store acquisition-related costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Other income (expense)

Interest expense on loans increased from $16,652 during the three months ended June 30, 2016 to $220,209 during the three months ended June 30, 2017. The increase was primarily attributable to a higher amount of outstanding debt during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Dividend and interest income was $46,516 during the three months ended June 30, 2016 and $14,953 during the three months ended June 30, 2017. The decrease was primarily attributable to the sale of certain investment securities held by the Company.

Net income (loss)

For the three months ended June 30, 2016, the net loss was $12,306, or $0.00 per share. For the three months ended June 30, 2017, the net income was $18,089, or $0.00 per share.

Results of Operations for the Six Months Ended June 30, 2017 Compared with the Period January 19, 2016 through June 30, 2016

The Company’s results of operations for the period subsequent to its change in status from an investment company to an operating company on January 19, 2016 are presented on a consolidated basis to include the Company and its wholly owned subsidiaries, rather than using the investment company fair valuation approach. For the period January 1, 2016 to January 18, 2016, the Company was a registered investment company and applied the accounting guidance in ASC 946 and such period is not reflected in the following discussion. The change in status and related accounting policies affect the direct comparability of the results of operations for the first six months of 2017 with the first six months of 2016. As such, for the six months of 2016, the presentation of the results of operations is limited to the period during which the Company has applied operating company accounting policies (January 19, 2016 through June 30, 2016) and relates to the unaudited consolidated financial statements presented for such period in this report.

Revenues

Rental income increased from $1,998,768 during the period January 19, 2016 to June 30, 2016 to $3,485,879 during the six months ended June 30, 2017, an increase of $1,487,111, or 74.4%. The increase was primarily attributable to the additional income from the stores acquired in 2016, included in our non same-store portfolio. The increase in same-store revenue was due primarily to an increase in rental and occupancy rates and net leased square footage. Our stores in Illinois, Indiana, Pennsylvania, New York, and South Carolina were our strongest market performers as far as occupancy, revenue, and net operating income growth.

Other store related income consists of late fees, administrative charges, customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $71,745 during the period January 19, 2016 to June 30, 2016 to $110,042 during the six months ended June 30, 2017, an increase of $38,297, or 53.4%. This increase was primarily attributable to increased fee revenue and insurance fees on the stores acquired in 2016 and an increase in same-store property related income mainly attributable to increased insurance participation and higher average occupancy.

Operating Expenses

Store operating expenses increased from $924,239 during the period January 19, 2016 to June 30, 2016 to $1,412,946 during the six months ended June 30, 2017, an increase of $488,707, or 52.9%, which was primarily attributable to the increased expenses associated with our newly acquired stores.

Depreciation and amortization increased from $358,975 during the period January 19, 2016 to June 30, 2016 to $901,920 during the six months ended June 30, 2017, an increase of $542,945, or 151.2%. The difference is primarily attributable to (i) the shorter 2016 comparable period commencing on January 19, 2016, the effective date of the Company’s deregistration as an investment company, versus the full six month period in 2017, (ii) depreciation of the building and fixtures related to the stores acquired in 2016, (iii) the expansion of the Bolingbrook store, and (iv) amortization of the in-place leases related to the stores acquired in 2016.

General and administrative expenses increased from $661,453 during the period January 19, 2016 to June 30, 2016 to $849,000 during the six months ended June 30, 2017, an increase of $187,547, or 28.4%. The change was primarily attributable to increased legal, consultant, and payroll expenses resulting from additional and new expenses incurred to foster and support our growth.

Business development and store acquisition related costs decreased from $159,033 during the period January 19, 2016 to June 30, 2016 to $14,190 during the six months ended June 30, 2017. Business development and store acquisition-related costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Other income (expense)

Interest expense on loans increased from $16,652 during the period January 19, 2016 to June 30, 2016 to $440,417 during the six months ended June 30, 2017. The increase was primarily attributable to a higher amount of outstanding debt during the six months ended June 30, 2017 as compared to the period January 19, 2016 to June 30, 2016.

Dividend and interest income was $86,654 during the period January 19, 2016 to June 30, 2016 and $26,374 during the six months ended June 30, 2017. The decrease was primarily attributable to the sale of certain investment securities held by the Company.

Net income (loss)

For the period January 19, 2016 to June 30, 2016, the net income was $36,815, or $0.00 per share. For the six months ended June 30, 2017, the net income was $3,822, or $0.00 per share.

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

Adjusted FFO (“AFFO”) represents FFO excluding the effects of business development and acquisition related costs and non-recurring items, which we believe are not indicative of the Company’s operating results. We present AFFO because we believe it is a helpful measure in understanding our results of operations insofar as we believe that the items noted above that are included in FFO, but excluded from AFFO, are not indicative of our ongoing operating results. We also believe that the investment community considers our AFFO (or similar measures using different terminology) when evaluating us. Because other REITs or real estate companies may not compute AFFO in the same manner as we do, and may use different terminology, our computation of AFFO may not be comparable to AFFO reported by other REITs or real estate companies.

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

Self Storage Portfolio

The following discussion and analysis of our same-store self storage operations and our combined same-store and non same-store (“Combined store”) self storage operations are presented on a comparative basis for the three and six months ended June 30, 2016 and June 30, 2017, respectively.

GLOBAL SELF STORAGE STORES

		Year Store	Number	Net Leasable	June 30, 2017 Square Foot	June 30, 2016 Square Foot
Property	Address	Opened / Opened	of Units	Square Feet	Occupancy %	Occupancy %
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	788	110,300	91.0%	97.4%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	651	86,800	94.5%	95.5%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	508	71,720	91.8%	96.2%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	649	68,017	96.5%	89.6%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	691	79,004	93.6%	90.6%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	557	72,700	90.1%	84.2%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	254	42,433	93.3%	90.6%
TOTAL/AVERAGE SAME-STORES			4,098	530,974	92.8%	92.1%

SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	415	82,581	94.2%	82.5%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	733	97,635	96.5%	99.3%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	185	31,038	92.1%	90.2%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	142	13,391	90.4%	88.9%
TOTAL/AVERAGE NON SAME-STORES			1,475	224,645	94.7%	91.1%

TOTAL/AVERAGE ALL STORES			5,573	755,619	93.4%	91.8%

Each store is directly owned by the Company’s wholly owned subsidiary listed in the table.

Same-store occupancy includes the impact from expansion and redevelopment projects at stores. Our Bolingbrook store expansion project was completed during mid-November 2016 which added 304 climate-controlled and traditional storage units totaling 43,750 leasable square feet to the store bringing the total to 788 storage units and 110,300 leasable square feet. Upon completion of the Bolingbrook store expansion project, its area occupancy dropped from mid-90% to approximately 60%.

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

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. Same-store occupancy includes the impact from expansion projects at those stores. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions, or new ground-up developments. At June 30, 2017, we owned seven same-store facilities and four non same-store facilities. The Company believes that, by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, NOI, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions, or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

For comparability purposes, the same-store information presented for the period from January 1, 2016 to January 18, 2016 under investment company accounting and for the period from January 19, 2016 through June 30, 2016 under operating company accounting are presented combined for the first six months of 2016 in the discussion that follows. Management believes this presentation is more meaningful to investors as there was no significant change in same-store revenue streams and other financial metrics or the same-store non-financial statistical information as a result of our change in status from an investment company to an operating company.

Same-store occupancy at June 30, 2017 increased by 0.7% to 92.8% from 92.1% at June 30, 2016. This includes the impact from the Bolingbrook expansion project completed in November 2016. Excluding the additional vacancy created in this store, same-store occupancy would have been 93.3% at June 30, 2017, an increase of 1.2% from 92.1% at June 30, 2016.

We grew our top-line results by increasing same-store revenues by 11.6% and 10.8% for the three and six months ended June 30, 2017, respectively, versus the same periods in 2016. Same-store cost of operations increased by 6.8% and 3.1% for the three and six months ended June 30, 2017, respectively, versus the same periods in 2016. Same-store NOI increased by 14.8% and 16.2% for the three and six months ended June 30, 2017, respectively, versus the same periods in 2016. The increase in same-store NOI was due primarily to an increase in rental and occupancy rates and net leased square footage. Certain of our stores in Illinois, Indiana, and South Carolina were our strongest market performers as far as occupancy, revenue, and NOI growth.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped our same-store overall average occupancy maintain at or around 90% as of June 30, 2017. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty, resulting in strong referral and word-of-mouth market demand for our storage units and services. Another contributing factor to our results was our competitor move-in rate metrics analysis which employs internet data scraping and other methods to help keep our storage unit move-in rates “in the market,” and our revenue rate management program which helped increase existing tenant rates while maintaining or building store occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three months ended June 30	2017	2016	Variance	% Change
Revenues	$1,335,731	$1,197,166	$138,565	11.6%
Cost of operations	$516,294	$483,530	$32,764	6.8%
Net operating income	$819,437	$713,636	$105,801	14.8%
Depreciation and amortization	$181,846	$160,960	$20,886	13.0%
Net leasable square footage at period end	530,974	485,574	45,400	9.3%
Net leased square footage at period end	492,886	447,263	45,623	10.2%
Overall square foot occupancy at period end	92.8%	92.1%	0.7%	0.8%
Total annualized revenue per leased square foot	$10.84	$10.71	$0.13	1.2%
Total available leasable storage units	4,098	3,812	286	7.5%
Number of leased storage units	3,765	3,465	300	8.7%

SAME - STORE PROPERTIES

Six Months ended June 30	2017	2016	Variance	% Change
Revenues	$2,592,205	$2,340,520	$251,685	10.8%
Cost of operations	$1,011,108	$980,416	$30,692	3.1%
Net operating income	$1,581,097	$1,360,104	$220,993	16.2%
Depreciation and amortization	$361,424	$321,844	$39,580	12.3%
Net leasable square footage at period end	530,974	485,874	45,100	9.3%
Net leased square footage at period end	492,886	447,263	45,623	10.2%
Overall square foot occupancy at period end	92.8%	92.1%	0.7%	0.8%
Total annualized revenue per leased square foot	$10.52	$10.47	$0.05	0.5%
Total available leasable storage units	4,098	3,812	286	7.5%
Number of leased storage units	3,765	3,465	300	8.7%

Analysis of Same-Store Revenue

For the three and six months ended June 30, 2017, the 11.6%, or $138,565, and 10.8%, or $251,685, revenue increases for those periods, respectively, were attributable to, among other things, a 10.2% increase in net leased square footage. The increase in net leased square footage was due primarily to a successful lease-up of our Bolingbrook store expansion, and to the continuing successful lease-up of our available storage units in our Illinois, Indiana, Pennsylvania, New York, and South Carolina stores. Same-store average overall square foot occupancy for all of the Company’s stores combined increased to 92.8% at June 30, 2017, up from 92.1% at June 30, 2016, primarily due to the aforementioned successful lease-up activity at those stores.

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

We currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases in the remainder of 2017 to be slightly less than the prior year.

We believe that the current trends in move-in, move-out, in place contractual rents, and occupancy levels are consistent with our current expectation of continued revenue growth. However, such trends, when viewed in the short-term, are volatile and not necessarily predictive of our revenues going forward because they may be subject to many short-term factors. Such factors include, among others, initial move-in rates, seasonal factors, unit size and geographical mix of the specific tenants moving in or moving out, the length of stay of the tenants moving in or moving out, changes in our pricing strategies, and the degree and timing of rate increases previously passed to existing tenants.

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of June 30, 2017, our average tenant duration of stay is approximately three years, up from approximately two years as of June 30, 2014.

Analysis of Same-Store Cost of Operations

For the three and six months ended June 30, 2017, same-store cost of operations increased 6.8%, or $32,764, and 3.1%, or $30,692, respectively, compared to the same periods in 2016. This increase in same-store cost of operations was due primarily to increased store level employment costs and increased property taxes and administrative expenses, which were partially offset by reduced advertising and marketing costs and repair and maintenance expenses.

On-site store manager, regional manager, and district manager payroll expense increased 33.5%, or $43,943, for the three months ended June 30, 2017 versus the same period in 2016, and 25.4%, or $66,389, for the six months ended June 30, 2017 versus the same period in 2016. This increase was due primarily to an increase in the number of same-store manager, regional manager, and vice president - property operations level employees, wage increases, and higher employee health plan expenses. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as supervisory customer operations personnel.

Store property tax expense increased 7.9%, or $11,260, and 3.2%, or $9,421, for the three and six months ended June 30, 2017, respectively, versus the same periods in 2016. We currently expect store property tax expense to increase at a somewhat greater rate during the remainder of 2017.

Repairs and maintenance expense decreased 3.7%, or $3,168, and 13.0%, or $28,409, for the three and six months ended June 30, 2017 versus the same periods in 2016. These expenses were comprised mostly of our ongoing LED lighting replacement program during 2016, which continues into 2017 at a somewhat lesser rate as our stores become fully converted to LED. Going forward into the remainder of 2017, we anticipate continued focus on our LED light replacement program and other property and energy efficiency conversions as applicable. At our stores fully converted to LED lighting, we have realized utilities expense savings of 10% to 40%, depending on the store, due to lower kilowatt per hour usage.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utility expense increased 15.1%, or $3,872, and 12.2%, or $7.935, for the three and six months ended June 30, 2017 versus the same periods in 2016, primarily due to increased energy usage due to 2017’s harsher winter compared to 2016’s milder winter in most of our stores’ areas which was partially offset by the benefit of lower electricity usage due to our LED light replacement program. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in slightly higher net utility costs in the remainder of 2017.

Landscaping expenses, which include snow removal costs, decreased 10.0%, or $1,481, and 36.3%, or $15,601, for the three and six months ended June 30, 2017 versus the same periods in 2016, primarily due to lower snow removal costs. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in the remainder of 2017, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 15.1%, or $7,621, for the three and six months ended June 30, 2017 versus the same periods in 2016, primarily due to the decreased internet advertising expenses and the one-time costs during 2016 associated with the production and addition of size estimator and locations videos to our stores’ website, www.GlobalSelfStorage.us. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a nominal rate in the remainder of 2017.

Other direct store costs include general and administrative expenses incurred at the stores, such as store insurance, business license costs, bank charges related to processing the stores’ cash receipts, credit card fees, and the cost of operating each store’s rental office including supplies and telephone data communication lines. These costs (primarily store property insurance) increased 23.4%, or $9,207, for the three and six months ended June 30, 2017 versus the same periods in 2016. Increased store level cost efficiencies and fewer tenants’ stored items auctions contributed to the decreased expenses, which were partially offset by increases in our credit card or merchant fees. Credit card fees increased due to a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in seeking to build a higher quality overall tenant base. We currently expect moderate increases in other direct store costs in the remainder of 2017.

Combined Same-Store and Non Same-Store Self Storage Operations

At June 30, 2017, we owned seven same-store facilities and four non same-store facilities. The non same-store facilities are SSG Fishers LLC, SSG Lima LLC, SSG Clinton LLC, and SSG Millbrook LLC.

For comparability purposes, the Combined store information presented for the period from January 1, 2016 to January 18, 2016 under investment company accounting and for the period from January 19, 2016 through June 30, 2016 under operating company accounting are presented combined for the first six months of 2016 in the discussion that follows. Management believes this presentation is more meaningful to investors as there was no significant change in Combined store revenue streams and other financial metrics or the Combined store non-financial statistical information as a result of our change in status from an investment company to an operating company.

Combined store average overall square foot occupancy at June 30, 2017 increased by 1.3% to 93.4% from 92.1% at June 30, 2016. This includes the impact from our Bolingbrook store expansion project completed during the fourth quarter of 2016. Excluding the additional vacancy created in this store, Combined store average overall square foot occupancy would have been 93.7% at June 30, 2017, an increase of 1.6% compared to June 30, 2016.

We grew our top-line results by increasing Combined store revenues by 54.2% and 53.6% for the three and six months ended June 30, 2017 versus the same periods in 2016. Combined store cost of operations increased by 49.1% and 43.5% for the three and six months ended June 30, 2017 versus the same periods in 2016. Combined store NOI increased by 57.6% and 60.9% for the three and six months ended June 30, 2017 versus the same periods in 2016.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives, drive-by curb appeal, and superior roadside signage which helped deliver new tenant inquiries and enabled our Combined store overall average occupancy to maintain at or above 90% as of June 30, 2017. Also, contributing to our strong results were our customer service efforts which we believe were essential in building local brand loyalty resulting in referral and word-of-mouth market demand for our storage units and services.

These results are summarized as follows:

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

Three months ended June 30	2017	2016	Variance	% Change
Revenues	$1,845,803	$1,197,166	$648,637	54.2%
Cost of operations	$720,916	$483,531	$237,385	49.1%
Net operating income	$1,124,887	$713,635	$411,252	57.6%
Depreciation and amortization	$394,734	$160,960	$233,774	145.2%
Net leasable square footage at period end	755,619	485,574	270,045	55.6%
Net leased square footage at period end	705,581	447,263	258,318	57.8%
Overall square foot occupancy at period end	93.4%	92.1%	1.3%	1.4%
Total annualized revenue per leased square foot	$10.46	$10.71	$(0.24)	-2.3%
Total available leasable storage units	5,573	3,812	1,761	46.2%
Number of leased storage units	5,137	3,467	1,670	48.2%

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

Six Months ended June 30	2017	2016	Variance	% Change
Revenues	$3,595,048	$2,340,521	$1,254,527	53.6%
Cost of operations	$1,407,148	$980,416	$426,732	43.5%
Net operating income	$2,187,900	$1,360,105	$827,795	60.9%
Depreciation and amortization	$786,207	$321,844	$464,363	144.3%
Net leasable square footage at period end	755,619	485,574	270,045	55.6%
Net leased square footage at period end	705,581	447,263	258,318	57.8%
Overall square foot occupancy at period end	93.4%	92.1%	1.3%	1.4%
Total annualized revenue per leased square foot	$10.19	$10.47	$(0.28)	-2.6%
Total available leasable storage units	5,573	3,812	1,761	46.2%
Number of leased storage units	5,137	3,467	1,670	48.2%

Analysis of Combined Same-Store and Non Same-Store Revenue

For the three and six months ended June 30, 2017, the 54.2%, or $648,637, and 53.6%, or $1,254,527, revenue increases for those periods, respectively, versus the same periods in 2016, were attributable to, among other things, a 57.8% increase in net leased square footage and to the results of our revenue rate management program of raising existing tenant rates. This increase in net leased square feet, as a result of our Fishers, IN, Lima, OH, Clinton, CT, and Millbrook, NY acquisitions and our expansion at our Bolingbrook, IL store, is currently expected to positively affect Combined store revenues for the remainder of 2017. Our lower year-over-year total annualized revenue per leased square foot number was primarily due to some of the larger, new store acquisitions offering much lower cost, non-climate-controlled square feet (for example, our Lima acquisition) versus the rest of our store portfolio.

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

We currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases in the remainder of 2017 to be slightly less than the prior year.

We believe that the current trends in move-in, move-out, in place contractual rents, and occupancy levels are consistent with our current expectation of continued revenue growth. However, such trends, when viewed in the short-term, are volatile and not necessarily be predictive of our revenues going forward because they are subject to many short-term factors. Such factors include, among others, initial move-in rates, seasonal factors, unit size, the geographical mix of the specific tenants moving in or moving out, the length of stay of the tenants moving in or moving out, changes in our pricing strategies, and the degree and timing of rate increases previously passed to existing tenants.

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us seek to maximize each store’s occupancies and our self storage revenue and NOI. We believe that through our various marketing initiatives, we can seek to continue to attract high quality, long term tenants who we expect will be storing with us for years. As of June 30, 2017, our average tenant duration of stay is approximately three years, up from approximately two years as of June 30, 2014.

Analysis of Combined Same-Store and Non Same-Store Cost of Operations

Combined store cost of operations increased 49.1%, or $237,385, and 43.5%, or $426,732, for the three and six months ended June 30, 2017 versus the same periods in 2016.

This increase in Combined store cost of operations was due primarily to increased store level employment costs including rising employee health plan expenses and increased property taxes and administrative expenses due to our new store acquisitions, which were partially offset by reduced advertising and marketing costs and repair and maintenance expenses.

On-site store manager and supervisory payroll expense increased 84.8%, or $111,422, and 75.3%, or $196,833, for the three and six months ended June 30, 2017 versus the same periods in 2016. This increase was due primarily to an increase in the number of store level and supervisory employees due to our new store acquisitions, wage increases, and higher employee health plan expenses. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as store, district, and regional managers.

Store property tax expense increased 37.2%, or $53,345, and 33.0%, or $96,497, for the three and six months ended June 30, 2017 versus the same periods in 2016, primarily due to increased tax expense associated with our new store acquisitions. We currently expect store property tax expense growth of approximately the same amount for the remainder of 2017 versus 2016.

Repairs and maintenance expense decreased 15.8%, or $4,789, and 27.1%, or $17,046, for the three and six months ended June 30, 2017 versus the same periods in 2016, primarily due to decreased repairs and maintenance costs associated with our new store acquisitions. These 2016 expenses were comprised mostly of our ongoing LED lighting replacement program, which continues in 2017 at a somewhat lesser rate as our stores become fully converted to LED. Going forward into the remainder of 2017, we anticipate continued focus on our LED light replacement program and other property and energy efficiency conversions as applicable. At our stores fully converted to LED lighting, we have realized utilities expense savings of 10% to 40%, depending on the store, due to lower kilowatt per hour usage.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utility expense increased 78.0%, or $19,988, and 69.2%, or $44,932, for the three and six months ended June 30, 2017 versus the same periods in 2016, primarily due to increased utility costs associated with our new store acquisitions. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in slightly higher net utility costs in the remainder of 2017.

Landscaping expenses, which include snow removal costs, increased 73.2%, or $10,828, and 4.2%, or $1,831, for the three and six months ended June 30, 2017 versus the same periods in 2016, primarily due to increased landscaping costs associated with our new store acquisitions. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in the remainder of 2017, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 2.4%, or $1,696, for the three months ended June 30, 2017 and increased 7.7%, or $9,308, for the six months ended June 30, 2017 versus the same periods in 2016, primarily due to increased marketing costs associated with our new store acquisitions and to the increased internet advertising expenses and one-time costs associated with the production and addition of size estimator and locations videos to our stores’ website, www.GlobalSelfStorage.us. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a somewhat lesser rate in the remainder of 2017.

Other direct store costs include general and administrative expenses incurred at the stores, such as store insurance, business license costs, bank charges related to processing the stores’ cash receipts, credit card fees, and the cost of operating each store’s rental office including supplies and telephone data communication lines. These costs increased 67.2%, or $27,607, and 76.1%, or $61,135, for the three and six months ended June 30, 2017 versus the same periods in 2016, primarily due to increased store property insurance costs associated with our new store acquisitions. We experienced increased credit card or merchant fees, due to a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in seeking to build a higher quality overall tenant base. These and other expense increases were partially offset by an increase in store level cost efficiencies and fewer tenants’ stored items auctions. We currently expect moderate increases in other direct store costs in the remainder of 2017.

Depreciation and amortization increased from $160,960 to $394,734, an increase of $233,773, or 145.3%, for the three months ended June 30, 2017 versus the same period in 2016 and increased from $321,844 to $786,207, an increase of $464,363, or 144.3%, for the six months ended June 30, 2017 versus the same period in 2016. The difference is primarily attributable to depreciation of the building and fixtures related to the 2016 store acquisitions, the expansion of the Bolingbrook store, amortization of the in-place leases related to the 2016 store acquisitions, and the shorter 2016 comparable period commencing on January 19, 2016, the effective date of the Company’s deregistration as an investment company, versus a full three and six month period in 2017.

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

Three Months Ended June 30,	2017	2016	Variance	% Change
General and administrative	$438,446	$354,207	$84,239	23.8%

Six Months Ended June 30, 2017 compared to the Period January 19, 2016 to June 30, 2016	2017	2016	Variance	% Change
General and administrative	$849,000	$661,453	$187,547	28.4%

General and administrative expenses increased 23.8%, or $84,239, for the three months ended June 30, 2017 versus the same period in 2016, and 28.4%, or $187,547, for the six months ended June 30, 2017 versus the period January 19, 2016 to June 30, 2016. The increase in the general and administrative expense during the most recent quarter is primarily attributable to an increase in legal, accounting, compliance, NASDAQ listing fees, and investor relations and capital market consulting expenses. We experienced certain cost reductions due to our transition from an investment company to an operating company, such as costs associated with fund accounting, custodian, registration, and quarterly appraisals. Concomitantly, we experienced increased legal, accounting, regulatory compliance, and investor relations expenses. Going forward, although we currently expect some general and administrative expense reductions associated with our discontinued registration as an investment company, we are incurring, and expect to incur, a number of new expenses related to, among other things, the Company’s current reporting and regulatory requirements. In 2016, the Company incurred fees and expenses of approximately $646,000 associated with the Loan Documents, the majority of which were capitalized and are amortized over the term of the loan.

Analysis of Business Development and Store Acquisition Expenses

Business development and store acquisition expenses decreased from $154,798 for three months ended June 30, 2016 and $159,033 during the period January 19, 2016 to June 30, 2016 to $8,358 and $14,190 for the three and six months ended June 30, 2017, respectively. These costs primarily consisted of legal and consulting costs in connection with business development activities and future potential store acquisitions. The majority of these expenses are non-recurring and may fluctuate based on periodic business development and acquisition activities.

Analysis of Loan Interest and Amortization Expenses

Loan interest expense payments relating to the aforementioned $20 million loan increased from $16,652 for the three months ended June 30, 2016 and for the period January 19, 2016 to June 30, 2016 to $220,209 and $440,417 for the three and six months ended June 30, 2017. Going forward, the cash payments for this expense are expected to be $69,867 per month until June 2018, at which point the monthly interest and amortization payment due is expected to increase to $107,699 where it will remain payable every month until June 2036.

Analysis of Global Self Storage FFO and AFFO

The following tables present reconciliation and computation of net income to FFO and AFFO and earnings per share to FFO and AFFO per share:

				For the Period
			Six Months	January 19, 2016
	Three Months Ended June 30,		Ended	through
	2017	2016	June 30, 2017	June 30, 2016
Net income (loss)	$18,089	$(12,306)	$3,822	$36,815
Eliminate items excluded from FFO:
Depreciation and amortization	452,685	189,008	901,920	358,975
FFO attributable to common stockholders	470,774	176,702	905,742	395,790
Adjustments:
Business development and property acquisition costs	8,358	154,798	14,190	159,033
AFFO	$479,132	$331,500	$919,932	$554,823

FFO and FFO as adjusted per weighted average shares outstanding
Net income (loss)	$0.00	$(0.00)	$0.00	$0.00
Eliminate items excluded from FFO:
Depreciation and amortization	0.06	0.03	0.12	0.05
FFO per share attributable to common stockholders	0.06	0.02	0.12	0.05
Adjustments:
Business development and property acquisition costs	0.00	0.02	0.00	—
AFFO per share attributable to common stockholders	$0.06	$0.04	$0.12	$0.05

Analysis of Global Self Storage Store Expansions and Redevelopment Operations

In addition to actively reviewing a number of store and portfolio acquisition opportunities, we have been working to further develop and expand our current stores.

At our Sadsburyville, PA store in May 2015, we completed construction of a state-of-the-art, all climate-controlled two story storage building, adding 16,756 leasable square feet featuring a number of unique drive-up, climate controlled units. This expansion appears to have been well received by the local market. As of June 30, 2017, approximately 25 months after construction was completed and lease-up commenced, 97% of the first floor and 94% of the entire building have been leased. Total entire store occupancy as of June 30, 2017 was 93.6%, up from 86.9% as of December 31, 2016.

At our Bolingbrook, IL store in November 2016, all site work, construction, and final inspections and approvals of the expansion project in Bolingbrook, IL were completed. This expansion has added approximately 43,750 leasable square feet and 304 of climate-controlled and traditional storage units bringing the total to 110,300 leasable square feet and 788 storage units. The project cost approximately $2,600,000, which equates to an all-in cost of approximately $59 per square foot. As of June 30, 2017, 87.6%, or 38,325 square feet, of the five-building expansion leasable square feet had been leased and total entire store occupancy as of June 30, 2017 was 91.0%, up from 62.2% as of December 31, 2016.

We are currently in the final planning stages for the expansion of our Merrillville, IN store that includes the construction of three new traditional drive-up storage unit buildings totaling 13,300 gross square feet. Currently, the approximate budget for this project is $400,000. However, there is no guarantee that we will commence or complete this project at all.

On May 2, 2017, at the Millbrook, NY store, we received all final entitlement approvals from the local planning and zoning boards for construction of a 16,500 gross square feet, two story, all-climate-controlled expansion of the existing store. We currently anticipate that the construction project will proceed accordingly, with construction completion approximately six to nine months from project commencement. However, there is no guarantee that we will commence or complete this project in this timeframe or at all.

Analysis of Realized and Unrealized Gains (Losses)

Realized gains for the six month periods ended June 30, 2017 and 2016 were $0 and $0, respectively. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we plan to liquidate our investment securities holdings and potentially realize gains or losses. As of June 30, 2017, our unrealized gain on investment securities available-for-sale was $625,874.

Distributions and Closing Market Prices

Distributions for the three months ended June 30, 2017 totaled $0.065 per share, and distributions for the six months ended June 30, 2017 totaled $0.13 per share. The Company’s closing market price as of June 30, 2017 was $4.90 and as of December 31, 2016 was $4.77. Past performance does not guarantee future results.

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

GLOBAL SELF STORAGE, INC.

Date: August 14, 2017	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: August 14, 2017	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Item Number and Description	Incorporated by Reference to	Filed Herewith

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

101. Interactive Data Files [1]		X

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