Form 10-Q
period 2017-09-30
Global Self Storage, Inc.
filed 2017-11-13
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

Donald Klimoski II, Esq.

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2017, was 7,619,469.

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

•	risk of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with challenges to intercompany transactions with our taxable REIT subsidiaries;
•	changes in federal or state tax laws related to the taxation of REITs, which could impact our status as a REIT;
•	increases in taxes, fees and assessments from state and local jurisdictions;
•	security breaches or a failure of our networks, systems or technology could adversely impact our business, customer and employee relationships;
•	our ability to obtain and maintain financing arrangements on favorable terms;
•	market trends in our industry, interest rates, the debt and lending markets or the general economy;
•	the timing of acquisitions and our ability to execute on our acquisition pipeline;
•	general volatility of the securities markets in which we participate;
•	changes in the value of our assets;

•	changes in interest rates and the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•	our ability to continue to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;
•	availability of qualified personnel;
•	difficulties in raising capital at a reasonable cost;
•	estimates relating to our ability to make distributions to our stockholders in the future; and
•	economic uncertainty due to the impact of terrorism or war.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Real estate assets, net	$55,031,125	$55,775,068
Cash and cash equivalents	2,506,811	2,911,640
Restricted cash	89,713	54,054
Investments in securities	1,452,173	1,473,950
Accounts receivable	100,324	157,607
Prepaid expenses and other assets	320,928	265,045
Intangible assets, net	33,183	317,140
Goodwill	694,121	694,121
Total assets	$60,228,378	$61,648,625
Liabilities and equity
Note payable	$19,406,797	$19,374,971
Accounts payable and accrued expenses	1,904,483	1,723,458
Total liabilities	21,311,280	21,098,429
Commitments and contingencies
Equity
Common stock, $0.01 par value, 19,900,000 shares authorized; 7,619,469 and 7,619,469 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	76,195	76,195
Series A participating preferred stock, $0.01 par value, 100,000 shares authorized: zero shares issued and outstanding	—	—
Additional paid in capital	33,881,863	33,881,863
Accumulated comprehensive income	696,686	718,463
Retained earnings	4,262,354	5,873,675
Total equity	38,917,098	40,550,196
Total liabilities and equity	$60,228,378	$61,648,625

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Successor Basis)

(Unaudited)

				For the Period
				January 19, 2016
	For the Three Months Ended September 30,		Nine Months Ended	through
	2017	2016	September 30, 2017	September 30, 2016
Revenues
Rental income	$1,871,642	$1,306,822	$5,357,521	$3,305,590
Other property related income	61,515	42,463	171,556	114,208
Total revenues	1,933,157	1,349,285	5,529,077	3,419,798
Expenses
Property operations	777,872	525,102	2,190,818	1,449,341
General and administrative	640,566	393,561	1,489,566	1,055,014
Depreciation and amortization	439,342	236,503	1,341,261	595,478
Business development and property acquisition costs	105	238,537	14,295	397,570
Total expenses	1,857,885	1,393,703	5,035,940	3,497,403
Operating income (loss)	75,272	(44,418)	493,137	(77,605)
Other income (expense)
Dividend and interest income	15,591	46,905	41,965	133,559
Interest expense	(220,209)	(219,859)	(660,626)	(236,511)
Total other income (expense), net	(204,618)	(172,954)	(618,661)	(102,952)
Net loss	$(129,346)	$(217,372)	$(125,524)	$(180,557)

Earnings per share - basic and diluted	$(0.02)	$(0.03)	$(0.02)	$(0.02)

Weighted average shares outstanding - basic and diluted	7,619,469	7,416,766	7,619,469	7,416,766

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

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Successor Basis)

(Unaudited)

				For the Period
				January 19, 2016
	For the Three Months Ended September 30,		Nine Months Ended	through
	2017	2016	September 30, 2017	September 30, 2016
Net loss	$(129,346)	$(217,372)	$(125,524)	$(180,557)
Other comprehensive income (loss)
Unrealized gain (loss) on investment securities available-for-sale	70,812	(451,410)	(21,777)	(364,092)
Comprehensive loss	$(58,534)	$(668,782)	$(147,301)	$(544,649)

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated Other		Total
	Common Stock		Paid in	Comprehensive	Retained	Stockholders'
	Shares	Par Value	Capital	Income	Earnings	Equity
Balances at December 31, 2016	7,619,469	$76,195	$33,881,863	$718,463	$5,873,675	$40,550,196
Unrealized loss on available-for-sale securities	—	—	—	(21,777)	—	(21,777)
Net loss	—	—	—	—	(125,524)	(125,524)
Dividends	—	—	—	—	(1,485,797)	(1,485,797)
Balances at September 30, 2017	7,619,469	$76,195	$33,881,863	$696,686	$4,262,354	$38,917,098

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Successor Basis)

(Unaudited)

		For the Period
		January 19, 2016
	Nine Months Ended	through
	September 30, 2017	September 30, 2016
Cash flows from operating activities
Net loss	$(125,524)	$(180,557)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,341,262	595,478
Amortization of loan procurement costs	31,826	10,609
Cash from wholly owned subsidiaries consolidated upon change of status	—	464,586
Changes in operating assets and liabilities:
Restricted cash	(35,659)	(86,668)
Accounts receivable	57,283	(50,861)
Prepaid expenses and other assets	(55,883)	(28,880)
Accounts payable and accrued expenses	181,025	344,469
Net cash provided by operating activities	1,394,330	1,068,176
Cash flows from investing activities
Improvements and equipment additions	(212,973)	(124,024)
Construction in progress	(100,389)	(2,314,073)
Acquisition of self storage facilities	—	(13,000,000)
Proceeds from sale of investments	—	3,429,889
Net cash used in investing activities	(313,362)	(12,008,208)
Cash flows from financing activities
Dividends paid	(1,485,797)	(1,446,269)
Proceeds from note payable, net	—	19,353,754
Net cash (used in) provided by financing activities	(1,485,797)	17,907,485
Net (decrease) increase in cash and cash equivalents	(404,829)	6,967,453
Cash and cash equivalents, beginning of period	2,911,640	29,763
Cash and cash equivalents, end of period	$2,506,811	$6,997,216
Supplemental schedule of cash flow information
Interest paid	$628,800	$225,902

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

GLOBAL SELF STORAGE, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION

Global Self Storage, Inc. a Maryland corporation (the “Company,” “we,” “our,” or “us”), is a self-administered and self-managed real estate investment trust (“REIT”) focused on the ownership, operation, acquisition, development, and redevelopment of self storage facilities (“stores”) in the United States. The Company stores are located in the Northeast, Mid-Atlantic and Mid-West regions of the United States. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. Accordingly, effective January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration to a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (from an investment company under the 1940 Act), and listed its common stock on the Nasdaq Capital Market (“NASDAQ”) under the symbol “SELF.”

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “IRC”). To the extent the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its stockholders.

The Company invests in self storage facilities by acquiring stores through its wholly owned subsidiaries. At September 30, 2017, the Company owned and operated 11 stores. The Company operates primarily in one segment:  rental operations.

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

The Company’s financial statements for the period subsequent to the deregistration are prepared on a consolidated basis to include the financial position, results of operations, and cash flows of the Company and its wholly-owned subsidiaries, rather than by the investment company fair valuation approach. This change in status and the concomitant accounting policies affect the comparability of the financial statements for directly presenting corresponding items for 2017 and 2016. As such, the consolidated statements of operations and cash flows have been presented on the Predecessor Basis of accounting as an investment company from January 1, 2016 through January 18, 2016, and on the current basis of accounting as an operating company from January 19, 2016 through September 30, 2017.

The accompanying unaudited consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with GAAP for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses generally consist of property tax accruals, unearned rental income, and trade payables.

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

Real Estate Assets

Real estate assets are carried at the appreciated value as of January 19, 2016, the effective date of the Company’s change in status to an operating company, less accumulated depreciation from that date. Purchases subsequent to the effective date of the change in status are carried at cost, less accumulated depreciation. Direct and allowable internal costs associated with the development, construction, renovation, and improvement of real estate assets are capitalized. Property taxes and other costs associated with development incurred during a construction period are capitalized. A construction period begins when expenditures for a real estate asset have been made and activities that are necessary to prepare the asset for its intended use are in progress. A construction period ends when an asset is substantially complete and ready for its intended use.

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

In November 2016, the FASB issued ASU No. 2016-18 - Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new guidance also requires entities to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The standard is effective on January 1, 2018, however early adoption is permitted. The standard requires the use of the retrospective transition method. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance under GAAP when it becomes effective. The new standard will be effective for the Company beginning on January 1, 2018, however early application beginning on January 1, 2017 is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company does not believe the standard will have a material impact on its consolidated financial statements or results of operations primarily because most of its revenue is derived from lease contracts, which are excluded from the scope of the new guidance.

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

Fair value of self storage properties on the effective date of the change in status		$34,624,573
Total net assets of combined self storage properties
Property plant and equipment - self storage	$26,388,167
Cash and cash equivalents	464,585
Accounts receivable	87,103
Prepaid expenses and other assets	206,146
Accounts payable and accrued expenses	(488,514)	26,657,487
Increase to the initial carrying value of the net assets of self storage properties on the effective date of the change in status		$7,967,086

4. INVESTMENTS IN SECURITIES

Investments in securities as of September 30, 2017 consisted of the following:

		Gross Unrealized
	Cost Basis	Gains	Losses	Value
Investment securities, available-for-sale
Common stocks	$755,487	$696,686	$—	$1,452,173

Total investment in securities	$755,487	$696,686	$—	$1,452,173

5. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows:

Self storage properties, at cost:
Beginning balance	$51,156,701
Improvements and equipment additions	212,973
Ending balance	51,369,674

Land
Beginning balance	5,493,814
Ending balance	5,493,814

Accumulated depreciation:
Beginning balance	(875,447)
Depreciation expense	(1,057,305)
Ending balance	(1,932,752)

Construction in progress:
Beginning balance	—
Current development	100,389
Ending balance	100,389

Total real estate assets at September 30, 2017	$55,031,125

Construction in progress consists of the expansion projects in Merrillville, IN and Millbrook, NY. The Merrillville, IN expansion, which, when completed, will add approximately 13,300 gross square feet of traditional drive-up storage units, for an aggregate cost of approximately $400,000. The Millbrook, NY expansion, which, when completed, will add approximately 16,500 of gross square feet of all-climate-controlled units. The planning for the Millbrook, NY expansion is under development and the Company is actively evaluating proposals for its construction. As of September 30, 2017, a final estimate of construction costs has not yet been determined. As of September 30, 2017, development costs for these projects have been capitalized while the projects are under construction and are reflected in real estate assets, net on the Company’s consolidated balance sheet.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2017:

	Level 1	Level 2	Level 3	Total
Assets
Investment in securities	$1,452,173	$—	$—	$1,452,173
Total assets at fair value	$1,452,173	$—	$—	$1,452,173

There were no assets transferred from level 1 to level 2 as of September 30, 2017. The Company did not have any assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of September 30, 2017.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their respective carrying values as of September 30, 2017. The aggregate carrying value of the Company’s debt was $20,000,000 as of September 30, 2017. The estimated fair value of the Company’s debt was $20,000,000 as of September 30, 2017. This estimate was based on market interest rates for comparable obligations. Rates take into consideration general market conditions and maturity. The Company’s debt is classified as level 2 of the fair value hierarchy.

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

As of September 30, 2017, the Company’s note payable is summarized as follows:

Note Payable	Carrying Value
Principal balance outstanding	$20,000,000
Less: Loan procurement costs, net	(593,203)
Total note payable, net	$19,406,797

As of September 30, 2017, the note payable was secured by certain of its stores with an aggregate net book value of approximately $ 34.3 million. The note payable pays interest only from August 1, 2016 through June 30, 2018. The following table represents the future principal payment requirements on the note payable as of September 30, 2017:

2017	$—
2018	228,987
2019	472,600
2020	492,797
2021	513,857
2022 and thereafter	18,291,759
Total principal payments	20,000,000
Less: Loan procurement costs, net	(593,203)
Total note payable	$19,406,797

8. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share:

				For the Period
				January 19, 2016
	For the Three Months Ended September 30,		Nine Months Ended	through
	2017	2016	September 30, 2017	September 30, 2016
Net loss	$(129,346)	$(217,372)	$(125,524)	$(180,557)
Basic and diluted weighted average common shares outstanding	7,619,469	7,416,766	7,619,469	7,416,766
Basic and diluted per share net loss	$(0.02)	$(0.03)	$(0.02)	$(0.02)

Common stock dividends, including amounts paid to the Company’s restricted common stockholder, totaled $495,266 ($0.065 per share) and $482,090 ($0.065 per share) for the three months ended September 30, 2017 and 2016, respectively, and $1,485,797 ($0.195 per share) and $1,446,269 ($0.195 per share) for the nine months ended September 30, 2017 and 2016, respectively. The Company estimates that the dividends paid for the nine months ended September 30, 2017 are substantially comprised of return of capital based on information available at this time and may be subject to change. The classification of these dividends for federal income tax purposes is expected to be determined after the Company’s fiscal year ending December 31, 2017.

9. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation (“Tuxis”), and their affiliates (collectively with the Company, the “Affiliates”). As of September 30, 2017, certain of the Affiliates owned approximately 5% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the IRC and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. Rent expense of concurrently used office space and overhead expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the IRC.    The aggregate rent and overhead accrued and paid by the Company to Winco for the three and nine months ended September 30, 2017 was $13,607 and $46,009, respectively. As of September 30, 2017, the Company had reimbursements payable to MMC and Winco for compensation and benefits and rent and overhead of $9,471.

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

The Company leases office space to Tuxis under a rental agreement. The terms of occupancy are month to month and automatically renew unless terminated by either party on ten days’ written notice. The monthly rental charge is $1,000 per month, due and payable on the first day of each month. For the three and nine months ended September 30, 2017, the total rent paid by Tuxis to the Company was $3,000 and $9,000, respectively.

10. CAPITAL STOCK

As of September 30, 2017, the Company was authorized to issue 19,900,000 shares of common stock, $0.01 par value per share. The Company also had 100,000 shares of Series A participating preferred stock, $0.01 par value per share, authorized, of which none had been issued.  See Note 13, Subsequent Events, for additional information related to the Company’s Capital Stock.

11. STOCKHOLDER RIGHTS PLAN

On January 28, 2016, the Company announced that the Board of Directors had adopted a stockholders rights plan (the “Rights Plan”). To implement the Rights Plan, the Board of Directors declared a dividend distribution of one right for each outstanding share of Company common stock, par value $.01 per share, to holders of record of the shares of common stock at the close of business on January 29, 2016. Each right entitled the registered holder to purchase from the Company one one-thousandth of a share of preferred stock, par value $.01 per share. The rights were distributed as a non-taxable dividend and were set to expire on January 29, 2026. The rights were evidenced by the underlying Company common stock, and no separate preferred stock purchase rights certificates had been distributed. The rights to acquire preferred stock were not immediately exercisable and would have become exercisable only if a person or group, other than Exempt Persons (as defined in the Rights Plan agreement), acquired or commenced a tender offer for 9.8% or more of the Company’s common stock. If a person or group, other than an Exempt Person, acquired or commenced a tender offer for 9.8% or more of the Company’s common stock, each holder of a right, except the acquirer, would have been entitled, subject to the Company’s right to redeem or exchange the right, to exercise, at an exercise price of $12, the right to purchase one one-thousandth of a share of the Company’s newly created Series A Participating Preferred Stock, or the number of shares of Company common stock equal to the holder’s number of rights multiplied by the exercise price and divided by 50% of the market price of the Company’s common stock on the date of the occurrence of such an event. The Company’s Board of Directors could terminate the Rights Plan at any time or redeem the rights, for $0.01 per right, at any time before a person acquired 9.8% or more of the Company’s common stock. This Rights Plan replaced the Company’s stockholders rights plan dated November 25, 2015, which expired on its own terms on March 24, 2016.  See Note 13, Subsequent Events, for additional information related to the Company’s Stockholder Rights Plan.

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

13. SUBSEQUENT EVENTS

On October 16, 2017, the Company’s stockholders approved the amendment and restatement of the Company’s charter which, among other things, increased the total number of shares of stock which the Company has authority to issue to 500,000,000 consisting of 450,000,000 shares of common stock, $0.01 par value per share, and 50,000,000 shares of preferred stock, $0.01 par value per share. Stockholders also approved the Company’s 2017 Equity Incentive Plan (the “Plan”). The Plan is designed to provide equity-based incentives to certain eligible persons, as defined in the Plan, in the form of options, share appreciation rights, restricted shares, restricted share units, dividend equivalent rights or other forms of equity-based compensation as determined in the discretion of the Board of Directors, the Compensation Committee of the Board of Directors, or other designee thereof.

On October 20, 2017, the Company and American Stock Transfer & Trust Company, LLC, as rights agent (the “Rights Agent”), entered into an amendment (the “Amendment”) to the Rights Plan, dated as of January 29, 2016, between the Company and the Rights Agent.  The Amendment accelerated the expiration of the Company’s preferred share purchase rights under the Rights Plan from the Close of Business (as such term is defined in the Rights Plan) on January 29, 2026 to the Close of Business on October 20, 2017, and the Rights Plan was terminated at such time. At the time of the termination of the Rights Plan, all of the rights distributed to holders of the Company’s common stock pursuant to the Rights Plan expired.

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

As of September 30, 2017, we had capital resources totaling approximately $4.0 million, comprised of $2.5 million of cash and cash equivalents and $1.5 million of marketable securities. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores.

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

Results of Operations for the Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016

Revenues

Rental income increased from $1,306,822 during the three months ended September 30, 2016 to $1,871,642 during the three months ended September 30, 2017, an increase of $564,820, or 43.2%. The increase was primarily attributable to the additional income from the stores acquired in 2016, included in our non same-store portfolio. The increase in same-store revenue was due primarily to an increase in rental and occupancy rates and net leased square footage. Our stores in Illinois, Indiana, Pennsylvania, New York, and South Carolina were our strongest market performers as far as occupancy, revenue, and net operating income growth.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $42,463 during the three months ended September 30, 2016 to $61,515 during the three months ended September 30, 2017, an increase of $19,052, or 44.9%. This increase was primarily attributable to increased insurance fees on the stores acquired in 2016 and an increase in same-store property related income mainly attributable to increased insurance participation and higher average occupancy.

Operating Expenses

Store operating expenses increased from $525,102 during the three months ended September 30, 2016 to $777,872 during the three months ended September 30, 2017, an increase of $252,770, or 48.1%, which was primarily attributable to the increased expenses associated with our newly acquired stores.

Depreciation and amortization increased from $236,503 during the three months ended September 30, 2016 to $439,342 during the three months ended September 30, 2017, an increase of $202,839, or 85.8%. The difference is primarily attributable to (i) depreciation of the building and fixtures related to the stores acquired in 2016, (ii) the expansion of the Bolingbrook store, and (iii) and amortization of the in-place leases related to the stores acquired in 2016.

General and administrative expenses increased from $393,561 during the three months ended September 30, 2016 to $640,566 during the three months ended September 30, 2017, an increase of $247,005, or 62.8%. The change was primarily attributable to increased legal expenses in connection with our transformation from an investment company to an operating company.  Increased expenses for payroll, stockholder communications and vice president level employee acquisition also contributed to the change.

Business development and store acquisition related costs decreased from $238,537 during the three months ended September 30, 2016 to $105 during the three months ended September 30, 2017. Business development and store acquisition-related costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Other income (expense)

Interest expense on loans increased from $219,859 during the three months ended September 30, 2016 to $220,209 during the three months ended September 30, 2017.

Dividend and interest income was $46,905 during the three months ended September 30, 2016 and $15,591 during the three months ended September 30, 2017. The decrease was primarily attributable to the sale of certain investment securities held by the Company.

Net income (loss)

For the three months ended September 30, 2016, the net loss was $217,372, or $0.03 per share. For the three months ended September 30, 2017, the net loss was $129,346, or $0.02 per share.

Results of Operations for the Nine Months Ended September 30, 2017 Compared with the Period January 19, 2016 through September 30, 2016

The Company’s results of operations for the period subsequent to its change in status from an investment company to an operating company on January 19, 2016 are presented on a consolidated basis to include the Company and its wholly owned subsidiaries, rather than using the investment company fair valuation approach. For the period January 1, 2016 to January 18, 2016, the Company was a registered investment company and applied the accounting guidance in ASC 946 and such period is not reflected in the following discussion. The change in status and related accounting policies affect the direct comparability of the results of operations for the first nine months of 2017 with the first nine months of 2016. As such, for the nine months of 2016, the presentation of the results of operations is limited to the period during which the Company has applied operating company accounting policies (January 19, 2016 through September 30, 2017) and relates to the unaudited consolidated financial statements presented for such period in this report.

Revenues

Rental income increased from $3,305,590 during the period January 19, 2016 to September 30, 2016 to $5,357,521 during the nine months ended September 30, 2017, an increase of $2,051,931, or 62.1%. The increase was primarily attributable to the additional income from the stores acquired in 2016, included in our non same-store portfolio. The increase in same-store revenue was due primarily to an increase in rental and occupancy rates and net leased square footage. Our stores in Illinois, Indiana, Pennsylvania, New York, and South Carolina were our strongest market performers as far as occupancy, revenue, and net operating income growth.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $114,208 during the period January 19, 2016 to September 30, 2016 to $171,556 during the nine months ended September 30, 2017, an increase of $57,348, or 50.2%. This increase was primarily attributable to increased fee revenue and insurance fees on the stores acquired in 2016 and an increase in same-store property related income mainly attributable to increased insurance participation and higher average occupancy.

Operating Expenses

Store operating expenses increased from $1,449,341 during the period January 19, 2016 to September 30, 2016 to $2,190,818 during the nine months ended September 30, 2017, an increase of $741,477, or 51.2%, which was primarily attributable to the increased expenses associated with our newly acquired stores.

Depreciation and amortization increased from $595,478 during the period January 19, 2016 to September 30, 2016 to $1,341,261 during the nine months ended September 30, 2017, an increase of 745,783, or 125.2%. The difference is primarily attributable to (i) the shorter 2016 comparable period commencing on January 19, 2016, the effective date of the Company’s deregistration as an investment company, versus the full nine month period in 2017, (ii) depreciation of the building and fixtures related to the stores acquired in 2016, (iii) the expansion of the Bolingbrook store, and (iv) amortization of the in-place leases related to the stores acquired in 2016.

General and administrative expenses increased from $1,055,014 during the period January 19, 2016 to September 30, 2016 to $1,489,566 during the nine months ended September 30, 2017, an increase of $434,552, or 41.2%. The change was primarily attributable to increased legal expenses in connection with our transformation from an investment company to an operating company.  Increased expenses for payroll, state taxes, stockholder communications and vice president level employee acquisition also contributed to the change.

Business development and store acquisition related costs decreased from $397,570 during the period January 19, 2016 to September 30, 2016 to $14,295 during the nine months ended September 30, 2017. Business development and store acquisition-related costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Other income (expense)

Interest expense on loans increased from $236,511 during the period January 19, 2016 to September 30, 2016 to $660,626 during the nine months ended September 30, 2017. The increase was primarily attributable to a higher amount of outstanding debt during the nine months ended September 30, 2017 as compared to the period January 19, 2016 to September 30, 2016.

Dividend and interest income was $133,559 during the period January 19, 2016 to September 30, 2016 and $41,965 during the nine months ended September 30, 2017. The decrease was primarily attributable to the sale of certain investment securities held by the Company.

Net income (loss)

For the period January 19, 2016 to September 30, 2016, the net loss was $180,557, or $0.02 per share. For the nine months ended September 30, 2017, the net loss was $125,524, or $0.02 per share.

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

Self Storage Portfolio

The following discussion and analysis of our same-store self storage operations and our combined same-store and non same-store (“Combined store”) self storage operations are presented on a comparative basis for the three and nine months ended September 30, 2016 and September 30, 2017, respectively.

GLOBAL SELF STORAGE STORES

		Year Store	Number	Net Leasable	September 30, 2017 Square Foot	September 30, 2016 Square Foot
Property	Address	Opened / Opened	of Units	Square Feet	Occupancy %	Occupancy %
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	781	111,200	91.8%	95.6%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,950	92.7%	94.2%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	491	66,820	98.1%	92.5%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	648	68,017	88.2%	88.3%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	693	78,842	90.5%	91.1%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	557	72,700	91.5%	86.3%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	248	41,665	90.9%	92.4%
TOTAL/AVERAGE SAME-STORES			4,070	526,194	92.0%	91.4%

SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	415	82,606	92.5%	83.8%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	733	97,635	94.7%	98.3%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,338	84.5%	84.6%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	142	13,391	86.9%	90.7%
TOTAL/AVERAGE NON SAME-STORES			1,472	223,970	92.1%	90.7%

TOTAL/AVERAGE ALL STORES			5,542	750,164	92.0%	91.7%

Each store is directly owned by the Company’s wholly owned subsidiary listed in the table.

Same-store occupancy includes the impact from expansion and redevelopment projects at stores. Our Bolingbrook store expansion project was completed during mid-November 2016 which added 304 climate-controlled and traditional storage units totaling 43,750 leasable square feet to the store bringing the total to 781 storage units and 111,200 leasable square feet. Upon completion of the Bolingbrook store expansion project, its area occupancy dropped from mid-90% to approximately 60%.

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

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. Same-store occupancy includes the impact from expansion projects at those stores. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions, or new ground-up developments. At September 30, 2017, we owned seven same-store facilities and four non same-store facilities. The Company believes that, by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, NOI, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions, or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

For comparability purposes, the same-store information presented for the period from January 1, 2016 to January 18, 2016 under investment company accounting and for the period from January 19, 2016 through September 30, 2016 under operating company accounting are presented combined for the first nine months of 2016 in the discussion that follows. Management believes this presentation is more meaningful to investors as there was no significant change in same-store revenue streams and other financial metrics or the same-store non-financial statistical information as a result of our change in status from an investment company to an operating company.

Same-store occupancy at September 30, 2017 increased by 0.6% to 92.0% from 91.4% at September 30, 2016. This includes the impact from the Bolingbrook expansion project completed in November 2016.

We grew our top-line results by increasing same-store revenues by 11.8% and 11.1% for the three and nine months ended September 30, 2017, respectively, versus the same periods in 2016. Same-store cost of operations increased by 18.6% and 8.2% for the three and nine months ended September 30, 2017, respectively, versus the same periods in 2016. Same-store NOI increased by 7.5% and 13.1% for the three and nine months ended September 30, 2017, respectively, versus the same periods in 2016. The increase in same-store NOI was due primarily to an increase in rental and occupancy rates and net leased square footage. Certain of our stores in Illinois, Indiana, and South Carolina were our strongest market performers as far as occupancy, revenue, and NOI growth.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped our same-store overall average occupancy maintain at or around 92% as of September 30, 2017. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty, resulting in strong referral and word-of-mouth market demand for our storage units and services. Another contributing factor to our results was our competitor move-in rate metrics analysis which employs internet data scraping and other methods to help keep our storage unit move-in rates “in the market,” and our revenue rate management program which helped increase existing tenant rates while maintaining or building store occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months Ended September 30,	2017	2016	Variance	% Change
Revenues	$1,387,926	$1,241,531	$146,395	11.8%
Cost of operations	$568,159	$479,225	$88,934	18.6%
Net operating income	$819,767	$762,306	$57,461	7.5%
Depreciation and amortization	$178,597	$161,000	$17,597	10.9%
Net leasable square footage at period end	526,194	485,874	40,320	8.3%
Net leased square footage at period end	484,066	443,964	40,103	9.0%
Overall square foot occupancy at period end	92.0%	91.4%	0.6%	0.7%
Total annualized revenue per leased square foot	$11.47	$11.19	$0.28	2.5%
Total available leasable storage units	4,070	3,868	202	5.2%
Number of leased storage units	3,697	3,410	287	8.4%

SAME - STORE PROPERTIES

Nine Months Ended September 30,	2017	2016	Variance	% Change
Revenues	$3,980,131	$3,582,052	$398,079	11.1%
Cost of operations	$1,579,267	$1,459,639	$119,628	8.2%
Net operating income	$2,400,864	$2,122,413	$278,451	13.1%
Depreciation and amortization	$540,021	$482,843	$57,178	11.8%
Net leasable square footage at period end	526,194	485,874	40,320	8.3%
Net leased square footage at period end	484,066	443,964	40,103	9.0%
Overall square foot occupancy at period end	92.0%	91.4%	0.6%	0.6%
Total annualized revenue per leased square foot	$10.96	$10.76	$0.21	1.9%
Total available leasable storage units	4,070	3,868	202	5.2%
Number of leased storage units	3,697	3,410	287	8.4%

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated:

				For the Period
				January 19, 2016
	For the Three Months Ended September 30,		Nine Months Ended	through
	2017	2016	September 30, 2017	September 30, 2016
Net loss	$(129,346)	$(217,372)	$(125,524)	$(180,557)
Adjustments:
General and administrative	640,566	393,561	1,489,566	1,055,014
Depreciation and amortization	439,342	236,503	1,341,261	595,478
Business development and property acquisition costs	105	238,537	14,295	397,570
Dividend and interest income	(15,591)	(46,905)	(41,965)	(133,559)
Interest expense	220,209	219,859	660,626	236,511
Non same-store revenues	(544,881)	(107,107)	(1,547,723)	(107,107)
Non same-store cost of operations	204,383	43,786	600,424	43,786
Other real estate expenses	4,980	1,444	9,904	2,196
Combined adjustment for the period January 1, 2016 to January 18. 2016 (1)	—	—	—	213,081
Total same-store net operating income	$819,767	$762,306	$2,400,864	$2,122,413

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Same-store revenues	$1,387,926	$1,241,531	$3,980,131	$3,582,052
Same-store cost of operations	568,159	479,225	1,579,267	1,459,639
Total same-store net operating income	$819,767	$762,306	$2,400,864	$2,122,413

(1) For comparability purposes, the same-store information presented for the period from January 1, 2016 to January 18, 2016 under investment company accounting and for the period from January 19, 2016 through September 30, 2016 under operating company accounting are presented combined for the first nine months of 2016. Management believes this presentation is more meaningful to investors as there was no significant change in same-store revenue streams and other financial metrics or the same-store non-financial statistical information as a result of our change in status from an investment company to an operating company. The following table presents the combined adjustment for the period January 1, 2016 to January 18, 2016.

Net income	$45,399
Adjustments:
General and administrative	111,247
Depreciation and amortization	54,084
Dividend and interest income	(2,958)
Other property expenses	5,309
Combined adjustment for the period January 1, 2016 to January 18. 2016	$213,081

Analysis of Same-Store Revenue

For the three and nine months ended September 30, 2017, the 11.8%, or $146,395, and 11.1%, or $398,079, revenue increases for those periods, respectively, were attributable to, among other things, a 9% increase in net leased square footage. The increase in net leased square footage was due primarily to a successful lease-up of our Bolingbrook store expansion, and to the continuing successful lease-up of our available storage units in our Illinois, Indiana, Pennsylvania, New York, and South Carolina stores. Same-store average overall square foot occupancy for all of the Company’s stores combined increased to 92.0% at September 30, 2017, up from 91.4% at September 30, 2016, primarily due to the aforementioned successful lease-up activity at those stores.

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

We currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases in the remainder of 2017 to be slightly less than the prior year.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of September 30, 2017, our average tenant duration of stay is approximately 2.8 years, up from approximately 2.6 years as of September 30, 2016.

Analysis of Same-Store Cost of Operations

For the three and nine months ended September 30, 2017, same-store cost of operations increased 18.6%, or $88,934, and 8.2%, or $119,628, respectively, compared to the same periods in 2016. This increase in same-store cost of operations was due primarily to increased store level employment costs and increased property taxes and administrative expenses, which were partially offset by reduced advertising and marketing costs and repair and maintenance expenses.

On-site store manager, regional manager, and district manager payroll expense increased 31.1%, or $43,186, for the three months ended September 30, 2017 versus the same period in 2016, and 27.4%, or $109,577, for the nine months ended September 30, 2017 versus the same period in 2016. This increase was due primarily to an increase in the number of same-store manager, regional manager, and a vice president - operations level employee, wage increases, and higher employee health plan expenses. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores.

Store property tax expense increased 18.1%, or $28,332, and 8.4%, or $37,754, for the three and nine months ended September 30, 2017, respectively, versus the same periods in 2016, primarily due to higher assessed values. We currently expect store property tax expense to increase at a somewhat greater rate during the remainder of 2017 and in 2018, due to an expected phaseout of the Class 8 tax incentive granted to SSG Dolton LLC and higher assessed values due to planned expansions.

Repairs and maintenance expense increased 24.7%, or $5,787, and decreased 22.6%, or $19,539, for the three and nine months ended September 30, 2017 versus the same periods in 2016. These expenses were comprised mostly of our ongoing LED lighting replacement program during 2016, which continues into 2017 at a somewhat lesser rate as our stores become fully converted to LED. Going forward into the remainder of 2017, we anticipate continued focus on our LED light replacement program and other property and energy efficiency conversions as applicable. At our stores fully converted to LED lighting, we have realized utilities expense savings of 10% to 40%, depending on the store, due to lower kilowatt per hour usage.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utility expense increased 9.2%, or $2,806, and 11.2%, or $10,739, for the three and nine months ended September 30, 2017 versus the same periods in 2016, primarily due to increased energy usage due to 2017’s harsher winter compared to 2016’s milder winter in most of our stores’ areas which was partially offset by the benefit of lower electricity usage due to our LED light replacement program. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in slightly higher net utility costs in the remainder of 2017.

Landscaping expenses, which include snow removal costs, decreased 1.3%, or $214, and 26.8%, or $15,815, for the three and nine months ended September 30, 2017 versus the same periods in 2016, primarily due to lower snow removal costs. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in the remainder of 2017, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 9.2%, or $4,867, and 22.3%, or $38,550 for the three and nine months ended September 30, 2017 versus the same periods in 2016, primarily due to the decreased internet advertising expenses and the one-time costs during 2016 associated with the production and addition of size estimator and locations videos to our stores’ website, www.GlobalSelfStorage.us. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a nominal rate in the remainder of 2017.

Other direct store costs include general and administrative expenses incurred at the stores, such as store insurance, business license costs, bank charges related to processing the stores’ cash receipts, credit card fees, and the cost of operating each store’s rental office including supplies and telephone data communication lines. These costs (primarily store property insurance) increased 4.8%, or $1,708, and 13.1%, or $15,254 for the three and nine months ended September 30, 2017 versus the same periods in 2016. Increased store level cost efficiencies and fewer tenants’ stored items auctions contributed to the decreased expenses, which were partially offset by increases in our credit card or merchant fees. Credit card fees increased due to a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in seeking to build a higher quality overall tenant base. We currently expect moderate increases in other direct store costs in the remainder of 2017.

Combined Same-Store and Non Same-Store Self Storage Operations

At September 30, 2017, we owned seven same-store facilities and four non same-store facilities. The non same-store facilities are SSG Fishers LLC, SSG Lima LLC, SSG Clinton LLC, and SSG Millbrook LLC.

For comparability purposes, the Combined store information presented for the period from January 1, 2016 to January 18, 2016 under investment company accounting and for the period from January 19, 2016 through September 30, 2016 under operating company accounting are presented combined for the first nine months of 2016 in the discussion that follows. Management believes this presentation is more meaningful to investors as there was no significant change in Combined store revenue streams and other financial metrics or the Combined store non-financial statistical information as a result of our change in status from an investment company to an operating company.

Combined store average overall square foot occupancy at September 30, 2017 increased by 0.6% to 92.0% from 91.4% at September 30, 2016. This includes the impact from our Bolingbrook store expansion project completed during the fourth quarter of 2016.

We grew our top-line results by increasing Combined store revenues by 43.3% and 49.8% for the three and nine months ended September 30, 2017 versus the same periods in 2016. Combined store cost of operations increased by 47.7% and 45.0% for the three and nine months ended September 30, 2017 versus the same periods in 2016. Combined store NOI increased by 40.5% and 53.2% for the three and nine months ended September 30, 2017 versus the same periods in 2016.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives, drive-by curb appeal, and superior roadside signage which helped deliver new tenant inquiries and enabled our Combined store overall average occupancy to maintain at or above 90% as of September 30, 2017. Also, contributing to our strong results were our customer service efforts which we believe were essential in building local brand loyalty resulting in referral and word-of-mouth market demand for our storage units and services.

These results are summarized as follows:

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

Three Months Ended September 30,	2017	2016	Variance	% Change
Revenues	$1,932,807	$1,348,638	$584,169	43.3%
Cost of operations	$772,540	$523,008	$249,532	47.7%
Net operating income	$1,160,267	$825,630	$334,637	40.5%
Depreciation and amortization	$381,269	$185,775	$195,494	105.2%
Net leasable square footage at period end	750,163	652,813	97,350	14.9%
Net leased square footage at period end	689,932	596,374	93,558	15.7%
Overall square foot occupancy at period end	92.0%	91.4%	0.6%	0.7%
Total available leasable storage units	5,542	4,973	569	11.4%
Number of leased storage units	5,031	4,419	612	13.8%

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

Nine Months Ended September 30,	2017	2016	Variance	% Change
Revenues	$5,527,855	$3,689,158	$1,838,697	49.8%
Cost of operations	$2,179,689	$1,503,424	$676,265	45.0%
Net operating income	$3,348,166	$2,185,734	$1,162,432	53.2%
Depreciation and amortization	$1,167,476	$507,618	$659,858	130.0%
Net leasable square footage at period end	750,163	652,813	97,350	14.9%
Net leased square footage at period end	689,932	596,374	93,558	15.7%
Overall square foot occupancy at period end	92.0%	91.4%	0.6%	0.7%
Total available leasable storage units	5,542	4,973	569	11.4%
Number of leased storage units	5,031	4,419	612	13.8%

The following table presents a reconciliation of combined same-store and non same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated:

				For the Period
				January 19, 2016
	For the Three Months Ended September 30,		Nine Months Ended	through
	2017	2016	September 30, 2017	September 30, 2016
Net loss	$(129,346)	$(217,372)	$(125,524)	$(180,557)
Adjustments:
General and administrative	640,566	393,561	1,489,566	1,055,014
Depreciation and amortization	439,342	236,503	1,341,261	595,478
Business development and property acquisition costs	105	238,537	14,295	397,570
Dividend and interest income	(15,591)	(46,905)	(41,965)	(133,559)
Interest expense	220,209	219,859	660,626	236,511
Other real estate expenses	4,982	1,447	9,907	2,196
Combined adjustment for the period January 1, 2016 to January 18. 2016 (1)	—	—	—	213,081
Total combined same-store and non same-store net operating income	$1,160,267	$825,630	$3,348,166	$2,185,734

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Combined same-store and non same-store revenues	$1,932,807	$1,348,638	$5,527,855	$3,689,158
Combined same-store and non same-store cost of operations	772,540	523,008	2,179,689	1,503,424
Total combined same-store and non same-store net operating income	$1,160,267	$825,630	$3,348,166	$2,185,734

(1) For comparability purposes, the combined same-store and non same-store information presented for the period from January 1, 2016 to January 18, 2016 under investment company accounting and for the period from January 19, 2016 through September 30, 2016 under operating company accounting are presented combined for the first nine months of 2016. Management believes this presentation is more meaningful to investors as there was no significant change in combined same-store and non same-store revenue streams and other financial metrics or the combined same-store and non same-store non-financial statistical information as a result of our change in status from an investment company to an operating company. The following table presents the combined adjustment for the period January 1, 2016 to January 18, 2016.

Net income	$45,399
Adjustments:
General and administrative	111,247
Depreciation and amortization	54,084
Dividend and interest income	(2,958)
Other property expenses	5,309
Combined adjustment for the period January 1, 2016 to January 18. 2016	$213,081

Analysis of Combined Same-Store and Non Same-Store Revenue

For the three and nine months ended September 30, 2017, the 43.3%, or $584,169, and 49.8%, or $1,838,697, revenue increases for those periods, respectively, versus the same periods in 2016, were attributable to, among other things, a 15.7% increase in net leased square footage and to the results of our revenue rate management program of raising existing tenant rates. This increase in net leased square feet, as a result of our Fishers, IN, Lima, OH, Clinton, CT, and Millbrook, NY acquisitions and our expansion at our Bolingbrook, IL store, is currently expected to positively affect Combined store revenues for the remainder of 2017. Our lower year-over-year total annualized revenue per leased square foot number was primarily due to some of the larger, new store acquisitions offering much lower cost, non-climate-controlled square feet (for example, our Lima acquisition) versus the rest of our store portfolio.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us seek to maximize each store’s occupancies and our self storage revenue and NOI. We believe that through our various marketing initiatives, we can seek to continue to attract high quality, long term tenants who we expect will be storing with us for years. As of September 30, 2017, our average tenant duration of stay is approximately 2.8 years, up from approximately 2.6 years as of September 30, 2016.

Analysis of Combined Same-Store and Non Same-Store Cost of Operations

Combined store cost of operations increased 47.7%, or $249,532, and 45.0%, or $676,265, for the three and nine months ended September 30, 2017 versus the same periods in 2016.

This increase in Combined store cost of operations was due primarily to increased store level employment costs including rising employee health plan expenses and increased property taxes and administrative expenses due to our new store acquisitions, which were partially offset by reduced advertising and marketing costs and repair and maintenance expenses.

On-site store manager and supervisory payroll expense increased 72.1%, or $105,983, and 74.2%, or $302,815, for the three and nine months ended September 30, 2017 versus the same periods in 2016. This increase was due primarily to an increase in the number of store level and supervisory employees due to our new store acquisitions, the addition of a vice president - operations level employee, wage increases, and higher employee health plan expenses. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as store, district, and regional managers.

Store property tax expense increased 28.6%, or $50,166, and 31.4%, or $146,663, for the three and nine months ended September 30, 2017 versus the same periods in 2016, primarily due to increased tax expense associated with our new store acquisitions. We currently expect store property tax expense to increase at a somewhat greater rate during the remainder of 2017 and in 2018, due to an expected phaseout of the Class 8 tax incentive granted to SSG Dolton LLC and higher assessed values due to planned store expansions.

Repairs and maintenance expense increased 65.5%, or $ 16,383, and decreased 0.8%, or $663, for the three and nine months ended September 30, 2017 versus the same periods in 2016, primarily due to decreased repairs and maintenance costs associated with our new store acquisitions. These 2016 expenses were comprised mostly of our ongoing LED lighting replacement program, which continues in 2017 at a somewhat lesser rate as our stores become fully converted to LED. Going forward into the remainder of 2017, we anticipate continued focus on our LED light replacement program and other property and energy efficiency conversions as applicable. At our stores fully converted to LED lighting, we have realized utilities expense savings of 10% to 40%, depending on the store, due to lower kilowatt per hour usage.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utility expense increased 58.7%, or $20,201, and 65.6%, or $65,133, for the three and nine months ended September 30, 2017 versus the same periods in 2016, primarily due to increased utility costs associated with our new store acquisitions. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in slightly higher net utility costs in the remainder of 2017.

Landscaping expenses, which include snow removal costs, increased 39.7%, or $6,318, and 13.8%, or $8,132, for the three and nine months ended September 30, 2017 versus the same periods in 2016, primarily due to increased landscaping costs associated with our new store acquisitions. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in the remainder of 2017, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 11.5%, or $6,585, for the three months ended September 30, 2017 and increased 8.9%, or $15,893, for the nine months ended September 30, 2017 versus the same periods in 2016, primarily due to increased marketing costs associated with our new store acquisitions and to the increased internet advertising expenses and one-time costs associated with the production and addition of size estimator and locations videos to our stores’ website, www.GlobalSelfStorage.us. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a somewhat lesser rate in the remainder of 2017.

Other direct store costs include general and administrative expenses incurred at the stores, such as store insurance, business license costs, bank charges related to processing the stores’ cash receipts, credit card fees, and the cost of operating each store’s rental office including supplies and telephone data communication lines. These costs increased 46.2%, or $18,588, and 66.1%, or $79,723, for the three and nine months ended September 30, 2017 versus the same periods in 2016, primarily due to increased store property insurance costs associated with our new store acquisitions. We experienced increased credit card or merchant fees, due to a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in seeking to build a higher quality overall tenant base. These and other expense increases were partially offset by an increase in store level cost efficiencies and fewer tenants’ stored items auctions. We currently expect moderate increases in other direct store costs in the remainder of 2017.

Depreciation and amortization increased from $185,775 to $381,269, an increase of $195,494, or 105.2%, for the three months ended September 30, 2017 versus the same period in 2016 and increased from $507,618 to $1,167,476, an increase of $659,858, or 130.0%, for the nine months ended September 30, 2017 versus the same period in 2016. The difference is primarily attributable to depreciation of the building and fixtures related to the 2016 store acquisitions, the expansion of the Bolingbrook store, amortization of the in-place leases related to the 2016 store acquisitions, and the shorter 2016 comparable period commencing on January 19, 2016, the effective date of the Company’s deregistration as an investment company, versus a full three and nine month period in 2017.

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

Three Months Ended September 30,	2017	2016	Variance	% Change
General and administrative	$640,566	$393,561	$247,005	62.8%

Nine Months Ended September 30,2017 compared to the Period January 19, 2016 to September 30, 2016	2017	2016	Variance	% Change
General and administrative	$1,489,566	$1,055,014	$434,552	41.2%

General and administrative expenses increased 62.8%, or $247,005, for the three months ended September 30, 2017 versus the same period in 2016, and 41.2%, or $434,522, for the nine months ended September 30, 2017 versus the period January 19, 2016 to September 30, 2016. The increase in the general and administrative expense during the nine months ended September 30, 2017 is primarily attributable to an increase in legal, accounting, compliance, NASDAQ listing fees, and investor relations and capital market consulting expenses. The increase in the general and administrative expense during the most recent quarter is primarily attributable to legal expenses in connection with one-off regulatory filings, the creation of the Company’s 2017 Equity Incentive Plan, and comprehensive changes to our charter and bylaws to complete the transformation from an investment company to an operating company.  We experienced certain cost reductions due to our transition from an investment company to an operating company, such as costs associated with fund accounting, custodian, registration, and quarterly appraisals. Concomitantly, we experienced increased legal, accounting, regulatory compliance, and investor relations expenses. Going forward, although we currently expect some general and administrative expense reductions associated with our discontinued registration as an investment company, we are incurring, and expect to incur, a number of new expenses related to, among other things, the Company’s current reporting and regulatory requirements. In 2016, the Company incurred fees and expenses of approximately $646,000 associated with the Loan Documents, the majority of which were capitalized and are amortized over the term of the loan.

Analysis of Business Development and Store Acquisition Expenses

Business development and store acquisition expenses decreased from $238,537 for the three months ended September 30, 2016 and $397,570 during the period January 19, 2016 to September 30, 2016 to $105 and $14,295 for the three and nine months ended September 30, 2017, respectively. These costs primarily consisted of legal and consulting costs in connection with business development activities and future potential store acquisitions. The majority of these expenses are non-recurring and may fluctuate based on periodic business development and acquisition activities.

Analysis of Loan Interest and Amortization Expenses

Loan interest expense payments relating to the aforementioned $20 million loan increased from $219,859 for the three months ended September 30, 2016 and $236,511 for the period January 19, 2016 to September 30, 2016 to $220,209 and $660,626 for the three and nine months ended September 30, 2017. Going forward, the cash payments for this expense are expected to be $69,867 per month until June 2018, at which point the monthly interest and amortization payment due is expected to increase to $107,699 where it will remain payable every month until June 2036.

Analysis of Global Self Storage FFO and AFFO

The following tables present reconciliation and computation of net income to FFO and AFFO and earnings per share to FFO and AFFO per share:

				For the Period
				January 19, 2016
	For the Three Months Ended September 30,		Nine Months Ended	through
	2017	2016	September 30, 2017	September 30, 2016
Net loss	$(129,346)	$(217,372)	$(125,524)	$(180,557)
Eliminate items excluded from FFO:
Depreciation and amortization	439,342	236,503	1,341,261	595,478
FFO attributable to common stockholders	309,996	19,131	1,215,737	414,921
Adjustments:
Severance related to the departure of a company officer	66,347	—	66,347	—
Business development and property acquisition costs	105	238,537	14,295	397,570
AFFO	$376,448	$257,668	$1,296,379	$812,491

FFO and FFO as adjusted per weighted average shares outstanding
Net loss	$(0.02)	$(0.03)	$(0.02)	$(0.02)
Eliminate items excluded from FFO:
Depreciation and amortization	0.06	0.03	0.18	0.08
FFO per share attributable to common stockholders	0.04	0.00	0.16	0.06
Adjustments:
Severance related to the departure of a company officer	0.01	—	0.01	—
Business development and property acquisition costs	0.00	0.03	0.00	—
AFFO per share attributable to common stockholders	$0.05	$0.03	$0.17	$0.06

Analysis of Global Self Storage Store Expansions and Redevelopment Operations

In addition to actively reviewing a number of store and portfolio acquisition opportunities, we have been working to further develop and expand our current stores.

At our Sadsburyville, PA store in May 2015, we completed construction of a state-of-the-art, all climate-controlled two story storage building, adding 16,756 leasable square feet featuring a number of unique drive-up, climate controlled units. This expansion appears to have been well received by the local market. As of September 30, 2017, approximately 28 months after construction was completed and lease-up commenced, 93.8% of the first floor and 93.7% of the entire building have been leased. Total entire store occupancy as of September 30, 2017 was 90.5%, up from 86.9% as of December 31, 2016.

At our Bolingbrook, IL store in November 2016, all site work, construction, and final inspections and approvals of the expansion project in Bolingbrook, IL were completed. This expansion has added approximately 43,750 leasable square feet and 304 of climate-controlled and traditional storage units bringing the total to 110,300 leasable square feet and 788 storage units. The project cost approximately $2,600,000, which equates to an all-in cost of approximately $59 per square foot. As of September 30, 2017, 92.3%, or 40,675 square feet, of the five-building expansion leasable square feet had been leased and total entire store occupancy as of September 30, 2017 was 91.8%, up from 62.2% as of December 31, 2016.

We are currently in the initial stages of the expansion of our Merrillville, IN store that includes the construction of three new traditional drive-up storage unit buildings totaling 13,300 gross square feet. Currently, the approximate budget for this project is $400,000. We commenced this project the first week of October 2017 and currently anticipate that the construction project will proceed accordingly, with construction completion in approximately three to six months.  However, there is no guarantee that we will complete this project within the projected timeframe or at all.

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

Analysis of Realized and Unrealized Gains (Losses)

Realized gains for the nine month periods ended September 30, 2017 and 2016 were $0 and $0, respectively. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we plan to liquidate our investment securities holdings and potentially realize gains or losses. As of September 30, 2017, our unrealized gain on investment securities available-for-sale was $696,686.

Distributions and Closing Market Prices

Distributions for the three months ended September 30, 2017 totaled $0.065 per share, and distributions for the nine months ended September 30, 2017 totaled $0.195 per share. The Company’s closing market price as of September 30, 2017 was $4.83 and as of December 31, 2016 was $4.77. Past performance does not guarantee future results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits – See Exhibit Index below.

Exhibit Index

Exhibit Item Number and Description	Incorporated by Reference to	Filed Herewith

3.1 Articles Supplementary of Global Self Storage, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 20, 2017 and incorporated herein by reference)	X

3.2 Articles of Amendment and Restatement of Global Self Storage, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 20, 2017 and incorporated herein by reference)	X

3.3 Second Amended and Restated Bylaws of Global Self Storage, Inc. (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 20, 2017 and incorporated herein by reference)	X

4.1 First Amendment, dated October 20, 2017, to Rights Agreement, dated as of January 29, 2016, between Global Self Storage, Inc. and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2017 and incorporated herein by reference)

X

10.1 Global Self Storage, Inc. 2017 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2017 and incorporated herein by reference)	X

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

101. The following materials from Global Self Storage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statement of Comprehensive Income, (4) Consolidated Statement of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Financial Statements.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: November 13, 2017	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: November 13, 2017	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)