Form 10-K
period 2017-12-31
Global Self Storage, Inc.
filed 2018-04-02
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒   Yes  ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒   Yes  ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $35,250,115 based upon the closing price on the Nasdaq Capital Market on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of March 16, 2018, was 7,619,469.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in connection with the registrant’s annual stockholders’ meeting to be held in 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

STATEMENT ON FORWARD LOOKING INFORMATION

Certain information presented in this annual report may contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning the Company’s plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, and other information that is not historical information. In some cases, forward looking statements can be identified by terminology such as “believes,” “expects,” “plans,” “intends,” “estimates,” “may,” “will,” “should,” “anticipates” or “intends,” or the negative of such terms or other comparable terminology, or by discussions of strategy. All forward-looking statements by the Company involve known and unknown risks, uncertainties and other factors, many of which are beyond the control of the Company, which may cause the Company’s actual results to be materially different from those expressed or implied by such statements. The Company may also make additional forward looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by the Company or on its behalf, are also expressly qualified by these cautionary statements. All forward-looking statements, including without limitation, the Company’s examination of historical operating trends and estimates of future earnings, are based upon the Company’s current expectations and various assumptions. The Company’s expectations, beliefs and projections are expressed in good faith and it believes there is a reasonable basis for them, but there can be no assurance that the Company’s expectations, beliefs and projections will result or be achieved. All forward looking statements apply only as of the date made. Except as required by law, the Company undertakes no obligation to publicly update or revise forward looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this annual report.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in “Item 1A. Risk Factors” and in our other filings with the Securities and Exchange Commission (the “SEC”). Such factors include, but are not limited to:

•

general risks associated with the ownership and operation of real estate, including changes in demand, risks related to development of self storage properties, potential liability for environmental contamination, natural disasters and adverse changes in tax, real estate and zoning laws and regulations;

•	risks associated with downturns in the national and local economies in the markets in which we operate, including risks related to current economic conditions and the economic health of our customers;
•	the impact of competition from new and existing self storage and commercial properties and other storage alternatives;
•	difficulties in our ability to successfully evaluate, finance, integrate into our existing operations, and manage acquired and developed properties;
•	risks related to our development of new properties and/or participation in joint ventures;
•	risks of ongoing litigation and other legal and regulatory actions, which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business;
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

General

Global Self Storage, Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”). The Company’s stores are located in the Northeast, Mid-Atlantic and Mid-West regions of the United States.

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

On February 29, 2012, the Company's stockholders approved a proposal to change the Company's business from an investment company to an operating company that owns, operates, manages, acquires, develops, and redevelops professionally managed self storage properties and seeks to qualify as a REIT for U.S. federal tax purposes (the “Business Proposal”).

The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. Accordingly, effective January 19, 2016 and in connection with the Business Proposal, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), from an investment company under the 1940 Act, and listed its common stock on the Nasdaq Capital Market (“NASDAQ”) under the symbol “SELF”. The Company's fiscal/taxable year ends December 31.

The Company was incorporated on December 12, 1996 under the laws of the state of Maryland. The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To the extent the Company continues to qualify as a REIT, it will not generally be subject to U.S. federal income tax, with certain limited exceptions, on the taxable income that is distributed to its stockholders.

Business Activities

As of December 31, 2017, the Company had 27 total employees and owns, operates and manages, through its wholly owned subsidiaries, eleven stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, and South Carolina. As of December 31, 2017, these properties total 748,017 net leasable square feet and offer 5,530 storage units. In addition to traditional and climate-controlled units, many of the properties feature both covered and outside auto/RV/boat storage. The Company invests in stores by acquiring stores through its wholly owned subsidiaries and operates primarily in one segment:  rental operations.

We continue to evaluate and enact a range of new initiatives and opportunities in order to help enable us maximize our stores’ financial performance and stockholder value. Our strategies in seeking to maximize our stores’ financial performance and stockholder value include, among others, the following:

•	continue to implement and refine our move-in rate management systems in seeking to maximize occupancies and thus revenue derived from our store portfolio;
•	continue to implement and refine our existing tenant revenue rate management systems in seeking to maximize revenue per leased square foot from our store portfolio;
•

continue to implement and refine our digital, drive-by, and referral marketing programs in seeking to attract more and higher quality (e.g. credit card paying) customers to our stores at a lower net cost; and

•	continue to pursue the acquisition of single stores and small portfolios that we believe can add stockholder value.

Our stores are generally located in densely populated and high traffic areas near major roads and highways. All of our stores display prominent road signage and most feature LED marquee boards describing the store features and move-in rent specials. Our stores are generally located in areas with strict zoning laws and attentive planning boards which make it difficult for our competition to develop new properties near ours. As we evaluate potential stores, we seek stores in areas with these high barriers to entry.

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

We have registered the trademark and developed the brand “Global Self Storage.” We have developed a corporate logo and have incorporated it on all of our on-site signage, advertising and other marketing materials. This branding process has included the creation and development of the www.GlobalSelfStorage.us website, whereby prospective customers can rent a storage unit or learn about the features of any of our self storage properties in their various locations. We continue to develop the Global Self Storage internet presence through advertising and search engine optimization. We solicit tenant reviews for posting to the “Testimonials” section of our website and encourage others to view these reviews. We have found that a reliable source of new tenants is through referrals of current tenants. Existing self storage customers may also pay their storage unit rent online through www.GlobalSelfStorage.us.

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

Each of our stores features a rental and payment center kiosk available 24 hours a day, seven days a week, where prospective tenants can rent a unit and current tenants can pay their rent. All of our stores have on-site property managers who are committed to delivering the finest customer service. We utilize a customer call center to handle telephone inquiries from current and prospective tenants whenever our store managers are not available. They can respond to questions about our properties and storage features, and book reservations. We seek to deliver convenience and high quality customer service to our tenants, as well as maintain clean and secure stores at all times.

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

Our Acquisition Strategy

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

Our Financing Strategy

Our financing strategy is to minimize the cost of our capital in order to maximize the returns generated for our stockholders.

On June 24, 2016, certain of our wholly owned subsidiaries (“Secured Subsidiaries”) entered into a loan agreement and certain other related agreements (collectively, the “Loan Agreement”) between the Secured Subsidiaries and Insurance Strategy Funding IV, LLC (the “Lender”). Under the Loan Agreement, the Secured Subsidiaries borrowed from Lender the principal amount of $20 million pursuant to a promissory note (the “Promissory Note”). The Promissory Note bears interest at a rate equal to 4.192% per annum and is due to mature on July 1, 2036. Pursuant to a security agreement (the “Security Agreement”), the obligations under the Loan Agreement are secured by certain real estate assets owned by the Secured Subsidiaries. J.P. Morgan Investment Management, Inc. acted as Special Purpose Vehicle Agent of the Lender. We entered into a non-recourse guaranty (the “Guaranty” and together with the Loan Agreement, the Promissory Note and the Security Agreement, the “Loan Documents”) on June 24, 2016 to guarantee the payment to Lender of certain obligations of the Secured Subsidiaries under the Loan Agreement. We have used some of the proceeds from the Loan Agreement to acquire four new self storage properties.

Item 1A.	Risk Factors.

An investment in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the following risk factors, together with the other information contained in this Annual Report on Form 10-K. If any of the risks discussed in this Annual Report on Form 10-K occurs, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Risks Related to our Self Storage Properties and our Business

Adverse economic or other conditions in the markets in which we do business and more broadly could negatively affect our occupancy levels and rental rates and therefore our operating results.

Our operating results are dependent upon our ability to achieve optimal occupancy levels and rental rates at our self storage properties. Adverse economic or other conditions in the markets in which we do business, may lower our occupancy levels and limit our ability to maintain or increase rents or require us to offer rental discounts. No single customer represents a significant concentration of our revenues. The following adverse developments, among others, in the markets in which we do business may adversely affect the operating performance of our properties:

o	perceptions by prospective tenants of our self storage properties of the safety, convenience, and attractiveness of such properties and the areas in which they are located;
o	industry slowdowns, relocation of businesses and changing demographics may adversely impact the markets in which we invest and in which our self storage properties operate;
o

periods of economic slowdown or recession, rising interest rates, or declining demand for self storage or the public perception that any of these events may occur could result in a general decline in rental rates or an increase in tenant defaults; and

o	actual or perceived oversupply or declining demand for self storage in a particular area.

Our storage leases are relatively short-term in nature, which exposes us to the risk that we may have to re-lease our units and we may be unable to do so on attractive terms, on a timely basis or at all.

If we are unable to promptly re-let our units or if the rates upon such re-letting are significantly lower than expected, then our business and results of operations would be adversely affected. Any delay in re-letting units as vacancies arise would reduce our revenues and harm our operating results. In addition, lower than expected rental rates upon re-letting could adversely affect our revenues and impede our growth.

Increases in taxes and regulatory compliance costs may reduce our income and adversely impact our cash flows.

Increases in income or other taxes generally are not passed through to tenants under leases and may reduce our net income, funds from operations (“FFO”), cash flows, financial condition, ability to pay or refinance our debt obligations, ability to make cash distributions to stockholders, and the trading price of our securities. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures, which could result in similar adverse effects.

Our property taxes could increase due to various reasons, including a reassessment, which could adversely impact our operating results and cash flow.

The value of our properties may be reassessed for property tax purposes by taxing authorities including as a result of the acquisition of new self storage properties. Accordingly, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past. Increases in property or other taxes generally are not passed through to tenants under leases and may reduce our results of operations and cash flow, and could be adversely affect our ability to pay any expected dividends to our stockholders.

Increases in operating costs may adversely affect our results of operation and cash flow.

Increases in operating costs, including insurance costs, labor costs, utilities, capital improvements, real estate assessments and other taxes and costs of compliance with REIT requirements and with other laws, regulations and governmental policies could adversely affect our results of operation and cash flow.

We depend upon our on-site personnel to maximize tenant satisfaction at each of our properties, and any difficulties we encounter in hiring, training, and maintaining skilled field personnel may harm our operating performance.

We depend upon our on-site personnel to maximize tenant satisfaction at each of our properties, and any difficulties we encounter in hiring, training and maintaining skilled field personnel may harm our operating performance. The general professionalism of a site’s managers and staff are contributing factors to a site’s ability to successfully secure rentals and retain tenants. If we are unable to successfully recruit, train and retain qualified field personnel, our quality of service could be adversely affected, which could lead to decreased occupancy levels and reduced operating performance.

We face competition from other self storage properties, which may adversely impact the markets in which we invest and in which our self storage properties operate.

Increased competition in the self storage business has led to both pricing and discount pressures. This increased competition could limit our ability to increase revenues in the markets in which we may operate. While some markets may be able to absorb an increase in self storage properties due to superior demographics and density, other markets may not be able to absorb additional properties and may not perform as well.

Rental revenues are significantly influenced by demand for self storage space generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio or if we owned a larger number of self storage properties.

Because our portfolio of properties consists of only self storage properties, we are subject to risks inherent in investments in a single industry. A decrease in the demand for self storage space would have a greater adverse effect on our rental revenues than it would if we owned a more diversified real estate portfolio. Demand for self storage space has been and could be adversely affected by ongoing weakness in the national, regional and local economies, changes in supply of, or demand for, similar or competing self storage properties in an area and the excess amount of self storage space in a particular market. To the extent that any of these conditions occur, they are likely to affect market rents for self storage space, which could cause a decrease in our rental revenue. Any such decrease could impair our operating results, ability to satisfy debt service obligations and ability to make cash distributions to our stockholders.

Further, we invest in a limited number of self storage properties. As a result, the potential effect on our financial condition, results of operations, and cash available for distribution to stockholders, resulting from poor performance at one or more of our self storage properties could be more pronounced than if we invested in a larger number of self storage properties.

We may not be successful in identifying and consummating suitable acquisitions, or integrating and operating acquired properties, which may adversely impact our growth.

We expect to make future acquisitions of self storage properties. We may not be successful in identifying and consummating suitable acquisitions that meet our criteria, which may impede our growth. We may encounter competition when we seek to acquire properties, especially for brokered portfolios. Aggressive bidding practices by prospective acquirers have been commonplace and this competition also may be a challenge for our growth strategy and potentially result in our paying higher prices for acquisitions including paying consideration for certain properties that may exceed the value of such properties. Should we pay higher prices for self storage properties or other assets, our potential profitability may be reduced. Also, when we acquire any self storage properties, we will be required to integrate them into our then existing portfolio. The acquired properties may turn out to be less compatible with our growth strategy than originally anticipated, may cause disruptions in our operations or may divert management’s attention away from day-to-day operations, which could impair our results of operations. Our ability to acquire or integrate properties may also be constrained by the following additional risks:

o	the inability to achieve satisfactory completion of due diligence investigations and other customary closing conditions;

o	spending more than the time and amounts budgeted to make necessary improvements or renovations to acquired properties;
o	the inability to build a captive pipeline of target properties that meet our rigorous underwriting standards;
o

the inability to accurately estimate occupancy levels, rental rates, operating costs or costs of improvements to bring an acquired property up to the standards established for our intended market position; and

o

encountering delays in the selection, acquisition, development or redevelopment of self storage properties which could adversely affect returns to stockholders and stockholders could suffer delays in the distribution of cash dividends attributable to any such properties.

We may not be able to develop a captive pipeline of acquisition targets without the use of non-refundable deposits.

We may be required to use non-refundable deposits to develop a captive pipeline of acquisition targets. If we are unable to raise the capital necessary to consummate such acquisitions we may be forced to abandon all or some of the acquisitions and forfeit any non-refundable deposits. If this occurs, it could adversely impact our operating results and our ability to pay any expected dividends to our stockholders.

We may acquire properties subject to liabilities which may adversely impact our operating results.

We may acquire properties subject to liabilities without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties. The costs associated with these liabilities may adversely impact our operating results.

Our investments in development and redevelopment projects may not yield anticipated returns which could adversely impact our economic performance.

In deciding whether to develop or redevelop a particular property, we make certain assumptions regarding the expected future performance of that property. These assumptions are inherently uncertain, and, if they prove to be wrong, then we may be subject to certain risks including the following:

•	we may not complete development projects on schedule or within projected budgeted amounts;
•	we may underestimate the costs necessary to bring a property up to the standards established for its intended market position;
•	we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations;
•	we may be unable to increase occupancy at a newly acquired property as quickly as expected or at all; and
•	we may be unable to obtain financing for these projects on favorable terms or at all.

The occurrence of such events could adversely affect the investment returns from these development or redevelopment projects and may adversely impact our economic performance.

Our performance is subject to risks associated with the real estate industry.

An investment in us is closely linked to the performance of the real estate markets in which we own self storage properties and subject to the risks associated with the direct ownership of real estate, including fluctuations in interest rates, inflation or deflation; declines in the value of real estate; and competition from other real estate investors with significant capital. Prevailing economic conditions affecting the real estate industry may adversely affect our business, financial condition and results of operations.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties.

We may be unable to promptly sell one or more properties in response to changing economic, financial and investment conditions. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot give assurances that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These transfer restrictions may impede our ability to sell a property even if we deem it necessary or appropriate. We may also have joint venture investments in certain of our properties and, consequently, our ability to control decisions relating to such properties may be limited.

Any negative perceptions of the self storage industry generally may result in a decline in our stock price.

To the extent that the investing public has a negative perception of the self storage industry, the value of our securities may be negatively impacted.

Costs associated with complying with the Americans with Disabilities Act of 1990 may result in unanticipated expenses.

Our self storage properties also are subject to risks related to changes in, and changes in enforcement of, federal, state and local laws, regulations and governmental policies, including fire and safety requirements, health, zoning and tax laws, governmental fiscal policies and the Americans with Disabilities Act of 1990 (“ADA”). Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Further, compliance with the ADA and other regulations may require us to make unanticipated expenditures that could significantly reduce cash available for distribution to stockholders. A failure to comply with the ADA or similar state laws could lead to government imposed fines on us and/or litigation, which could also involve an award of damages to individuals affected by the noncompliance. Such noncompliance also could result in an order to correct any noncomplying feature, which could result in substantial capital expenditures.

Extensive environmental regulation to which we are subject creates uncertainty regarding future environmental expenditures and liabilities.

Under environmental regulations such as the federal Comprehensive Environmental Response and Compensation Liability Act, owners and operators of real estate may be liable for the costs of investigating and remediating certain hazardous substances or other regulated materials on or in such property. Such laws often impose liability, without regard to knowledge or fault, for removal or remediation of hazardous substances or other regulated materials upon owners and operators of contaminated property, even after they no longer own or operate the property. Moreover, the past or present owner or operator of a property from which a release emanates could be liable for any personal injuries or property damages that may result from such releases, as well as any damages to natural resources that may arise from such releases. The presence of such substances or materials, or the failure to properly remediate such substances, may adversely affect the owner’s or operator’s ability to lease, sell or rent such property or to borrow using such property as collateral.

We may become subject to litigation or threatened litigation or other claims that may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business.

We may become subject to disputes with commercial parties with whom we maintain relationships or other parties with whom we do business. Any such dispute could result in litigation between us and the other parties. Whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its successful resolution (through litigation, settlement or otherwise), which would detract from our management’s ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant. In addition, any such resolution could involve our agreement with terms that restrict the operation of our business.

From time to time we may be required to resolve tenant claims and litigation and employment-related claims and litigation by corporate level and field personnel which could result in substantial liabilities to us. We also could be sued for personal injuries and/or property damage occurring at our properties. The liability insurance we maintain may not cover all costs and expenses arising from such lawsuits.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and cash flow.

We maintain comprehensive liability, fire, flood, earthquake, wind, extended coverage and rental loss insurance (as deemed necessary or as required by our lenders, if any) with respect to our properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, hurricanes, tornadoes, riots, acts of war or terrorism. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flow from a property. In addition, if any such loss is insured, we may be required to pay significant amounts on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss.

To the extent we invest in publicly traded REITs, our performance may be subject to the risks of investment in such securities.

The value of our investments in REITs may fluctuate, sometimes rapidly and unpredictably. Because REITs concentrate their assets in the real estate industry, the performance of REITs is closely linked to the performance of the real estate markets. Property values may fall due to increasing vacancies or declining rents resulting from economic, legal, cultural or technological developments, rising interest rates, and rising capitalization rates. REIT prices also may drop because of the failure of borrowers to pay their loans and poor management. In addition, there are specific risks associated with particular sectors of real estate investments such as self storage, retail, office, hotel, healthcare, and multi-family properties. Many REITs utilize leverage, which increases investment risk and could adversely affect a REIT’s operations and market value in periods of rising interest rates as well as risks normally associated with debt financing. In addition, a REIT’s failure to qualify as a REIT under the Code or failure to maintain exemption from registration under the Investment Company Act could adversely affect our operations and our qualification as a REIT under the Code. The failure of these investments to perform as expected may have a significant effect on our performance and our ability to make distributions to stockholders.

We may be unable to make distributions in the future, maintain our current level of distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders and the determination to make distributions will fall within the discretion of our Board of Directors. Our Board of Directors’ decisions to pay distributions will depend on many factors, such as our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our Board of Directors may deem relevant from time to time. Actual cash available for distributions may vary substantially from estimates. We may not have sufficient available cash from operations to make a distribution required to qualify for or maintain our REIT status. We may be required to borrow or make distributions that would constitute a return of capital which may reduce the amount of capital we invest in self storage properties. We cannot assure stockholders that we will be able to make distributions in the future, be able to maintain our current level of distributions or that our distributions will increase over time, and our inability to make distributions, or to make distributions at expected levels, could result in a decrease in the market price of our common stock.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support a variety of business process, including financial transaction and record, personally identifiable information, and tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant and other sensitive information. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. While, to date, we have not experienced a security breach, this risk has generally increased as the number, intensity and sophistication of such breaches and attempted breaches from around the world have increased. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, divert significant management attention and resources to remedy any damages that result, subject us to liability claims or regulatory penalties and have a material adverse effect on our business and results of operations.

Privacy concerns could result in regulatory changes that may harm our business.

Personal privacy has become a significant issue in the jurisdictions in which we operate. Many jurisdictions in which we operate have imposed restrictions and requirements on the use of personal information by those collecting such information. Changes to law or regulations affecting privacy, if applicable to our business, could impose additional costs and liability on us and could limit our use and disclosure of such information.

Risks Related to Our Organization and Structure

Management has limited prior experience operating a REIT and complying with the income, asset and other limitations imposed by the REIT provisions of the Code.

Management has limited prior experience operating a REIT. The REIT provisions of the Code are complex and the failure to comply with those provisions could cause us to fail to qualify as a REIT or could force us to pay unexpected taxes and penalties. Managing a portfolio of self storage properties under such constraints may hinder our ability to achieve our objectives. We have elected to qualify as a REIT under the Code, commencing with our taxable year ended December 31, 2013, and intend to continue to qualify as a REIT in 2018.

The ability of our Board of Directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.

Our Board of Directors may revoke or otherwise terminate our REIT election without the approval of stockholders if it determines that it is no longer in our best interests to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our net taxable income to stockholders, which may have adverse consequences on the total return to our stockholders.

Our business could be harmed if key personnel with business experience in the self storage industry terminate their employment with us.

Our officers have experience in the self storage industry and our success will depend, to a significant extent, on their services. There is no guarantee that any of them will remain employed with us. We do not generally maintain key person life insurance. The loss of services of one or more members of our senior management could harm our business.

Our management has limited experience operating a public company and therefore may have difficulty in successfully and profitably operating our business, or complying with regulatory requirements.

Our management has had limited experience operating a public company. As a result, we cannot assure you that we will be able to successfully execute our business strategies as a public company or comply with regulatory requirements applicable to public companies.

There may be conflicts of interest resulting from the relationships among us, our affiliates, and other related parties.

The outside business interests of our officers may divert their time and attention away from us, and may result in a potential conflict with respect to the allocation of business opportunities, which could harm our business. Our Board of Directors has adopted policies and procedures designed to mitigate these conflicts of interest, such as allocation procedures for determining the appropriate allocation of such business opportunities. Specifically, if any of our officers or directors who also serves as an officer, director, or advisor of our affiliates becomes aware of a potential transaction related primarily to the self storage business that may represent a corporate opportunity for us and one or more of our affiliates, such officer or director has no duty to present that opportunity to such affiliates and we will have the sole right to pursue the transaction if our Board of Directors so determines. Notwithstanding the foregoing, our officers or directors are encouraged to notify our affiliates of such an opportunity.

Certain provisions of Maryland law could inhibit changes in control of our company.

Certain “business combination” and “control share acquisition” provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Pursuant to the MGCL, our Board of Directors has by resolution exempted business combinations between us and any other person. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. However, there can be no assurance that these exemptions will not be amended or eliminated at any time in the future. Our charter and bylaws and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interest.

Our charter limits the liability of our present and former directors and officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our present and former directors and officers will not have any liability to us or our stockholders for money damages other than liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or
•	active and deliberate dishonesty by the director or officer that was established by a final judgment and is material to the cause of action.

Our charter authorizes us to indemnify our present and former directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each present and former director or officer, to the maximum extent permitted by Maryland law, in connection with any proceeding to which he or she is made, or threatened to be made, a party to or witness in by reason of his or her service to us as a director or officer or in certain other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our stockholders may have more limited rights against our present and former directors and officers than might otherwise exist absent the current provisions in our charter and bylaws or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

Our charter provides that, subject to the rights of holders of one or more classes or series of preferred shares, a director may be removed with cause, by the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of directors. Vacancies on our Board of Directors generally may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in our control that is in the best interests of our stockholders.

We may change our investment and financing strategies and enter into new lines of business without stockholder consent, which may subject us to different risks.

We may change our investment and financing strategies and enter into new lines of business at any time without the consent of our stockholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this document. A change in our investment strategy or our entry into new lines of business may increase our exposure to other risks or real estate market fluctuations.

If other self storage companies convert to a REIT structure or if tax laws change, we may no longer have an advantage in competing for potential acquisitions.

Because we are structured as a REIT, we are a more attractive acquirer of properties to tax-motivated sellers than our competitors that are not structured as REITs. However, if other self storage companies restructure their holdings to become REITs, this competitive advantage will disappear. In addition, new legislation may be enacted or new interpretations of existing legislation may be issued by the Internal Revenue Service (“IRS”), or the U.S. Treasury Department that could affect the attractiveness of the REIT structure so that it may no longer assist us in competing for acquisitions.

Our Board of Directors has the power to issue additional shares of our stock in a manner that may not be in the best interest of our stockholders.

Our charter authorizes our Board of Directors to issue additional authorized but unissued shares of common stock or preferred stock and to increase the aggregate number of authorized shares or the number of shares of any class or series without stockholder approval. In addition, our Board of Directors may classify or reclassify any unissued shares of common stock or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. Our Board of Directors could issue additional shares of our common stock or establish a series of preferred stock that could have the effect of delaying, deferring or preventing a change in control or other transaction that might involve a premium price for our securities or otherwise not be in the best interests of our stockholders.

Restrictions on ownership and transfer of our shares may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

In order for us to qualify as a REIT for each taxable year after our taxable year ended December 31, 2013, no more than 50% in value of our outstanding shares may be owned, directly or constructively, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our shares during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. Our charter contains, among other things, such customary provisions related to our current operation as a REIT and such other provisions that are consistent with the corporate governance profile of our public peers, including certain customary ownership limitations that prohibit, among other limitations, any person from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding share of our common stock or all classes and series of our capital stock. These ownership limits and the other restrictions on ownership and transfer of our shares in our charter could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Risks Related to Our Debt Financings

Disruptions in the financial markets could affect our ability to obtain debt financing on reasonable terms or at all and have other adverse effects.

Uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on favorable terms (or at all), which may negatively affect our ability to make acquisitions. A downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plans accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.

We depend on external sources of capital that are outside of our control, which could adversely affect our ability to acquire or develop properties, satisfy our debt obligations and/or make distributions to stockholders.

We depend on external sources of capital to acquire properties, to satisfy our debt obligations and to make distributions to our stockholders required to maintain our qualification as a REIT, and these sources of capital may not be available on favorable terms, or at all. Our access to external sources of capital depends on a number of factors, including the market’s perception of our growth potential and our current and potential future earnings and our ability to continue to qualify as a REIT for U.S. federal income tax purposes. If we are unable to obtain external sources of capital, we may not be able to acquire properties when strategic opportunities exist, satisfy our debt obligations or make cash distributions to our stockholders that would permit us to qualify as a REIT or avoid paying U.S. federal income tax on all of our net taxable income.

The terms and covenants relating to our indebtedness could adversely impact our economic performance.

The Loan Documentation for our credit facility contains (and any new or amended facility we may enter into from time to time will likely contain) customary affirmative and negative covenants, including financial covenants that, among other things, require us to comply with a minimum net worth (as defined in our Loan Documentation) of at least the outstanding principal balance of the loan and a minimum liquidity standard of at least 10% of the outstanding principal balance of the loan (as defined in our Loan Documentation). In the event that we fail to satisfy our covenants, we would be in default under our Loan Documentation and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of debt or equity capital may not be available to us, or may be available only on unattractive terms. Moreover, the presence of such covenants could cause us to operate our business with a view toward compliance with such covenants, which might not produce optimal returns for stockholders.

Risks Related to Our Qualification as a REIT

Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of operating cash flow to stockholders.

We have elected, and believe that we have been qualified, to be taxed as a REIT commencing with the taxable year ended December 31, 2013. Qualification for treatment as a REIT involves the application of highly technical and extremely complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify for REIT treatment. To qualify as a REIT, we must meet, on an ongoing basis through actual operating results, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding shares and the amount of our distributions. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis. Our ability to satisfy these asset tests depends upon an analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. In addition, we have held and may continue to hold investments in other publicly traded REITs. If any such publicly traded REIT fails to qualify as a REIT with respect to any period during which we hold or have held shares of such REIT, our ability to satisfy the REIT requirements could be adversely affected. Moreover, new legislation, court decisions or administrative guidance may, in each case possibly with retroactive effect, make it more difficult or impossible for us to qualify as a REIT. Thus, while we believe that we have been organized and operated and intend to operate so that we will continue to qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, no assurance can be given that we have qualified or will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire or services that we can provide in the future. We have not requested and do not plan to request a ruling from the IRS regarding our qualification as a REIT.

If we fail to qualify for treatment as a REIT at any time and do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income, and possibly could be required to borrow money or sell assets to pay that tax, thus substantially reducing the funds available for distribution for each year involved. Unless entitled to relief under specific statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which we lost our qualification. In addition, all distributions to stockholders, including capital gain dividends, would be subject to tax as regular dividends to the extent of our earnings and profits.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.

Even though we believe that we currently qualify for U.S. federal income tax purposes as a REIT, we may face tax liabilities that will reduce our cash flow, including taxes on any undistributed income, alternative minimum taxes, state or local income and property and transfer taxes, including real property transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease operating cash flow to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets or provide certain services to our tenants through one or more taxable REIT subsidiaries (“TRSs”), or other subsidiary corporations that will be subject to corporate-level income tax at regular corporate rates. Any TRSs or other taxable corporations in which we invest will be subject to U.S. federal, state and local corporate taxes. Furthermore, if we acquire appreciated assets from a corporation that is or has been a subchapter C corporation in a transaction in which the adjusted tax basis of such assets in the our hands is less than the fair market value of the assets, determined at the time we acquired such assets, and if we subsequently dispose of any such assets during the 5-year period (or with respect to certain prior years the 10-year period) following the acquisition of the assets from the C corporation, we will be subject to tax at the highest corporate tax rates on any gain from the disposition of such assets to the extent of the excess of the fair market value of the assets on the date that we acquired such assets over the basis of such assets on such date, which are referred to as built-in gains. Payment of these taxes generally could materially and adversely affect our income, cash flow, results of operations, financial condition, liquidity and prospects, and could adversely affect the value of our common stock and the ability to make distributions to stockholders.

To maintain our REIT qualification, we may be forced to borrow funds during unfavorable market conditions.

In order to maintain our REIT qualification and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, timing differences between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, current debt levels, the per share trading price of our common stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common stock.

Failure to make required distributions would subject us to tax, which would reduce the operating cash flow to stockholders.

Failure to make required distributions would subject us to tax, which would reduce the operating cash flow to our stockholders. In order to qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our net taxable income (excluding net capital gain). To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our net taxable income (including net capital gain), we would be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will incur a 4% non-deductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws.  Although we intend to distribute our net taxable income to our stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid the 4% non-deductible excise tax, it is possible that we, from time to time, may not have sufficient cash to distribute 100% of our net taxable income. There may be timing differences between our actual receipt of cash and the inclusion of items in our income for U.S. federal income tax purposes. Accordingly, there can be no assurance that we will be able to distribute net taxable income to stockholders in a manner that satisfies the REIT distribution requirements and avoids the 4% non-deductible excise tax.

Complying with the REIT requirements may cause us to forgo and/or liquidate otherwise attractive investments.

To qualify as a REIT for U.S. federal tax purposes, we must continually satisfy various requirements concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of shares. Among other requirements, to qualify as a REIT, we must ensure that at least 75% of our gross income for each taxable year, excluding certain amounts, is derived from certain real property-related sources, and at least 95% of our gross income for each taxable year, excluding certain amounts, is derived from certain real property-related sources and passive income such as dividends and interest. In addition, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, U.S. government securities and qualified real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer (other than U.S. government securities, securities of corporations that are treated as TRSs and qualified real estate assets) or more than 10% of the total value of the outstanding securities of any one issuer (other than government securities, securities of corporations that are treated as TRSs and qualified real estate assets). In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than U.S. government securities, securities of corporations that are treated as TRSs and qualified real estate assets), no more than 20% of the value of our total assets can be represented by securities of one or more TRSs and no more than 20% of the value of our assets can consist of debt instruments issued by publicly offered REITs that are not otherwise secured by real property. If we fail to comply with these asset requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.

To meet these tests, we may be required to take or forgo taking actions that we would otherwise consider advantageous. For instance, in order to satisfy the gross income or asset tests applicable to REITs under the Code, we may be required to forgo investments that we otherwise would make. Furthermore, we may be required to liquidate from our portfolio otherwise attractive investments. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. These actions could reduce our income and amounts available for distribution to stockholders. Thus, compliance with the REIT requirements may hinder our investment performance.

We may be subject to a 100% tax on income from “prohibited transactions,” and this tax may limit our ability to sell assets or require us to restructure certain of our activities in order to avoid being subject to the tax.

We are subject to a 100% tax on any income from a prohibited transaction. “Prohibited transactions” generally include sales or other dispositions of property (other than property treated as foreclosure property under the Code) that is held as inventory or primarily for sale to customers in the ordinary course of a trade or business by a REIT, either directly or indirectly through certain pass-through subsidiaries. The characterization of an asset sale as a prohibited transaction depends on the particular facts and circumstances.

The 100% tax will not apply to gains from the sale of inventory that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate income tax rates. To the extent that we sell inventory such as locks, boxes and packing supplies, other than through a TRS, we generally are subject to this 100% tax.

Our TRSs, if any, will be subject to U.S. federal income tax and will be required to pay a 100% penalty tax on certain income or deductions if transactions with such TRSs are not conducted on arm’s length terms.

We may conduct certain activities (such as in the future selling packing supplies and locks and renting trucks or other moving equipment) through one or more TRSs.

A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. If a TRS owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a TRS. Other than some activities relating to lodging and health care properties, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to U.S. federal income tax as a regular C corporation.

No more than 20% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. This requirement limits the extent to which we can conduct our activities through TRSs. The values of some of our assets, including assets that we hold through TRSs, may not be subject to precise determination, and values are subject to change in the future.  Furthermore, if a REIT lends money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to the REIT, which could increase the tax liability of the TRS. In addition, the Code imposes a 100% tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. We intend to structure transactions with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurances, however, that we will be able to avoid application of the 100% tax.

We may not have cash available to make distributions.

Our taxable income may exceed our cash flow for a year, which could necessitate our borrowing funds and/or subject us to tax, thus reducing the cash available for distribution to our stockholders. We intend to make cash distributions each year sufficient to satisfy REIT distribution requirements and to avoid liability for the REIT excise tax. There can be no assurance, however, that we will be able to do so. Our taxable income may substantially exceed our net income as determined based on GAAP, as well as our cash flow, because, for example, realized capital losses will be deducted in determining GAAP net income but may not be deductible in computing taxable income or because we acquired assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. Under the recently enacted Tax Cuts and Jobs Act (“TCJA”), we generally will be required to recognize certain amounts in income no later than the time such amounts are reflected on our financial statements. The application of this rule may require the accrual of income with respect to certain sources earlier than would be the case under the otherwise applicable tax rules, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after December 31, 2017 but, for debt instruments issued with original issue discount, for tax years beginning after December 31, 2018. Also, in certain circumstances our ability to deduct interest expenses for U.S. federal income tax purposes may be limited by provisions of the TCJA. If the cash flow we generate in a particular year is less than our taxable income, we may be required to use cash reserves, incur short-term, or possibly long-term, debt or liquidate non-cash assets at rates or at times that are unfavorable in order to make the necessary distributions.

Dividends paid by REITs generally do not qualify for the favorable tax rates available for some dividends.

The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for these reduced qualified dividend rates. However, for taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted TCJA, noncorporate taxpayers may deduct up to 20% of certain qualified business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividends from C corporations does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends, together with the recently reduced corporate tax rate (currently 21%), could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Dividends may also be subject to a 3.8% Medicare tax under certain circumstances.

Our REIT qualification could be adversely affected by the REIT qualification of any REIT in which we hold an interest.

In connection with our conversion from a regulated investment company (a “RIC”) to a REIT, we disposed of the majority of our assets and acquired government securities and shares of publicly traded REITs. As a result, the qualification of our as a REIT has depended on the REIT qualification of the publicly traded REITs in which we have invested. Furthermore, we may continue to hold interests in publicly traded REITs, and as a result our REIT qualification may continue to depend on the REIT qualification of any publicly traded REITs in which we continue to hold an interest. We do not generally independently investigate the REIT qualification of such REITs, but rather generally rely on statements made by such REITs in their public filings. In the event that one or more of the publicly traded REITs in which we invested was not properly treated as a REIT for U.S. federal income tax purposes, it is possible that we may not have met certain of the REIT asset and income requirements, in which case we could have failed to qualify as a REIT. Similarly, if we hold an interest in a publicly traded REIT in the future that fails to qualify as a REIT, such failure could adversely impact our REIT qualification.

We could fail to qualify as a REIT if we have not distributed any earnings and profits attributable to a taxable year before we elected to be taxed as a REIT.

A corporation does not qualify as a REIT for a given taxable year if, as of the final day of the taxable year, the corporation has any undistributed earnings and profits that accumulated during a period that the corporation was not treated as a REIT. Because we were not treated as a REIT for our entire existence (such period prior to our election to be taxed as a REIT, the “Pre-REIT period”), it is possible that we could have undistributed earnings and profits from the Pre-REIT period, in which case we would be required to pay a deficiency dividend in order to comply with this requirement or could fail to qualify as a REIT. We believe that, since December 31, 2013, we have not had any earnings and profits accumulated from the Pre-REIT period because all such earnings and profits were distributed prior to December 31, 2013. In particular, prior to December 31, 2013, we believe that we qualified as a RIC for U.S. federal income tax purposes, and as a RIC, we distributed our earnings on an annual basis in order to avoid being subject to U.S. federal income tax on our undistributed earnings. However, if it is determined that we have accumulated earnings and profits from the Pre-REIT period, we could be required to pay a deficiency dividend to stockholders after the relevant determination in order to maintain our qualification as a REIT, or we could fail to qualify as a REIT.

We may not have satisfied requirements related to the ownership of our outstanding stock, which could cause us to fail to qualify as a REIT.

In order to qualify as a REIT, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, through the application of certain attribution rules under the Code, by five or fewer individuals, as defined in the Code to include specified entities, during the last half of any taxable year other than the first taxable year during which we qualified as a REIT (the “5/50 Test”). Prior to October 20, 2017, our charter did not contain customary REIT ownership restrictions and therefore did not ensure that we satisfied the 5/50 Test. Effective as of October 20, 2017, our charter was revised to include, among other things, certain customary ownership limitations that prohibit, among other limitations, any person from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding share of our common stock or all classes and series of our capital stock. These provisions are intended to assist us in satisfying the 5/50 Test. With respect to the period between January 1, 2013 and October 20, 2017, we monitored purchases and transfers of shares of our common stock by regularly reviewing, among other things, ownership filings required by the federal securities laws to monitor the beneficial ownership of our shares in an attempt to ensure that we met the 5/50 Test. However, the attribution rules under the Code are broad, and we may not have had the information necessary to ascertain with certainty whether or not we satisfied the 5/50 Test during such period. As a result, no assurance can be provided that we satisfied the 5/50 Test during such period. If it were determined that we failed to satisfy the 5/50 Test, we could fail to qualify as a REIT or, assuming we qualify for a statutory relief provision under the Code, be required to pay a penalty tax.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if (i) the instrument (a) hedges interest rate risk on liabilities used to carry or acquire real estate assets or (b) hedges an instrument described in clause (a) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the hedged instrument, and (ii) the relevant instrument is properly identified under applicable Treasury regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried back or forward against past or future taxable income in the TRS.

Legislative or regulatory tax changes related to REITs could materially and adversely affect our business.

The U.S. federal income tax laws and regulations governing REITs and their stockholders, as well as the administrative interpretations of those laws and regulations, are constantly under review and may be changed at any time, possibly with retroactive effect. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to us and our stockholders may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal tax laws could adversely affect an investment in our common stock.

The newly enacted TCJA, which was signed into law on December 22, 2017, significantly changes U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. For additional discussion, see “Recent U.S. Federal Income Tax Legislation”.

Risks Related to Our Common Shares

The future sales of shares of our common stock may depress the price of our common stock and dilute stockholders’ beneficial ownership.

We cannot predict whether future issuances of shares of our common stock or the availability of shares of our common stock for resale in the open market will decrease the market price of our common stock. Any sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur, may cause the market price of our common stock to decline. In addition, future issuances of our common stock may be dilutive to existing stockholders.

Any future offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.

In the future, we may increase our capital resources by making offerings of debt or preferred equity securities, including trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

GLOBAL SELF STORAGE STORES

(As of December 31, 2017)

		Year Store	Number	Net Leasable	December 31, 2017 Square Foot	December 31, 2016 Square Foot
Property	Address	Opened / Acquired	of Units	Square Feet	Occupancy %	Occupancy %
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	90.5%	94.8%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	491	66,820	92.6%	91.3%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	640	68,017	96.1%	92.8%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	694	78,842	89.5%	86.9%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	557	72,700	88.9%	89.9%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	248	41,665	89.6%	87.6%
TOTAL/AVERAGE SAME STORES			3,282	414,634	91.2%	90.8%

SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	412	81,731	95.2%	85.9%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	733	97,635	97.6%	94.9%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,338	87.6%	80.8%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	140	12,480	95.3%	88.9%
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	781	111,200	88.5%	62.2%
TOTAL/AVERAGE NON-SAME STORES			2,248	333,384	93.0%	80.4%

TOTAL/AVERAGE ALL STORES			5,530	748,018	92.0%	86.2%

Each property is directly owned by the Company’s wholly owned subsidiary listed in the table. Same-store occupancy does not include properties that have recently undergone significant expansion or redevelopment, such as our property in Bolingbrook, IL.

The Merrillville, IN expansion was completed January 2018 and added 13,300 leasable square feet of traditional drive-up storage units. In 2018 the Company expects to break ground on the Millbrook, NY expansion, which, when completed, will add approximately 16,500 of gross square feet of all-climate-controlled units. The planning for the Millbrook, NY expansion is under development and the Company is actively evaluating proposals for its construction.

The Bolingbrook, IL store expansion project was completed during mid-November 2016 which added 304 climate-controlled and traditional storage units totaling 43,750 leasable square feet to the store bringing the total to 781 storage units and 111,200 leasable square feet. Upon completion of the Bolingbrook store expansion project, its area occupancy dropped from mid-90% to approximately 60%.

Certain stores’ leasable square feet in the chart above includes outside auto/RV/boat storage space: approximately 13,000 square feet at SSG Sadsbury LLC; 13,500 square feet at SSG Bolingbrook LLC; 9,000 square feet at SSG Dolton LLC; 1,000 square feet at SSG Merrillville LLC; 7,200 square feet at SSG Summerville II LLC;

and 8,750 square feet at SSG Clinton LLC. For SSG Lima LLC, included is approximately 12,683 square feet of non-storage commercial and student housing space. Approximately 34% of our total available units are climate-controlled, 58% are traditional, and 8% are parking.

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

	2017			2016
	Range		Dividends	Range		Dividends
Quarter	High	Low	Declared	High	Low	Declared
1st	$5.19	$4.35	$0.065	$4.93	$3.73	$0.065
2nd	$5.19	$4.64	$0.065	$5.64	$4.59	$0.065
3rd	$5.15	$4.63	$0.065	$5.85	$5.26	$0.065
4th	$4.94	$4.51	$0.065	$5.26	$4.54	$0.065

As of March 16, 2018, there were approximately 2,695 record and beneficial holders of the Company’s common stock.

Dividends

Holders of shares of the Company’s common stock are entitled to receive distributions when declared by our Board of Directors out of any assets legally available for that purpose. As a REIT, in order to maintain our REIT qualification for U.S. federal income tax purposes we are required to annually distribute to our stockholders at least 90% of our “REIT taxable income,” which is generally equivalent to our net taxable ordinary income, determined without regard to the deduction for dividends paid. The following table presents the amount of each quarterly dividend paid on the Company’s common stock for the two most recent fiscal years.

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

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible and secure storage space for residential and commercial customers. The Company currently owns and operates, through its wholly owned subsidiaries, eleven stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, and South Carolina. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Exchange Act, and listed its common stock on NASDAQ under the symbol “SELF”.

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

Financial Condition and Results of Operations

Our financing strategy is to minimize the cost of our capital in order to maximize the returns generated for our stockholders. For future acquisitions, the Company may use various financing and capital raising alternatives including, but not limited to, debt and/or equity offerings, credit facilities, mortgage financing, and joint ventures with third parties.

On June 24, 2016, certain wholly owned subsidiaries (“Secured Subsidiaries”) of the Company entered into a loan agreement and certain other related agreements (collectively, the “Loan Agreement”) between the Secured Subsidiaries and Insurance Strategy Funding IV, LLC (the “Lender”). Under the Loan Agreement, the Secured Subsidiaries are borrowing from Lender in the principal amount of $20 million pursuant to a promissory note (the “Promissory Note”). The Promissory Note bears an interest rate equal to 4.192% per annum and is due to mature on July 1, 2036. Pursuant to a security agreement (the “Security Agreement”), the obligations under the Loan Agreement are secured by certain real estate assets owned by the Secured Subsidiaries. J.P. Morgan Investment Management, Inc. acted as Special Purpose Vehicle Agent of the Lender. The Company entered into a non-recourse guaranty on June 24, 2016 (the “Guaranty,” and together with the Loan Agreement, the Promissory Note and the Security Agreement, the “Loan Documents”) to guarantee the payment to Lender of certain obligations of the Secured Subsidiaries under the Loan Agreement. The Loan Documents require the Secured Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Lender may accelerate amounts outstanding under the Loan Documents upon the occurrence of an Event of Default (as defined in the Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. The Company and the Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Loan Documents. There is no material relationship between the Company, its Secured Subsidiaries, or its affiliates and the Lender, other than in respect of the Loan Documents. The foregoing description is qualified in its entirety by the full terms and conditions of the Loan Documents, filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to the Current Report on Form 8-K filed on June 30, 2016. We used the proceeds of such debt financing primarily in connection with store acquisitions and development.

As of December 31, 2017, we had capital resources totaling approximately $3.7 million comprised of $2.1 million of cash and cash equivalents and $1.6 million of marketable securities. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores.

We have been actively reviewing a number of store and store portfolio acquisition candidates and have been working to further develop and expand our current stores. We did not make any acquisitions in the year ended December 31, 2017.

During the year ended December 31, 2017, we initiated construction of the expansion at our Merrillville, IN location. Construction was completed January 2018 and added 13,300 leasable square feet of traditional drive-up storage units. In 2018, the Company expects to break ground on the Millbrook, NY expansion, which, when completed, will add approximately 16,500 of gross square feet of all-climate-controlled units. The planning for the Millbrook, NY expansion is under development and we are actively evaluating proposals for its construction.

Results of Operations for the Year Ended December 31, 2017 Compared with the Period January 19, 2016 through December 31, 2016

The Company’s results of operations for the period subsequent to its change in status from an investment company to an operating company on January 19, 2016 are presented on a consolidated basis to include the Company and its wholly owned subsidiaries, rather than using the investment company fair valuation approach. For the period January 1, 2016 to January 18, 2016, the Company was a registered investment company and applied the accounting guidance in ASC 946 and such period is not reflected in the following discussion. The change in status and related accounting policies affect the direct comparability of the results of operations for the twelve months of 2017 with the twelve months of 2016. As such, for the twelve months of 2016, the presentation of the results of operations is limited to the period during which the Company has applied operating company accounting policies (January 19, 2016 through December 31, 2017) and relates to the audited consolidated financial statements presented for such period in this report.

Revenues

Total revenues increased from $4,976,364 during the period from January 19, 2016 to December 31, 2016 to $7,472,793 during 2017, an increase of $2,496,429, or 50.2%. Rental income increased from $4,816,835 during

2016 to $7,238,819 during 2017, an increase of $2,421,984, or 50.3%.  The  increase was primarily attributable to the additional income from the stores acquired in 2016. The remaining increase in rental revenue was due primarily to an increase in rental and occupancy rates.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $159,529 in 2016 to $233,974 in 2017, an increase of $74,445, or 46.7%. This increase was primarily attributable to increased insurance fees on the stores acquired in 2016 and a smaller increase in same-store property related income mainly attributable to increased insurance participation and higher average occupancy.

Operating Expenses

Total expenses increased from $4,910,662 during the period from January 19, 2016 to December 31, 2016 to $6,795,322 during 2017, an increase of $1,884,660, or 38.4%. Store operating expenses increased from $2,155,492 in 2016 to $3,140,650 in 2017, an increase of $985,158, or 45.7%, which was primarily attributable to the increased expenses associated with newly acquired stores.

Depreciation and amortization increased from $813,796 in 2016 to $1,495,606 in 2017, an increase of $681,810, or 83.8%. This increase was primarily attributable to depreciation and amortization expense related to the 2016 acquisitions.

General and administrative expenses increased from $1,406,441 during the period from January 19, 2016 to December 31, 2016 to $1,927,585 during 2017, an increase of $521,144, or 24.7%. The change is primarily attributable to an increase in legal, accounting, compliance, and investor relations and capital market consulting expenses. The change is also attributable to one-off regulatory filings, the creation of the Company’s 2017 Equity Incentive Plan, and comprehensive changes to our charter and bylaws to complete the transformation from an investment company to an operating company. Going forward, although we currently expect some general and administrative expense reductions associated with our discontinued registration as an investment company, we are incurring and expect to continue to incur a number of new expenses related to, among other things, the Company’s current reporting and regulatory requirements. For the period January 1, 2016 to January 18, 2016, the Company was a registered investment company and applied the accounting guidance in ASC 946.

Business development and store acquisition related costs decreased from $449,738 during 2016 to 14,295 during 2017. Business development and store acquisition-related costs are non-recurring and fluctuate based on periodic investment activity.

Operating Income

Operating income increased from $65,702 during the period from January 19, 2016 to December 31, 2016 to $677,471 during 2017, an increase of $611,769 or 931.1%.

Other income (expense)

Interest expense on loans increased from $456,719 during the year ended December 31, 2016 to $880,834 during the year ended December 31, 2017, which included amortization of the loan procurement expenses of $42,434 and $21,217, respectively. The increase is primarily attributable to the Loan Agreement being in place the entire duration of 2017 as compared to the partial duration in 2016. For the year ended December 31, 2017, there were no realized gains from the sale of investment securities compared to $602,428 during 2016. Dividend and interest income was $57,073 during 2017 compared to $172,724 during 2016. The decrease is primarily due to a decrease in dividend income attributable to fewer investment securities held by the Company in 2017.

Net income (loss)

For the year ended December 31, 2017, the net loss was $146,290 or $0.02 per share.

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

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions or new ground-up developments. At December 31, 2017, we owned six same-store properties and five non-same-store properties. The Company believes that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, NOI, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

For comparability purposes, the same store information presented for the period from January 1, 2016 to January 18, 2016 under investment company accounting and for the period from January 19, 2016 through December 31, 2016 under operating company accounting are presented combined for the full twelve months of 2016 in the discussion that follows. Management believes this presentation is more meaningful to investors as there was no significant change in same-store revenue streams and other financial metrics or the same-store non-financial statistical information as a result of our change in status from an investment company to an operating company.

Same-store occupancy for the three months and year ended December 31, 2017 increased by 0.4% to 91.2% from 90.8% for the same period in 2016. This does not include the impact from the Bolingbrook expansion project completed mid-November 2016. Including the Bolingbrook property in the definition of same-store would result in ending same-store occupancy of 90.6%, an increase of 5.7% compared to the same period in 2016.

We grew our top-line results by increasing same-store revenues by 8.1% for the three months ended December 31, 2017 versus the three months ended December 31, 2016, and by 8.2% for the year ended December 31, 2017 versus the year ended December 31, 2016. Same-store cost of operations increased by 38.7% for the three months ended December 31, 2017 versus the three months ended December 31, 2016, and by 9.3% for the twelve months ended December 31, 2017 versus the twelve months ended December 31, 2016. Same-store NOI decreased by 12.5% for the three months ended December 31, 2017 versus the three months ended December 31, 2016, and increased by 7.5% for the twelve months ended December 31, 2017 versus the twelve months ended December 31, 2016. As described in the section titled “Property Tax Expenses at Dolton, IL,” the increase in same-store cost of operations and decrease in same-store NOI for the three months ended December 31, 2017, was primarily attributable to the loss of our Class 8 tax incentive and subsequent property tax increase at SSG Dolton LLC, which was recorded during the fourth quarter of 2017.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped our overall average occupancy maintain in the mid-to-high 80% range as of December 31, 2017. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty resulting in powerful referral and word-of-mouth market demand for our storage units and services. Another significant contributing factor to our results was our revenue rate management program which helped increase our total annualized revenue per leased square foot by 9.0% for the three months ended December 31, 2017 versus the three months ended December 31, 2016, and by 9.2% for the twelve months ended December 31, 2017 versus the twelve months ended December 31, 2016.

These results are summarized as follows:

SAME - STORE PROPERTIES

	For the Twelve Months Ended December 31, 2017	For the Twelve Months Ended December 31, 2016	Variance	% Change
Revenues	$4,490,118	$4,148,369	$341,749	8.2%

Cost of operations	$1,835,726	$1,679,797	$155,929	9.3%

Net operating income	$2,654,392	$2,468,572	$185,820	7.5%

Depreciation and amortization	$523,207	$514,406	$8,801	1.7%

Net leasable square footage at period end*	414,634	419,774	(5,140)	-1.2%

Net leased square footage at period end*	378,134	381,346	(3,212)	-0.8%

Overall square foot occupancy at period end	91.2%	90.8%	0.4%	0.4%

Total annualized revenue per leased square foot	$11.87	$10.88	$1.00	9.2%

Number of leased storage units*	3,282	3,317	(35)	-1.1%

SAME - STORE PROPERTIES

	For the Three Months Ended December 31, 2017	For the Three Months Ended December 31, 2016	Variance	% Change
Revenues	$1,144,413	$1,058,843	$85,570	8.1%

Cost of operations	$590,538	$425,800	$164,738	38.7%

Net operating income	$553,875	$633,043	$(79,168)	-12.5%

Depreciation and amortization	$129,715	$128,843	$872	0.7%

Net leasable square footage at period end*	414,634	419,774	(5,140)	-1.2%

Net leased square footage at period end*	378,134	381,346	(3,212)	-0.8%

Overall square foot occupancy at period end	91.2%	90.8%	0.4%	0.4%

Total annualized revenue per leased square foot	$12.11	$11.11	$1.00	9.0%

Number of leased storage units*	3,282	3,317	(35)	-1.1%

* From time to time, as guided by market conditions, net leasable square footage, net leased square footage and total available storage units at our properties may increase or decrease as a result of consolidation, division or reconfiguration of storage units. Similarly, leasable square footage may increase or decrease due to expansion or redevelopment of our properties.

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated:

				For the Period
				January 19, 2016
	For the Three Months Ended December 31,		For the Twelve Months Ended	through
	2017	2016	December 31, 2017	December 31, 2016
Net income (loss)	$(20,766)	$564,692	$(146,290)	$384,135
Adjustments:
General and administrative	438,019	351,427	1,927,585	1,406,441
Depreciation and amortization	358,294	357,029	1,699,555	952,507
Business development and property acquisition costs	-	52,168	14,295	449,738
Dividend and interest income	(15,108)	(39,165)	(57,073)	(172,724)
Realized gain on investment securities	—	(602,428)	—	(602,428)
Interest expense	220,208	220,208	880,834	456,719
Non same-store revenues	(799,165)	(497,371)	(2,981,314)	(1,097,003)
Non same-store cost of operations	370,425	226,269	1,304,923	475,694
Other real estate expenses	1,968	214	11,877	2,412
Combined adjustment for the period January 1, 2016 to January 18. 2016 (1)	—	—	—	213,081
Total same-store net operating income	$553,875	$633,043	$2,654,392	$2,468,572

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2017	2016	2017	2016
Same-store revenues	$1,144,413	$1,058,843	$4,490,118	$4,148,369
Same-store cost of operations	590,538	425,800	1,835,726	1,679,797
Total same-store net operating income	$553,875	$633,043	$2,654,392	$2,468,572

(1) For comparability purposes, the same-store information presented for the period from January 1, 2016 to January 18, 2016 under investment company accounting and for the period from January 19, 2016 through December 31, 2016 under operating company accounting are presented combined for the twelve months of 2016. Management believes this presentation is more meaningful to investors as there was no significant change in same-store revenue streams and other financial metrics or the same-store non-financial statistical information as a result of our change in status from an investment company to an operating company. The following table presents the combined adjustment for the period January 1, 2016 to January 18, 2016.

Net income	$45,399
Adjustments:
General and administrative	111,247
Depreciation and amortization	54,084
Dividend and interest income	(2,958)
Other property expenses	5,309
Combined adjustment for the period January 1, 2016 to January 18. 2016	$213,081

Analysis of Same-Store Revenue

For the three months ended December 31, 2017, the 8.1% revenue increase was due primarily to a 9.0% increase in total annualized revenue per leased square foot. For the twelve months ended December 31, 2017, the 8.2% revenue increase was due primarily to a 9.2% increase in total annualized revenue per leased square foot. The increase in total annualized revenue per leased square foot was due primarily to annual existing tenant rent increases, an increase in available traditional and climate-controlled leasable square feet compared to available leasable parking square feet, and, to a lesser extent, increased move-in rental rates and decreased move-in rent “specials” discounting. Same store average overall square foot occupancy for all of the Company’s stores combined increased to 91.2% in the twelve months ended December 31, 2017 from 90.8% in the twelve months ended December 31, 2016.

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

We currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will also be dependent upon many factors for each market that we operate in including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases in 2018 to be slightly less than the prior year.

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

Importantly, we continue to refine our ongoing revenue management program which includes regular internet data scraping of local competitors’ prices. We do this in order to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. Currently, our average tenant duration of stay is approximately 2.5 years, up from approximately 2.4 years for the same period in 2016. One of the results of our initiative to build a higher quality tenant base is a greater percentage of credit card paying customers. We believe that credit card payers rent for longer periods and accept greater rental rate increases.

Analysis of Same-Store Cost of Operations

Same-store cost of operations increased 38.7% or $164,738 for the three months ended December 31, 2017 versus the three months ended December 31, 2016, and increased 9.3% or $155,929 for the twelve months ended December 31, 2017 versus the twelve months ended December 31, 2016. This increase in same-store cost of operations was due to increased store level employment costs, store property tax expense, repair and maintenance, and marketing expense. As described in the section titled “Property Tax Expenses at Dolton, IL,” the increase in same-store cost of operations for the three months ended December 31, 2017, was primarily attributable to the loss of our Class 8 tax incentive and subsequent property tax increase at SSG Dolton LLC, which was recorded during the fourth quarter of 2017.

On-site store manager, regional manager and district payroll expense increased 29.4% or $37,186 for the three months ended December 31, 2017 versus the three months ended December 31, 2016, and increased 20.5% or $97,262 for the twelve months ended December 31, 2017 as compared to the same period in 2016. This increase was due primarily to an increase in the number of store and regional managers and a vice president - operations level employee, wage increases, and higher employee health plan expenses. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as District and Regional Managers.

Store property tax expense increased 115.5% or $138,955 for the three months ended December 31, 2017 versus the three months ended December 31, 2016, and increased 26.5% or $128,151 for the twelve months ended December 31, 2017 as compared to the same period in 2016, due primarily to higher assessed store property values and tax rates and the loss of our Class 8 tax incentive at SSG Dolton LLC. We currently expect same-store property tax expenses to increase by at least and approximately 12% to 15% during 2018, primarily due to an expected phaseout of the Class 8 tax incentive granted to SSG Dolton LLC and higher assessed values due to the completed expansion at our Merrillville, IN property.

Repairs and maintenance expense decreased 42.6% or $19,594 for the three months ended December 31, 2017 versus the three months ended December 31, 2016, and decreased 31.7% or $39,265 for the twelve months ended December 31, 2017 as compared to the same period in 2016 due primarily to performing certain mandatory repairs as part of our mortgage loan covenants and requirements in accordance with the Loan Documents during the year ended 2016. We anticipate continued focus on our LED light replacement program throughout 2018. At our stores fully converted to LED lighting, we have realized utilities expense savings year-over-year of approximately 10% to 40%, depending on the store, due to lower kilowatt per hour usage.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utility expense increased 3.2% or $773 for the three months ended December 31, 2017 versus the three months ended December 31, 2016, and decreased 0.3% or $352 for the twelve months ended December 31, 2017 as compared to the same period in 2016 primarily due to the benefit of lower electricity usage due to our LED light replacement program. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in net lower utility costs in 2018.

Landscaping expenses, which include snow removal costs, decreased 20.7% or $3,705 for the three months ended December 31, 2017 versus the three months ended December 31, 2016, and decreased 23.3% or $16,740 in the twelve months ended December 31, 2017 compared to the same period in 2016. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in 2018, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 14.6% or $5,415 for the three months ended December 31, 2017 versus the three months ended December 31, 2016, and decreased 28.0% or $52,521 for the twelve months ended December 31, 2017 as compared to the same period in 2016 primarily due to the one-time costs associated with the production and addition of size estimator and locations videos to our stores’ website, www.GlobalSelfStorage.us during the year ended 2016. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase in 2018.

Other direct store costs include general and administrative expenses incurred at the stores, such as store insurance, business license costs, bank charges related to processing the stores’ cash receipts, credit card fees, and the cost of operating each store’s rental office including supplies and telephone data communication lines. These costs increased 18.2% or $5,749 in the three months ended December 31, 2017 as compared to the same period in 2016, and increased 9.7% or $12,930 in the twelve months ended December 31, 2017 as compared to the same period in 2016. Lien administration expenses increased 41.9% or $1,307 in the three months ended December 31, 2017 as compared to the same period in 2016, and increased 70.3% or $8,396 in the twelve months ended December 31, 2017 as compared to the same period in 2016. Increased tenants’ stored items auctions contributed to the increased expenses, which were partially offset by increases in our credit card or merchant fees. Credit card fees increased due to a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in building a higher quality overall tenant base. We currently expect moderate increases in other direct store costs in 2018.

Property Tax Expenses at Dolton, IL

Late in the third quarter of 2017, our Dolton, IL property was reassessed by the municipality and separately, our Class 8 tax incentive renewal hearing was held.  As a result of those two events, our Dolton, IL property was reassessed at approximately 52% higher and the Class 8 tax incentive was not renewed.  These events were applied retroactively to take effect on January 1, 2017.  The combined impact was an increase in property tax expenses from $105,000 during 2016 to $210,000 during 2017.  Due to the timing and retroactive effect of these events, we recorded the entire $105,000 increase, which is an atypical increase of property tax expense, during the fourth quarter of calendar year 2017. The Class 8 tax incentive phases out over the years 2017, 2018 and 2019, and during such 2018 and 2019 periods we currently expect the property tax expenses at our Dolton, IL property to increase by approximately 20% per year. Both the property tax reassessment and our Class 8 tax incentive renewal status is currently under appeal. However, there is no guarantee that either the assessment will be reduced or our Class 8 tax incentive status will be reinstated.

Combined Same-Store and Non Same-Store Self Storage Operations

At December 31, 2017, we owned six same-store properties and five non same-store properties. The non same-store properties are SSG Bolingbrook LLC, SSG Fishers LLC, SSG Lima LLC, SSG Millbrook LLC, and SSG Clinton LLC.

For comparability purposes, the Combined store information presented for the period from January 1, 2016 to January 18, 2016 under investment company accounting and for the period from January 19, 2016 through December 31, 2016 under operating company accounting are presented combined for the full twlve months of 2016 in the discussion that follows. Management believes this presentation is more meaningful to investors as there was no significant change in Combined store revenue streams and other financial metrics or the Combined store non-financial statistical information as a result of our change in status from an investment company to an operating company.

Combined same-store and non same-store average overall square foot occupancy for the three months and year ended December 31, 2017 increased by 6.8% to 92.1% from 86.2% for the same period in 2016. Combined same-store and non same-store occupancy includes all of our properties, including those that have recently undergone significant expansion or redevelopment, such as our property in Bolingbrook, IL.

We grew our top-line results by increasing combined same-store and non same-store (“Combined store”) revenues by 24.9% for the three months ended December 31, 2017 versus the three months ended December 31, 2016, and by 42.4% for the twelve months ended December 31, 2017 versus the twelve months ended December 31, 2016. Combined store cost of operations increased by 47.4% for the three months ended December 31, 2017 versus the three months ended December 31, 2016, and by 45.7% for the twelve months ended December 31, 2017 versus the twelve months ended December 31, 2016. Combined store NOI increased by 8.7% for the three months ended December 31, 2017 versus the three months ended December 31, 2016, and by 40.2% for the twelve months ended December 31, 2017 versus the twelve months ended December 31, 2016.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped our overall average occupancy maintain in the mid-to-high 80% range as of December 31, 2017. Also, contributing to our strong results were our customer service efforts which we believe were essential in building local brand loyalty resulting in referral and word-of-mouth market demand for our storage units and services.

These results are summarized as follows:

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

	For the Twelve Months Ended December 31, 2017	For the Twelve Months Ended December 31, 2016	Variance	% Change
Revenues	$7,471,433	$5,245,373	$2,226,060	42.4%

Cost of operations	$3,140,650	$2,155,492	$985,158	45.7%

Net operating income	$4,330,783	$3,089,881	$1,240,902	40.2%

Depreciation and amortization	$1,495,606	$813,796	$681,810	83.8%

Net leasable square footage at period end*	748,017	754,095	(6,078)	-0.8%

Net leased square footage at period end*	688,606	649,897	38,709	6.0%

Overall square foot occupancy at period end	92.1%	86.2%	5.9%	6.8%

Total available leasable storage units*	5,530	5,625	(95)	-1.7%

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

	For the Three Months Ended December 31, 2017	For the Three Months Ended December 31, 2016	Variance	% Change
Revenues	$1,943,578	$1,556,214	$387,364	24.9%

Cost of operations	$960,963	$652,069	$308,894	47.4%

Net operating income	$982,615	$904,145	$78,470	8.7%

Depreciation and amortization	$328,130	$306,177	$21,953	7.2%

Net leasable square footage at period end*	748,017	754,095	(6,078)	-0.8%

Net leased square footage at period end*	688,606	649,897	38,709	6.0%

Overall square foot occupancy at period end	92.1%	86.2%	5.9%	6.8%

Total available leasable storage units*	5,530	5,625	(95)	-1.7%

* From time to time, as guided by market conditions, net leasable square footage, net leased square footage and total available storage units at our properties may increase or decrease as a result of consolidation, division or reconfiguration of storage units. Similarly, leasable square footage may increase or decrease due to expansion or redevelopment of our properties.

The following table presents a reconciliation of combined same-store and non same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated:

				For the Period
				January 19, 2016
	For the Three Months Ended December 31,		For the Twelve Months Ended	through
	2017	2016	December 31, 2017	December 31, 2016
Net income (loss)	$(20,766)	$564,692	$(146,290)	$384,135
Adjustments:
General and administrative	438,019	351,427	1,927,585	1,406,441
Depreciation and amortization	358,294	357,029	1,699,555	952,507
Business development and property acquisition costs	-	52,168	14,295	449,738
Dividend and interest income	(15,108)	(39,165)	(57,073)	(172,724)
Realized gain on investment securities	—	(602,428)	—	(602,428)
Interest expense	220,208	220,208	880,834	456,719
Other real estate expenses	1,968	214	11,877	2,412
Combined adjustment for the period January 1, 2016 to January 18. 2016 (1)	—	—	—	213,081
Total combined same-store and non same- store store net operating income	$982,615	$904,145	$4,330,783	$3,089,881

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2017	2016	2017	2016
Combined same-store and non same-store revenues	$1,943,578	$1,556,214	$7,471,433	$5,245,373
Combined same-store and non same-store cost of operations	960,963	652,069	3,140,650	2,155,492
Total combined same-store and non same-store net operating income	$982,615	$904,145	$4,330,783	$3,089,881

(1) For comparability purposes, the combined same-store and non same-store information presented for the period from January 1, 2016 to January 18, 2016 under investment company accounting and for the period from January 19, 2016 through December 31, 2016 under operating company accounting are presented combined for the twelve months of 2016. Management believes this presentation is more meaningful to investors as there was no significant change in combined same-store and non same-store revenue streams and other financial metrics or the combined same-store and non same-store non-financial statistical information as a result of our change in status from an investment company to an operating company. The following table presents the combined adjustment for the period January 1, 2016 to January 18, 2016.

Net income	$45,399
Adjustments:
General and administrative	111,247
Depreciation and amortization	54,084
Dividend and interest income	(2,958)
Other property expenses	5,309
Combined adjustment for the period January 1, 2016 to January 18. 2016	$213,081

Analysis of Combined Same-Store and Non Same-Store Revenue

Combined same-store and non same-store average overall square foot occupancy for the three months and year ended December 31, 2017 increased by 6.8% to 92.1% from 86.2% for the same period in 2016.

For the three months ended December 31, 2017, the 24.9% revenue increase was due primarily to including the full fourth quarter 2017 revenues of our Clinton, CT and Millbrook, NY stores as compared to 2016 (the stores were acquired by the Company on December 31, 2016) and to a lesser extent to a 6.0% increase in net leased square footage and the results of our revenue rate management program of raising existing tenant rates. This increase in net leased square feet, as a result of our Bolingbrook, IL expansion, and the Fishers, IN, Lima, OH, Clinton, CT, and Millbrook, NY acquisitions, is expected to positively affect combined revenues in 2018. For the twelve months ended December 31, 2017, the 42.4% revenue increase was due primarily to the full year of 2017’s revenues of the additional stores of Fishers, IN, Lima, OH, Clinton, CT and Millbrook, NY as compared to partial year of 2016’s revenues for those same four stores, all of which were acquired during third and fourth quarters of 2016, and to a lesser extent the positive results of our revenue rate management program of raising existing tenant rates. Combined revenues benefited from existing tenant rent increases, an increase in available climate-controlled leasable square feet compared to available leasable parking square feet, and, to a lesser extent, increased move-in rental rates, and decreased move-in rent “specials” discounting.

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

We currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases in 2018 to be slightly less than the prior year.

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

Importantly, we continue to refine our ongoing revenue management program which includes regular internet data scraping of local competitors’ prices. We do this in order to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us seek to maximize each store’s occupancies and our self storage revenue and NOI. We believe that through our various marketing initiatives, we can seek to continue to attract high quality, long term tenants who we expect will be storing with us for years. Currently, our average tenant duration of stay is approximately 2.8 years, approximately the same average tenant duration for the same period in 2016. One of the results of our initiative to build a higher quality tenant base is a greater percentage of credit card paying customers. We believe that credit card payers rent for longer periods and accept greater rental rate increases.

Analysis of Combined Same-Store and Non Same-Store Cost of Operations

Combined same-store and non same-store cost of operations increased 47.4% or $308,894 for the three months ended December 31, 2017 versus the three months ended December 31, 2016, and increased 45.7% or $985,158 for the twelve months ended December 31, 2017 versus the twelve months ended December 31, 2016. This increase in combined same-store and non same-store cost of operations was due primarily to increased store level employment costs including rising employee health plan expenses, store property tax expense (including the loss of our Class 8 tax incentive and subsequent increase in property taxes expense at SSG Dolton LLC), repair and maintenance, and marketing expense due to our new store acquisitions.

On-site store manager payroll expense increased 54.83% or $99,902 for the three months ended December 31, 2017 versus the three months ended December 31, 2016, and increased 68.19% or $402,718 for the twelve months ended December 31, 2017 as compared to the same period in 2016. This increase was due primarily to an increase in the number of store level employees due to our new store acquisitions, wage increases, and higher employee health plan expenses. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as District and Regional Managers.

Store property tax expense increased 83.3% or $170,564 for the three months ended December 31, 2017 versus the three months ended December 31, 2016, and increased 47.2% or $317,227 in the twelve months ended December 31, 2017 as compared to the same period in 2016, primarily due to increased such costs associated with our new store acquisitions and to higher assessed store property values and tax rates (including due to the loss of our Class 8 tax incentive at SSG Dolton LLC). We currently expect store property tax expenses to increase by at least and approximately 8% to 10% during 2018, primarily due to an expected phaseout of the Class 8 tax incentive granted to SSG Dolton LLC and higher assessed values due to the completed expansion at our Merrillville, IN property.

Repairs and maintenance expense increased 2.4% or $1,282 for the three months ended December 31, 2017 versus the three months ended December 31, 2016, and increased 0.4% or $619 for the twelve months ended December 31, 2017 as compared to the same period in 2016. Contributing to the increase in repair and maintenance expense is our ongoing LED light replacement program expenses in 2017 as compared to 2016. We anticipate continued focus on our LED light replacement program throughout 2018. At our stores fully converted to LED lighting, we have realized utilities expense savings year-over-year of approximately 10% to 40% depending on the store due to lower kilowatt per hour usage.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utility expense increased 7.1% or $3,253 for the three months ended December 31, 2017 versus the three months ended December 31, 2016, and increased 47.0% or $68,386 for the twelve months ended December 31, 2017 as compared to the same period in 2016 primarily due to increased costs associated with our new store acquisitions. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in net lower utility costs in 2018.

Landscaping expenses, which include snow removal costs, increased 8.7% or $1,905 for the three months ended December 31, 2017 versus the three months ended December 31, 2016, and increased 12.4% or $10,037 in the twelve months ended December 31, 2017 compared to the same period in 2016 primarily due to increased such costs associated with our new store acquisitions. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in 2018, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 6.0% or $3,606 for the three months ended December 31, 2017 versus the three months ended December 31, 2016, and increased 5.2% or $12,287for the twelve months ended December 31, 2017 as compared to the same period in 2016 primarily due to increased such costs associated with our new store acquisitions and to the increased internet advertising expenses. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase in 2018.

Other direct store costs include general and administrative expenses incurred at the stores, such as store insurance, business license costs, bank charges related to processing the stores’ cash receipts, credit card fees, and the cost of operating each store’s rental office including supplies and telephone data communication lines. These costs increased 28.2% or $14,633 in the three months ended December 31, 2017 as compared to the same period in 2016, and increased 54.7% or $94,357 in the twelve months ended December 31, 2017 as compared to the same period in 2016 primarily due to increased costs associated with our new store acquisitions. Credit card fees increased due to a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in building a higher quality overall tenant base. We currently expect moderate increases in other direct store costs in 2018.

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

	For the Three Months Ended December 31,
	2017	2016	Variance	% Change
General and administrative	$438,018	$351,426	$86,592	21.7%

	For the Twelve Months Ended December 31, 2017	For the Period January 19, 2016 through December 31, 2016	Variance	% Change
General and administrative	$1,927,585	$1,406,441	$521,144	24.7%

*For the period January 1, 2016 to January 18, 2016, the Company was a registered investment company and applied the accounting guidance in ASC 946.

General and administrative expenses increased 21.7% or $86,592 for the three months ended December 31, 2017 versus the three months ended December 31, 2016, and increased 24.7% or $521,144 for the twelve months ended December 31, 2017 as compared to the period January 19, 2016 to December 31, 2016. The change is primarily attributable to an increase in legal, accounting, compliance, and investor relations and capital market consulting expenses. The change is also attributable to one-off regulatory filings, the creation of the Company’s 2017 Equity Incentive Plan, and comprehensive changes to our charter and bylaws to complete the transformation from an investment company to an operating company. Going forward, although we currently expect some general and administrative expense reductions associated with our discontinued registration as an investment company, we are incurring and expect to continue to incur a number of new expenses related to, among other things, the Company’s current reporting and regulatory requirements.

Analysis of Business Development and Store Acquisition Expenses

Business development and store acquisition expenses decreased from $52,167 and $449,738 during the three and twelve months ended December 31, 2016 to $0 and 14,295 during the three and twelve months ended December 31, 2017, respectively. These costs primarily consisted of legal and consulting costs in connection with business development activities and future potential store acquisitions. The majority of these expenses are non-recurring and fluctuate based on business development activity during the time period.

Analysis of Loan Interest and Amortization Expense

Loan interest expense payments relating to the aforementioned $20 million loan remained the same for the three months ended December 31, 2017 as compared to the same period in 2016 and for the twelve months ended December 31, 2017 increased to $880,834 from $456,719 for the year ended December 31, 2016. Going forward the cash payments for this expense will be $69,867 per month until June 2018 at which point the monthly interest and amortization payment due will increase to $107,699 where it will remain payable every month until June 2036.

Analysis of Global Self Storage Funds from Operations (“FFO”) and Funds from Operations as Adjusted (“AFFO”)

The following tables present a reconciliation and computation of net income to FFO and AFFO and earnings per share to FFO and AFFO per share:

				For the Period
	Three Months	Three Months	Twelve Months	January 19, 2016
	Ended	Ended	Ended	through
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Net income (loss)	$(20,766)	$564,692	$(146,290)	$384,135
Eliminate items excluded from FFO:
Depreciation and amortization	358,294	357,029	1,699,555	952,507
Realized gain on investment securities	—	(602,428)	—	(602,428)

FFO attributable to common stockholders	337,528	319,293	1,553,265	734,214
Adjustments:
Severance related to the departure of a company officer	—	—	66,347	—
Business development and property acquisition costs	—	52,167	14,295	449,738

AFFO	$337,528	$371,460	$1,633,907	$1,183,952

FFO and FFO as adjusted per weighted average shares outstanding
Net income (loss)	$(0.00)	$0.08	$(0.02)	$0.05
Eliminate items excluded from FFO:
Depreciation and amortization	0.05	0.05	0.22	0.13
Realized gain on investment securities	—	(0.08)	—	(0.08)

FFO per share attributable to common stockholders	0.04	0.04	0.20	0.10
Adjustments:
Severance related to the departure of a company officer	—	—	0.01	—
Business development and property acquisition costs	—	0.01	0.00	0.06

AFFO per share attributable to common stockholders	$0.04	$0.05	$0.21	$0.16

Analysis of Global Self Storage Store Expansions

In addition to actively reviewing a number of store and portfolio acquisition candidates, we have been working to further develop and expand our current stores.

At our Merrillville, IN store in January 2018 we completed construction of an additional 13,300 leasable square feet of traditional drive-up storage units. In 2018 the Company expects to break ground on the SSG Millbrook LLC expansion, which, when completed, will add approximately 16,500 of gross square feet of all-climate-controlled units. The planning for the Millbrook, NY expansion is under development and the Company is actively evaluating proposals for its construction. We currently anticipate that the construction project will proceed accordingly, with construction completion approximately six to nine months from project commencement. However, there is no guarantee that we will commence or complete this project in this timeframe or at all.

Analysis of Realized and Unrealized Gains (Losses)

Realized gains for the period ended December 31, 2017 were $0 compared to $602,428 for the year ended December 31, 2016. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we plan to liquidate our investment securities holdings and potentially realize gains or losses. As of December 31, 2017, our unrealized gain on investment securities available-for-sale was $796,603.

Distributions and Closing Market Prices

Distributions for the three months ended December 31, 2017 totaled $0.065 per share and for the twelve months ended December 31, 2017 totaled $0.26 per share. The Company’s closing market price as of December 31, 2017 was $4.61 and as of December 31, 2016 was $4.77. Past performance does not guarantee future results.

Recent U.S. Federal Income Tax Legislation

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1, the “TCJA”) was signed into law. The TCJA makes significant changes to U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Certain key provisions of the TCJA that could impact the Company and its stockholders, beginning in 2018, include the following:

•

Reduced Tax Rates. The highest individual U.S. federal income tax rate on ordinary income is reduced from 39.6% to 37% (through taxable years ending in 2025), and the maximum corporate income tax rate is reduced from 35% to 21%. In addition, individuals, trust, and estates that own the Company's stock are permitted to deduct up to 20% of dividends received from the Company (other than dividends that are designated as capital gain dividends or qualified dividend income), generally resulting in an effective maximum U.S. federal income tax rate of 29.6% on such dividends (through taxable years ending in 2025). Furthermore, the amount that the Company is required to withhold on distributions to non-U.S. stockholders that are treated as attributable to gains from the Company's sale or exchange of U.S. real property interests is reduced from 35% to 21%.

•

Net Operating Losses. The Company may not use net operating losses generated beginning in 2018 to offset more than 80% of the Company's taxable income (prior to the application of the dividends paid deduction). Net operating losses generated beginning in 2018 can be carried forward indefinitely but can no longer be carried back.

•

Limitation on Interest Deductions. The amount of interest expense that certain taxpayers, including the Company and its TRSs, may deduct for a taxable year is limited to the sum of (i) the taxpayer's business interest income for the taxable year, and (ii) 30% of the taxpayer's “adjusted taxable income” for the taxable year. For taxable years beginning before January 1, 2022, adjusted taxable income means earnings before interest, taxes, depreciation, and amortization (“EBITDA”); for taxable years beginning on or after January 1, 2022, adjusted taxable income is limited to earnings before interest and taxes (“EBIT”). Taxpayers engaged in certain real estate businesses, including real estate rental, operation, and management, can generally elect to be treated as an “electing real property trade or business,” in which case the limitation described above generally will not apply. It is expected that the Company would be entitled to make this election. An electing real property trade or business is required to use the alternative depreciation system, which generally results in longer depreciation periods and therefore lower depreciation deductions for certain categories of tangible property.

•	Alternative Minimum Tax. The corporate alternative minimum tax is eliminated.
•

Income Accrual. The Company is required to recognize certain items of income for U.S. federal income tax purposes no later than the Company would report such items on its financial statements. This provision may override many of the U.S. federal income tax rules relating to the timing of income inclusions. The provision generally applies to taxable years beginning after December 31,

2017, but will apply with respect to income from a debt instrument having “original issue discount” for U.S. federal income tax purposes only for taxable years beginning after December 31, 2018.

Prospective investors are urged to consult with their tax advisors regarding the potential effects of the TCJA or other legislative, regulatory or administrative developments on an investment in the Company’s common stock.

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

Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, audit committee, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on this assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

Changes in Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

On March 29, 2018, the Company entered into an employment agreement with its Chief Executive Officer and President, Mark C. Winmill.

The employment agreement has an initial term of three years and is subject to automatic one-year extensions thereafter, unless either party provides at least 90 days’ notice of non-renewal.

The employment agreement provides for:

•	a monthly base salary of $26,416;
•	eligibility for an annual cash performance bonus based on the satisfaction of performance goals established by our Board of Directors or its Compensation Committee; and
•	participation in benefit plans applicable generally to executive officers.

The employment agreement provides that, if Mr. Winmill’s employment is terminated by the Company without “cause” or by Mr. Winmill for “good reason” (each as defined in the employment agreement), or as a result of the Company’s notice of non-renewal of the employment term, Mr. Winmill will be entitled to the following severance payments and benefits, subject to the execution and non-revocation of a general release of claims:

•	accrued but unpaid base salary, bonus and other benefits earned and accrued but unpaid prior to the date of termination;
•

an amount equal to three times the sum of Mr. Winmill’s annual base salary plus the greater of the average annual bonus received by Mr. Winmill with respect to the two years prior to the year of termination and Mr. Winmill’s “target” annual bonus; and

•	continued health benefits (including for Mr. Winmill’s dependents) for twenty-four months following termination.

In the event Mr. Winmill’s employment terminates by reason of his death or disability he or his estate shall receive:

•	accrued but unpaid base salary, bonus and other benefits earned and accrued but unpaid prior to the date of termination;
•	a prorated annual bonus for the year in which the termination occurs; and

•	continued health benefits (including for Mr. Winmill’s dependents) for twenty-four months following termination.

The employment agreement contains standard confidentiality provisions, which apply indefinitely, and both non-competition and non-solicitation of employees and customers covenants, which apply during the term of employment and for a period of twelve months thereafter.

On March 29, 2018, the Company approved restricted share awards under its 2017 Equity Incentive Plan (the “Plan”) to certain of its officers and employees in the aggregate amount of 73,155 shares, of which 15,025 shares are performance-based grants and the remainder of the shares are time-based grants. Mark Winmill, our Chief Executive Officer and President, and Thomas O’Malley, our Chief Financial Officer, received 32,125 and 13,900 shares, respectively. With respect to the grants made to Messrs. Winmill and O’Malley, 24,100 of the shares for Mr. Winmill and 10,400 of shares for Mr. O’Malley vest solely based on continued employment, with 6.25% of the shares eligible to vest on each three-month anniversary of the grant date. These restricted shares entitle the holder to dividends paid by the Company on shares of its common stock. Further, these time-based restricted share grants are front loaded and represent three years of grants; therefore, no additional time-based grants are currently expected be made to Messrs. Winmill and O’Malley in 2019 and 2020. The remaining 8,025 of the shares for Mr. Winmill and 3,500 of the shares for Mr. O’Malley vest based on continued employment and the achievement of certain AFFO and same store revenue growth (“SSRG”) goals by the Company during 2018. Between 0% and 200% of these shares will be earned based on achievement of the AFFO and SSRG goals in 2018, and the shares which are earned will remain subject to quarterly vesting during the remaining four-year time vesting period. Dividends paid by the Company prior to the determination of how many shares are earned will be retained by the Company and released only with respect to earned shares. If a Change in Control (as defined in the Plan) occurs during 2018, the number of shares earned will equal the greater of the number of shares granted and the number of shares which would have been earned based on the AFFO and SSRG through the date of the Change in Control. If following a Change in Control, a grantee is terminated by the Company without Cause or by the grantee with Good Reason (as each is defined in the Plan), all unvested restricted shares will fully vest.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information regarding our executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of shareholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2017.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

Item 11.	Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and trustee independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

Item 14.	Principal Accounting Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

1. Financial Statements.

(1) and (2). All Financial Statements and Financial Statement Schedules filed as part of this Annual Report on 10-K are included in Part II, Item 8—“Financial Statements and Supplementary Data” of this Annual Report on 10-K and reference is made thereto.

(3) The list of exhibits filed with this annual report is set forth in response to Item 15(b).

(b) Exhibits. The following documents are filed or incorporated by references as exhibits to this report:

Exhibit Item	Number and Description	Incorporated by Reference	Filed Herewith

3.1.1.	Articles Supplementary of Global Self Storage, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 20, 2017 and incorporated herein by reference)	X

3.1.2.	Articles of Amendment and Restatement of Global Self Storage, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 20, 2017 and incorporated herein by reference)	X

3.2.	Second Amended and Restated Bylaws of Global Self Storage, Inc. (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on October 20, 2017 and incorporated herein by reference)	X

4.1	Rights Agreement (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 2, 2016 and incorporated herein by reference)	X

4.2

First Amendment, dated October 20, 2017, to Rights Agreement, dated as of January 29, 2016, between Global Self Storage, Inc. and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2017 and incorporated herein by reference)

X

4.3

Form of Registration Rights Agreement by and between the Company and Tuxis (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 30, 2016 and incorporated herein by reference)

X

10.1

Guaranty dated June 24, 2016 by Global Self Storage, Inc. in favor of Insurance Strategy Funding IV, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2016 and incorporated herein by reference)

X

10.2

Loan Agreement dated June 24, 2016 between certain subsidiaries of Global Self Storage, Inc. and Insurance Strategy Funding IV, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 30, 2016 and incorporated herein by reference)

X

10.3

Promissory Note dated June 24, 2016 between certain subsidiaries of Global Self Storage, Inc. and Insurance Strategy Funding IV, LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 30, 2016 and incorporated herein by reference)

X

Exhibit Item	Number and Description	Incorporated by Reference	Filed Herewith

10.4	Form of Mortgage, Assignment of Leases and Rents and Security Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 30, 2016 and incorporated herein by reference)	X

10.5	Employment Agreement between Mark C. Winmill and the Company dated March 29, 2018		X

10.6	Global Self Storage, Inc. 2017 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2017 and incorporated herein by reference)	X
10.7	Form of Restricted Share Award Agreement (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on March 28, 2018 and incorporated herein by reference)	X
10.8	Form of Performance Share Award Agreement (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on March 28, 2018 and incorporated herein by reference)	X

21.1	Subsidiaries of the Company		X

24.1	Powers of Attorney (included as part of the signature pages hereto)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101.

The following materials from Global Self Storage, Inc.’s Annual Report on Form 10-K  for the year ended December 31, 2017, are formatted in XBRL (eXtensible Business Reporting Language): (1) consolidated balance sheets; (2) consolidated statements of operations; (3) consolidated statements of comprehensive income (loss); (4) consolidated statement of changes in equity; (5) consolidated statements of cash flows; (6) notes to consolidated financial statements; and (7) financial statement schedule III.

X

Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: April 2, 2018	/s/ Mark C. Winmill
By: Mark C. Winmill Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

 POWER OF ATTORNEY

 KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark C. Winmill, Donald Klimoski II, and Russell Kamerman, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 2, 2018	/s/ Mark C. Winmill
By: Mark C. Winmill
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: April 2, 2018	/s/ Thomas O’Malley
By: Thomas O’Malley
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 2, 2018	/s/ Thomas B. Winmill
By: Thomas B. Winmill
Director

Date: April 2, 2018	/s/ Russell E. Burke III
By: Russell E. Burke III
Director

Date: April 2, 2018	/s/ George B. Langa
By: George B. Langa
Director

Date: April 2, 2018	/s/ William C. Zachary
By: William C. Zachary
Director

Global Self Storage, Inc.

Financial Statements`

Table of Contents

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2017 and 2016	F-3
Consolidated Statements of Operations (Successor Basis) for the year ended December 31, 2017 and the period January 19, 2016 through December 31, 2016	F-4
Statement of Operations (Predecessor Basis) for the period January 1, 2016 through January 18, 2016	F-5
Consolidated Statements of Comprehensive Loss (Successor Basis) for the year ended December 31, 2017 and the period January 19, 2016 through December 31, 2016	F-6
Consolidated Statement of Stockholders’ Equity	F-7
Statement of changes in net assets (predecessor basis) for the period January 1, 2016 through January 18, 2016	F-8
Consolidated Statements of Cash Flows (Successor Basis) for the year ended December 31,2017 and the period January 19, 2016 through December 31, 2016	F-9
Statement of Cash Flows (Predecessor Basis) for the period January 1, 2016 through January 18, 2016	F-10
Notes to consolidated financial statements	F-11

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Global Self Storage, Inc.

New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Self Storage, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements (successor basis) of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2017 and the period January 19, 2016 through December 31, 2016; the statements (predecessor basis) of operations, changes in net assets, and cash flows for the period January 1, 2016 through January 18, 2016, and the related notes and financial statement Schedule III (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Security and Exchange Commission and the PCAOB.  We have served as the Company’s auditor since 1974.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania

March 30, 2018

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
Assets
Real estate assets, net	$55,045,563	$55,775,068
Cash and cash equivalents	2,147,460	2,911,640
Restricted cash	108,955	54,054
Investments in securities	1,552,090	1,473,950
Accounts receivable	103,289	157,607
Prepaid expenses and other assets	221,830	265,045
Intangible assets, net	-	317,140
Goodwill	694,121	694,121
Total assets	$59,873,308	$61,648,625
Liabilities and equity
Note payable	$19,417,405	$19,374,971
Accounts payable and accrued expenses	1,954,919	1,723,458
Total liabilities	21,372,324	21,098,429
Commitments and contingencies
Equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized, no shares outstanding at December 31, 2017 and 100,000 shares authorized , no shares outstanding at December 31, 2016	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized, 7,619,469 issued and outstanding at December 31, 2017 and 19,900,000 shares authorized, 7,619,469 issued and outstanding at December 31, 2016	76,195	76,195
Additional paid in capital	33,881,863	33,881,863
Accumulated comprehensive income	796,603	718,463
Retained earnings	3,746,323	5,873,675
Total equity	38,500,984	40,550,196
Total liabilities and equity	$59,873,308	$61,648,625

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Successor Basis)

Year ended December 31, 2017 and for the period January 19, 2016 through December 31, 2016

		For the Period
		January 19, 2016
	Year Ended	through
	December 31, 2017	December 31, 2016
Revenues
Rental income	$7,238,819	$4,816,835
Other property related income	233,974	159,529

Total revenues	7,472,793	4,976,364

Expenses
Property operations	3,153,887	2,101,976
General and administrative	1,927,585	1,406,441
Depreciation and amortization	1,699,555	952,507
Business development and property acquisition costs	14,295	449,738

Total expenses	6,795,322	4,910,662

Operating income	677,471	65,702

Other income (expense)
Dividend and interest income	57,073	172,724
Realized gain on investment securities	-	602,428
Interest expense	(880,834)	(456,719)

Total other income (expense), net	(823,761)	318,433

Net income (loss)	$(146,290)	$384,135

Earnings per share - basic and diluted	$(0.02)	$0.05

Weighted average shares outstanding - basic and diluted	7,619,469	7,417,320

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

See notes to consolidated financial statements

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Successor Basis)

		For the Period
		January 19, 2016
	Year Ended	through
	December 31, 2017	December 31, 2016
Net income (loss)	$(146,290)	$384,135
Other comprehensive income (loss)
Unrealized gain (loss) on investment securities available-for-sale	78,140	(1,093,877)
Comprehensive loss	$(68,150)	$(709,742)

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated Other		Total
	Common Stock		Paid in	Comprehensive	Retained	Stockholders'
	Shares	Par Value	Capital	Income	Earnings	Equity
Net assets to allocate to stockholders' equity at January 19, 2016 (Predecessor Basis)	7,416,766	$74,168	$32,908,888	$-	$9,230,239	$42,213,295
Reclassification of unrealized gain on available for sale securities (Predecessor Basis)				1,812,340	(1,812,340)	-
Transitional adjustment for net unrealized gain of wholly owned subsidiaries (Predecessor Basis)	—	—	—	—	(6,875,000)	(6,875,000)
Adjustment of wholly owned subsidiaries on the effective date of the change in status	—	—	—	—	7,967,086	7,967,086
Combined accumulated deficit of wholly owned subsidiaries prior to the change in status	—	—	—	—	(1,092,086)	(1,092,086)
Restricted stock issued in conjunction with acquisitions	202,703	2,027	972,975	—	—	975,002
Net income	—	—	—	—	384,135	384,135
Unrealized loss on available-for-sale securities	—	—	—	(1,093,877)	—	(1,093,877)
Dividends	—	—	—	—	(1,928,359)	(1,928,359)
Balance at December 31, 2016	7,619,469	$76,195	$33,881,863	$718,463	$5,873,675	$40,550,196
Net loss	—	$—	$—	$—	$(146,290)	$(146,290)
Unrealized gain on available-for-sale securities	—	—	—	78,140	—	78,140
Dividends	—	—	—	—	(1,981,062)	(1,981,062)
Balance at December 31, 2017	7,619,469	$76,195	$33,881,863	$796,603	$3,746,323	$38,500,984

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

STATEMENT OF CHANGES IN NET ASSETS (Predecessor Basis)

For the Period
January 1, 2016 to
January 18, 2016
Operations
Net investment income (loss)	$(50,622)
Net realized gain	—
Unrealized appreciation (depreciation)	(22,605)
Net increase (decrease) in net assets resulting from operations	(73,227)
Distributions to Stockholders
Net investment income	—
Net realized gains	—
Return of capital	—
Total distributions	—
Total increase (decrease) in net assets	(73,227)
Net Assets
Beginning of period	42,286,522
End of period	$42,213,295

End of period net assets include undistributed net investment income	$542,899

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period
		January 19, 2016
	Year Ended	through
	December 31, 2017	December 31, 2016
Cash flows from operating activities
Net income (loss)	$(146,290)	$384,135
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,699,555	952,507
Amortization of loan procurement costs	42,434	21,217
Cash from wholly owned subsidiaries consolidated upon change of status	—	464,586
Realized gain from sale of investment securities	—	(602,428)
Changes in operating assets and liabilities:
Restricted cash	(54,901)	(54,054)
Accounts receivable	54,318	15,416
Prepaid expenses and other assets	43,215	(47,295)
Accounts payable and accrued expenses	231,461	174,196
Net cash provided by operating activities	1,869,792	1,308,280
Cash flows from investing activities
Construction	(393,832)	(2,470,685)
Improvements and equipment additions	(259,078)	(180,801)
Acquisition of self storage properties	—	(18,924,998)
Proceeds from sale of investments	—	5,724,686
Net cash used in investing activities	(652,910)	(15,851,798)
Cash flows from financing activities
Proceeds from note payable, net	—	19,353,754
Dividends paid	(1,981,062)	(1,928,359)
Net cash (used in) provided by financing activities	(1,981,062)	17,425,395
Net (decrease) increase in cash and cash equivalents	(764,180)	2,881,877
Cash and cash equivalents, beginning of period	2,911,640	29,763
Cash and cash equivalents, end of period	$2,147,460	$2,911,640
Supplemental schedule of cash flow information
Interest paid	$838,400	$435,502
Supplemental schedule of noncash investing and financing activities
Acquisitions of real estate assets:
Real estate assets, net	$—	$1,875,002
Accounts payable and accrued expenses	—	(900,000)
Common stock and paid in capital	—	(975,002)

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

See notes to consolidated financial statements

GLOBAL SELF STORAGE, INC.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

Global Self Storage, Inc. (the “Company”) is a self-administered and self-managed REIT that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”). The Company’s stores are located in the Northeast, Mid-Atlantic and Mid-West regions of the United States. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. Accordingly, effective January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), from an investment company under the 1940 Act, and listed its common stock on the Nasdaq Capital Market (“NASDAQ”) under the symbol “SELF”.

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “IRC”). To the extent the Company continues to qualify as a REIT, it will not generally be subject to U.S. federal income tax, with certain limited exceptions, on the taxable income that is distributed to its stockholders.

The Company invests in self storage properties by acquiring stores through its wholly owned subsidiaries. At December 31, 2017, the Company owned and operated 11 stores. The Company operates primarily in one segment:  rental operations.

Disclosure of the square footage of the self storage properties is unaudited and outside the scope of our independent registered public accounting firm’s audit of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

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

Income Taxes

The Company has elected to be treated as a REIT under the IRC. In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, it would be subject to federal income tax. In managements opinion, the requirements to maintain these elections are being met. The Company is subject to certain state and local taxes.

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

Legislation, commonly known as the Tax Cuts and Jobs Act (“TCJA”) was signed into law on December 22, 2017. The TCJA makes significant changes to the U.S. federal income tax rates for taxation of individuals and corporations (including REITs), generally effective for taxable years beginning after December 31, 2017.

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

Real Estate Assets

Real estate assets are carried at the appreciated value as of January 19, 2016, the effective date of the change in status to an operating company, less accumulated depreciation from that date. Purchases subsequent to the effective date of the change in status are carried at cost, less accumulated depreciation. Direct and allowable internal costs associated with the development, construction, renovation, and improvement of real estate assets are capitalized. Property taxes and other costs associated with development incurred during the construction period are capitalized. The construction period begins when expenditures for the real estate assets have been made and activities that are necessary to prepare the asset for its intended use are in progress. The construction period ends when the asset is substantially complete and ready for its intended use.

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

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses primarily consist of property tax accruals, unearned rental income, and trade payables. At December 31, 2017 and 2016, accounts payable and accrued expenses included a $900,000 contingent payment in connection with the purchase of a property made in 2016.

Retained Earnings

Retained earnings includes an increase to fair value of the properties owned by the Company at the effective date of the change in status to a reporting company under the Exchange Act (see Footnote 3) and the accumulated net income or loss and accumulated distributions paid since inception.

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

Stock-based Compensation

On October 16, 2017, the Company’s stockholders approved the Company’s 2017 Equity Incentive Plan (the “Plan”). The Plan is designed to provide equity-based incentives to certain eligible persons, as defined in the Plan, in the form of options, share appreciation rights, restricted shares, restricted share units, dividend equivalent rights or other forms of equity-based compensation as determined in the discretion of the Board of Directors, the Compensation Committee of the Board of Directors, or other designee thereof. Awards granted are valued at fair value and any compensation expense is recognized over the service periods of each award. As of December 31, 2017, no awards have been granted under the Plan.

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

Recently Issued Accounting Standards

In February 2017, as part of the new revenue standard, the FASB issued ASU No. 2017-05 – Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance, which focuses on recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. Specifically, the new guidance defines “in substance nonfinancial asset,” unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. The new guidance is effective on January 1, 2018. Upon adoption, the Company expects that the majority of its sale transactions will be treated as dispositions of nonfinancial assets rather than dispositions of a business given the FASB’s recently revised definition of a business (see ASU No. 2017-01 below). Additionally, in partial sale transactions where the Company sells a controlling interest in real estate but retains a noncontrolling interest, the Company expects to now fully recognize a gain or loss on the fair value measurement of the retained interest as the new guidance eliminates the partial profit recognition model.

In January 2017, the FASB issued ASU 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to include an input and a substantive process that together significantly contribute to the ability to create outputs which are defined as the results of inputs and substantive processes that provide goods or services to customers, other revenue, or investment income. The standard is effective on January 1, 2018. Upon adoption of the new guidance, the Company expects that the majority of future property acquisitions will now be considered asset acquisitions, resulting in the capitalization of acquisition related costs incurred in connection with these transactions and the allocation of purchase price and acquisition related costs to the assets acquired based on their relative fair values.

In November 2016, the FASB issued ASU No. 2016-18 - Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new guidance also requires entities to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The standard is effective on January 1, 2018. The standard requires the use of the retrospective transition method. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements as the update relates to financial statement presentation and disclosures.

In August 2016, the FASB issued ASU No. 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The eight items that the ASU provides classification guidance on include (1) debt prepayment and extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. The standard became effective on January 1, 2018. The standard requires the use of the retrospective transition method. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements as the update relates to financial statement presentation and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. The standard became effective on January 1, 2017. The adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, however early adoption is permitted. The Company does not believe this standard will have a material impact on operating results of financial condition, because all lease revenues are derived from month to month self storage leases and the Company does not incur a material amount of lease expense.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10). The updated accounting guidance, among other things, requires that all nonconsolidated equity investments, except those accounted for under the equity method, be measured at fair value and that the changes in fair value be recognized in net income. The updated guidance is effective for the Company as of January 1, 2018. With certain exceptions, the updated accounting guidance requires a cumulative effect adjustment to beginning retained earnings in the year the guidance is adopted. If we had adopted the provisions of the updated guidance as of January 1, 2017 for our equity investments classified as available-for-sale securities, net income attributable to such securities would have increased by approximately $78,000 in 2017.

In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance outlines a five-step process for customer contract revenue recognition that focuses on transfer of control as opposed to transfer of risk and rewards. The new guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. In May 2016, the FASB issued ASU 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends ASU 2014-09 and is intended to address implementation issues that were raised by stakeholders. ASU 2016-12 provides practical expedients on collectability, noncash consideration, presentation of sales tax and contract modifications and completed contracts in transition. Both standards became effective on January 1, 2018. The standards will not have a material impact on the Company’s consolidated statements of financial position or results of operations primarily because the majority of its revenue is derived from lease contracts, which are excluded from the scope of the new guidance. The Company’s insurance fee revenue, and merchandise sale revenue are included in the scope of the new guidance, however, the Company identified similar performance obligations under this standard as compared with deliverables and separate units of account identified under its previous revenue recognition methodology. Accordingly, revenue recognized under the new guidance will not differ materially from revenue recognized under previous guidance and there will be no material prior year impact.

3. CHANGE IN STATUS

Prior to the January 19, 2016 change in status as a registered investment company, the Company recorded its investment in the self storage properties at fair value and recorded the changes in the fair value as an unrealized gain or loss. Upon the effective date of the deregistration of the Company as a registered investment company, the fair value accounting as a registered investment company was no longer applicable to the Company, rather the Company began presenting on a consolidated basis, the underlying assets and liabilities of the self storage properties. The Company’s initial carrying value of the net assets of the self storage properties was the fair value on the effective date of the change in status determined as follows:

Fair value of self storage properties on the effective date of the change in status		$34,624,573
Total net assets of the combined self storage properties
Property plant and equipment - self storage	$26,388,167
Cash and cash equivalents	464,585
Accounts receivable	87,103
Prepaid expenses and other assets	206,146
Accounts payable and accrued expenses	(488,514)	26,657,487
Increase to the initial carrying value of the net assets of the self storage properties on the effective date of the change in status		$7,967,086

4. INVESTMENTS IN SECURITIES

Investments in securities as of December 31, 2017 and 2016consisted of the following:

		Gross Unrealized
December 31, 2017	Cost Basis	Gains	Losses	Value
Investment securities, available-for-sale
Common stocks	$755,487	$796,603	$—	$1,552,090
Total investment in securities	$755,487	$796,603	$—	$1,552,090

		Gross Unrealized
December 31, 2016	Cost Basis	Gains	Losses	Value
Investment securities, available-for-sale
Common stocks	$755,487	$718,463	$—	$1,473,950
Total investment in securities	$755,487	$718,463	$—	$1,473,950

During the year ended December 31, 2017, there were no transactions in investment securities available-for-sale. During the period ended December 31, 2016, proceeds from the sale of investment securities available-for-sale was $2,294,796 and the Company recorded realized gains from the sale of those securities  of $602,428.

5. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows:

	December 31, 2017	December 31, 2016
Buildings, improvements, and equipment, at cost:
Beginning balance	$51,156,701	$30,795,900
Improvements and equipment additions	259,078	180,801
Acquisition of self storage properties	—	17,612,576
Newly developed properties opened for operation	—	2,567,424
Ending balance	51,415,779	51,156,701
Land:
Beginning balance	5,493,814	3,413,814
Acquisition of self storage properties	—	2,080,000
Ending balance	5,493,814	5,493,814
Accumulated depreciation:
Beginning balance	(875,447)	—
Depreciation expense	(1,382,415)	(875,447)
Ending balance	(2,257,862)	(875,447)
Construction in progress:
Beginning balance	—	145,539
Current development	393,832	2,470,685
Newly developed properties opened for operation	—	(2,567,424)
Transfer to prepaid expenses and other assets	—	(48,800)
Ending balance	393,832	—
Total real estate assets	$55,045,563	$55,775,068

The real estate assets as of December 31, 2016 have been adjusted to reflect the appreciated fair value of the self storage properties as of the date of the change in status from an investment company.

During 2017, the Company completed the construction to expand its Merrillville, IN store. The new development adds approximately 13,300 leasable square feet of traditional drive-up storage units, for an aggregate cost of approximately $400,000. The expansion property was placed in service in 2018. The Millbrook, NY expansion, when completed, will add approximately 16,500 of gross square feet of all-climate-controlled units. The planning for the Millbrook, NY expansion is under development and the Company is actively evaluating proposals for its construction. As of December 31, 2017, a final estimate of construction costs has not yet been determined. As of December 31, 2017, development costs for the Millbrook, NY expansion project have been capitalized while the construction costs of the Merrillville, IN expansion are reflected in real estate assets, net on the Company’s consolidated balance sheet.

6. ACQUISITIONS

During the year ended December 31, 2017, the Company did not make any acquisitions.

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

During the year ended  December 31, 2016, the Company acquired four stores, including two stores from Tuxis Corporation (“Tuxis”), an affiliate of the Company, for an aggregate purchase price of $20,800,000. Approximately $1,100,000 of the purchase price was allocated to intangible assets. The estimated life of in-place leases was 12 months and the amortization expense that was recorded during the years ended December 31, 2017 and 2016 was $77,060 and $317,140, respectively. The Company expensed professional fees/closing costs of $449,738 in connection with these acquisitions.

The additional $900,000 cash payment to Tuxis is contingent upon the commencement of construction at the New York store .

The following table summarizes the revenues and earnings related to the four stores acquired during 2016 since their acquisition dates, which are included in the Company’s consolidated statements of operations for the year ended December 31, 2016.

Year Ended
December 31, 2016
Total revenue	$433,054
Net income	75,883

Pro Forma Financial Information

During the year ended December 31, 2016, the Company acquired four operating stores. The following pro forma financial information includes all four stores acquired and reflects adjustments to the Company’s historical financial data to give effect to each of the acquisitions that occurred during 2016 as if each had occurred as of January 19, 2016 to December 31, 2016. Pro forma financial information has not been provided for 2015 and for the period January 1, 2016 to January 18, 2016, since the Company was an investment company and applied the accounting guidance in ASC 946. The unaudited pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017 and December 31, 2016:

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets
Investment in securities	$1,552,090	$—	$—	$1,552,090
Total assets at fair value	$1,552,090	$—	$—	$1,552,090

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Investment in securities	$1,473,950	$—	$—	$1,473,950
Total assets at fair value	$1,473,950	$—	$—	$1,473,950

There were no assets transferred from level 1 to level 2 as of December 31, 2017 or December 31, 2016. The Company did not have any assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of December 31, 2017 or December 31, 2016.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their respective carrying values as of December 31, 2017 and 2016, respectively. The aggregate carrying value of the Company’s debt was $20,000,000 as of December 31, 2017 and 2016, respectively. The estimated fair value of the Company’s debt was $18,970,317 as of December 31, 2017 and 2016, respectively. These estimates were based on market interest rates for comparable obligations, general market conditions and maturity. The Company’s debt is classified as level 2 in the fair value hierarchy.

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

As of December 31, 2017 and 2016 the carrying value of the Company’s note payable is summarized as follows:

Note Payable	December 31, 2017	December 31, 2016
Principal balance outstanding	$20,000,000	$20,000,000
Less: Loan procurement costs, net	(582,595)	(625,029)
Total note payable, net	$19,417,405	$19,374,971

As of December 31, 2017, the note payable was secured by certain of its self storage properties with an aggregate net book value of approximately $33.7 million. The note payable pays interest only from August 1, 2016 through June 30, 2018. The following table represents the future principal payment requirements on the note payable as of December 31, 2017:

2018	$228,987
2019	472,600
2020	492,797
2021	513,857
2022	535,816
2023 and thereafter	17,755,943
Total principal payments	20,000,000
Less: Loan procurement costs, net	(582,595)
Total note payable	$19,417,405

:

9. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share:

		For the Period
		January 19, 2016
	For the Year Ended	through
	December 31, 2017	December 31, 2016
Net income (loss)	$(146,290)	$384,135
Basic and diluted weighted average common shares outstanding	7,619,469	7,417,320
Basic and diluted per share net income (loss)	$(0.02)	$0.05

Common stock dividends paid in cash totaled $1,981,062 ($0.26 per share) and $1,928,359 ($0.26 per share) for the years ended December 31, 2017 and 2016, respectively.

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and directors of Winmill & Co. Incorporated (“Winco”), Bexil, Tuxis, and their affiliates (collectively with the Company, the “Affiliates”). As of December 31, 2017, certain of the Affiliates owned approximately 5% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the IRC and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. Rent expense of concurrently used office space and overhead expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the IRC. The aggregate rent and overhead accrued and paid by the Company to Winco for the years ended December 31, 2017 and 2016 was $61,801 and $69,599 , respectively. The Company had reimbursements payable to MMC and Winco for compensation and benefits and rent and overhead of $13,447 and $2,933 as of December 31, 2017 and 2016, respectively.

The Company provides a maximum monthly automobile allowance of $1,000 per month to its President, Mark C. Winmill. To the extent that the monthly maximum payment under the Company’s automobile lease exceeds the monthly allowance, Mr. Winmill must reimburse the Company for the excess amount. In this regard, Mr. Winmill has reimbursed the Company $3,228 and $1,878 for the years ended December 31, 2017 and 2016, respectively.

The Company leases office space to Tuxis under a rental agreement. The terms of occupancy are month to month and automatically renew unless terminated by either party on ten days’ written notice. The monthly rental charges are $667 per month due and payable on the first day of each month. The lease commenced on December 31, 2016 and the Company earned rental income of $8,004 for the year ended December 31, 2017. Prior to December 31, 2016, the Company leased office space from Tuxis under a rental agreement and the total rent paid by the Company to Tuxis was $12,000 for the year ended December 31, 2016.

11. CAPITAL STOCK

As of December 31, 2017, the Company was authorized to issue 450,000,000 shares of $0.01 par value common stock of which 7,619,469 had been issued and was outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, authorized, of which none has been issued. Prior to October 16, 2017, the Company was authorized to issue 19,900,000 shares of $0.01 par value common stock and 100,000 shares of Series A participating preferred stock, $0.01 par value.

On December 30, 2016 , the Company issued 202,703 shares of common stock valued at   $975,002 to Tuxis in conjunction with the Tuxis Subsidiaries acquisition. The common stock issued is unregistered and therefore subject to certain restrictions. The Company and Tuxis have entered into a Registration Rights Agreement, which permits Tuxis to request the registration of the Company’s unregistered common stock.

12. STOCKHOLDER RIGHTS PLAN

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

On October 20, 2017, the Company and American Stock Transfer & Trust Company, LLC, as rights agent (the “Rights Agent”), entered into an amendment (the “Rights Plan Amendment”) to the Company’s stockholders rights plan, dated as of January 29, 2016, between the Company and the Rights Agent (“Rights Plan”). The Rights Plan Amendment accelerated the expiration of the Company’s preferred share purchase rights under the Rights Plan from the Close of Business (as such term is defined in the Rights Plan) on January 29, 2026 to the Close of Business on October 20, 2017, and the Rights Plan was terminated at such time. At the time of the termination of the Rights Plan, all of the rights distributed to holders of the Company’s common stock pursuant to the Rights Plan expired.

13. COMMITMENTS AND CONTINGENCIES

The Company enters into contracts that contain a variety of representations and warranties and which may provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as it involves future claims that may be made against the Company under circumstances that have not occurred.

The Company leases an automobile under a lease expiring on January 3, 2020. The future minimum lease payments under the lease in aggregate are $30,576 comprised of annual payments of $15,288 in each of the years ending December 31, 2018 and 2019, respectively.

Upon the satisfaction of certain conditions described in the 2016 Purchase Agreement with Tuxis, in connection with expanding the Company’s Millbrook, New York store, an additional $900,000 cash payment is due to Tuxis from the Company. On May 2, 2017, the Company received approval from the local municipality for the Millbrook expansion project and, upon commencement of construction, the additional cash payment is expected to be made by the Company to Tuxis. As of December 31, 2017, construction has not started, however, the Company has incurred development costs and is actively evaluating proposals for the construction of the expansion project.

14. SUBSEQUENT EVENTS

On March 28, 2018, the Company filed with the SEC a Registration Statement on Form S-8 covering 760,000 shares of common stock (the “Stock”), par value $0.01 per share. The Stock may be issued by the Company from time to time pursuant to its 2017 Equity Incentive Plan (the “Plan”).

On March 29, 2018, the Company entered into an employment agreement with its Chief Executive Officer and President, Mark C. Winmill.

The employment agreement has an initial term of three years and is subject to automatic one-year extensions thereafter, unless either party provides at least 90 days’ notice of non-renewal.

The employment agreement provides for:

•	a monthly base salary of $26,416;
•	eligibility for an annual cash performance bonus based on the satisfaction of performance goals established by our Board of Directors or its Compensation Committee; and
•	participation in benefit plans applicable generally to executive officers.

The employment agreement provides that, if Mr. Winmill’s employment is terminated by the Company without “cause” or by Mr. Winmill for “good reason” (each as defined in the employment agreement), or as a result of the Company’s notice of non-renewal of the employment term, Mr. Winmill will be entitled to the following severance payments and benefits, subject to the execution and non-revocation of a general release of claims:

•	accrued but unpaid base salary, bonus and other benefits earned and accrued but unpaid prior to the date of termination;
•

an amount equal to three times the sum of Mr. Winmill’s annual base salary plus the greater of the average annual bonus received by Mr. Winmill with respect to the two years prior to the year of termination and Mr. Winmill’s “target” annual bonus; and

•	continued health benefits (including for Mr. Winmill’s dependents) for twenty-four months following termination.

In the event Mr. Winmill’s employment terminates by reason of his death or disability he or his estate shall receive:

•	accrued but unpaid base salary, bonus and other benefits earned and accrued but unpaid prior to the date of termination;
•	a prorated annual bonus for the year in which the termination occurs; and
•	continued health benefits (including for Mr. Winmill’s dependents) for twenty-four months following termination.

The employment agreement contains standard confidentiality provisions, which apply indefinitely, and both non-competition and non-solicitation of employees and customers covenants, which apply during the term of employment and for a period of twelve months thereafter.

On March 29, 2018, the Company approved restricted share awards under its 2017 Equity Incentive Plan (the “Plan”) to certain of its officers and employees in the aggregate amount of 73,155 shares, of which 15,025 shares are performance-based grants and the remainder of the shares are time-based grants. Mark Winmill, our Chief Executive Officer and President, and Thomas O’Malley, our Chief Financial Officer, received 32,125 and 13,900 shares, respectively. With respect to the grants made to Messrs. Winmill and O’Malley, 24,100 of the shares for Mr.

Winmill and 10,400 of shares for Mr. O’Malley vest solely based on continued employment, with 6.25% of the shares eligible to vest on each three-month anniversary of the grant date. These restricted shares entitle the holder to dividends paid by the Company on shares of its common stock. Further, these time-based restricted share grants are front loaded and represent three years of grants; therefore, no additional time-based grants are currently expected be made to Messrs. Winmill and O'Malley in 2019 and 2020. The remaining 8,025 of the shares for Mr. Winmill and 3,500 of the shares for Mr. O'Malley vest based on continued employment and the achievement of certain AFFO and same store revenue growth (“SSRG”) goals by the Company during 2018. Between 0% and 200% of these shares will be earned based on achievement of the AFFO and SSRG goals in 2018, and the shares which are earned will remain subject to quarterly vesting during the remaining four-year time vesting period. Dividends paid by the Company prior to the determination of how many shares are earned will be retained by the Company and released only with respect to earned shares. If a Change in Control (as defined in the Plan) occurs during 2018, the number of shares earned will equal the greater of the number of shares granted and the number of shares which would have been earned based on the AFFO and SSRG through the date of the Change in Control. If following a Change in Control, a grantee is terminated by the Company without Cause or by the grantee with Good Reason (as each is defined in the Plan), all unvested restricted shares will fully vest.

GLOBAL SELF STORAGE, INC.

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

December 31, 2017

			Initial cost			Gross Carrying Amount at December 31, 2017
Description	Square Footage		Land	Buildings & Improvements	Costs Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation
Clinton, CT	30,338		$356,040	$3,108,285	$11,927	$356,040	$3,120,212	$3,476,252	$77,480
Bolingbrook, IL (A)	111,200		633,914	5,491,409	2,435,760	633,914	7,927,169	8,561,083	385,193
Dolton, IL (A)	86,590		614,413	5,227,313	9,611	614,413	5,236,924	5,851,337	280,457
McCordsville, IN	81,731		770,000	6,776,000	46,578	770,000	6,822,578	7,592,578	214,964
Merrillville, IN (A)	66,820		597,229	5,104,011	94,605	597,229	5,198,616	5,795,845	273,892
Millbrook, NY	12,480	(1)	313,950	2,723,468	10,049	313,950	2,733,517	3,047,467	67,494
Millbrook, NY	1,875	(2)	110,010	177,427	—	110,010	177,427	287,437	—
Rochester, NY (A)	68,017		571,583	5,227,630	—	571,583	5,227,630	5,799,213	240,570
Lima, OH	97,635		530,000	4,664,000	91,036	530,000	4,755,036	5,285,036	157,579
Sadsburyville, PA (A)	78,842		462,749	5,146,579	1,539	462,749	5,148,118	5,610,867	269,580
Summerville, SC (A)	72,700	(3)	345,160	2,989,159	5,475	345,160	2,994,634	3,339,794	142,424
Summerville, SC (A)	41,665	(4)	188,766	1,605,405	14,725	188,766	1,620,130	1,808,896	77,897
	749,893		$5,493,814	$48,240,686	$2,721,305	$5,493,814	$50,961,991	$56,455,805	$2,187,530

(A)	This property is part of the Loan Agreement with a balance of $20,000,000 as of December 31, 2017.
(1)	SSG Millbrook LLC.
(2)	Tuxis Real Estate II LLC, an adjacent property to SSG Millbrook LLC.
(3)	SSG Summerville I LLC.
(4)	SSG Summerville II LLC.

Activity in storage properties during the year ended December 31, 2017 and for the period January 1, 2016 to  December 31, 2016 was as follows:

	2017	2016
Storage properties *
Balance at beginning of period	$56,650,515	$34,355,253
Acquisitions and improvements	652,910	22,295,262
Balance at end of period	$57,303,425	$56,650,515

Accumulated depreciation
Balance at beginning of period	$(875,447)	$—
Depreciation expense	(1,382,415)	(875,447)
Balance at end of period	$(2,257,862)	$(875,447)
Storage properties, net	$55,045,563	$55,775,068

*	These amounts include equipment that is housed at the Company's properties and construction in progress which is excluded from Schedule III above.