Form 10-Q
period 2018-03-31
Global Self Storage, Inc.
filed 2018-05-15
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 23, 2018, was 7,692,624.

STATEMENT ON FORWARD LOOKING INFORMATION

Certain information presented in this report may contain “forward-looking statements” within the meaning of the federal securities laws including, but not limited to, the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward looking statements can be identified by terminology such as “believes,” “plans,” “intends,” “expects,” “estimates,” “may,” “will,” “should,” or “anticipates” or the negative of such terms or other comparable terminology, or by discussions of strategy. All forward-looking statements by the Company involve known and unknown risks, uncertainties and other factors, many of which are beyond the control of the Company, which may cause the Company’s actual results to be materially different from those expressed or implied by such statements. We may also make additional forward looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements. All forward-looking statements, including without limitation, management’s examination of historical operating trends and estimates of future earnings, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management’s expectations, beliefs and projections will result or be achieved.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in “Item 1A. Risk Factors” included in our most recent report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”). Such factors include, but are not limited to:

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

•	risk of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with challenges to intercompany transactions with our taxable REIT subsidiaries;
•	changes in federal or state tax laws related to the taxation of REITs, which could impact our status as a REIT;
•	increases in taxes, fees and assessments from state and local jurisdictions;
•	security breaches or a failure of our networks, systems or technology could adversely impact our business, customer and employee relationships;
•	our ability to obtain and maintain financing arrangements on favorable terms;
•	market trends in our industry, interest rates, the debt and lending markets or the general economy;
•	the timing of acquisitions and our ability to execute on our acquisition pipeline;

•	general volatility of the securities markets in which we participate;
•	changes in the value of our assets;
•	changes in interest rates and the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•	our ability to continue to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;
•	availability of qualified personnel;
•	difficulties in raising capital at a reasonable cost;
•	estimates relating to our ability to make distributions to our stockholders in the future; and
•	economic uncertainty due to the impact of terrorism or war.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Real estate assets, net	$54,748,869	$55,045,563
Cash and cash equivalents	2,148,371	2,147,460
Restricted cash	128,208	108,955
Marketable equity securities	1,510,183	1,552,090
Accounts receivable	81,185	103,289
Prepaid expenses and other assets	263,374	221,830
Goodwill	694,121	694,121
Total assets	$59,574,311	$59,873,308
Liabilities and equity
Note payable	$19,428,014	$19,417,405
Accounts payable and accrued expenses	2,080,569	1,954,919
Total liabilities	21,508,583	21,372,324
Commitments and contingencies
Equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized, 7,692,624 and 7,619,469 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	76,926	76,195
Additional paid in capital	33,882,016	33,881,863
Accumulated other comprehensive income	—	796,603
Retained earnings	4,106,786	3,746,323
Total equity	38,065,728	38,500,984
Total liabilities and equity	$59,574,311	$59,873,308

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenues
Rental income	$1,902,101	$1,696,998
Other property related income	59,784	52,628
Total revenues	1,961,885	1,749,626
Expenses
Property operations	849,693	689,484
General and administrative	465,423	410,555
Depreciation and amortization	348,873	449,234
Business development and property acquisition costs	—	5,832
Total expenses	1,663,989	1,555,105
Operating income	297,896	194,521
Other income (expense)
Dividend, interest, and other income	23,346	11,422
Unrealized loss on marketable equity securities	(41,907)	—
Interest expense	(220,209)	(220,209)
Total other income (expense), net	(238,770)	(208,787)
Net income (loss)	$59,126	$(14,266)
Earnings per share
Basic	$0.01	$(0.00)
Diluted	$0.01	$(0.00)
Weighted average shares outstanding
Basic	7,619,469	7,619,469
Diluted	7,619,489	7,619,469

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net income (loss)	$59,126	$(14,266)
Other comprehensive income (loss)
Unrealized loss on investment securities in equity securities	—	(45,663)
Comprehensive gain (loss)	$59,126	$(59,929)

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated Other		Total
	Common Stock		Paid in	Comprehensive	Retained	Stockholders'
	Shares	Par Value	Capital	Income	Earnings	Equity
Balances at December 31, 2017, as reported	7,619,469	$76,195	$33,881,863	$796,603	$3,746,323	$38,500,984
Adjustment from financial instruments update ASU 2016-01 (Note 2)	—	—	—	(796,603)	796,603	—
Balances at January 31, 2018, as adjusted	7,619,469	76,195	33,881,863	—	4,542,926	38,500,984
Restricted stock grants issued	73,155	731	(731)	—	—	—
Compensation expense related to stock-based awards	—	—	884	—	—	884
Net income	—	—	—	—	59,126	59,126
Dividends	—	—	—	—	(495,266)	(495,266)
Balances at March 31, 2018	7,692,624	$76,926	$33,882,016	$—	$4,106,786	$38,065,728

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$59,126	$(14,266)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	348,873	449,234
Unrealized loss on marketable equity securities	41,907	—
Amortization of loan procurement costs	10,609	10,609
Compensation expense related to stock-based awards	884	—
Changes in operating assets and liabilities:
Accounts receivable	22,104	64,471
Prepaid expenses and other assets	(41,544)	29,705
Accounts payable and accrued expenses	125,650	65,007
Net cash provided by operating activities	567,609	604,760
Cash flows from investing activities
Construction	(28,008)	—
Improvements and equipment additions	(24,171)	(121,890)
Net cash used in investing activities	(52,179)	(121,890)
Cash flows from financing activities
Dividends paid	(495,266)	(495,266)
Proceeds from note payable, net	—	—
Net cash used in financing activities	(495,266)	(495,266)
Net increase (decrease) in cash and cash equivalents	20,164	(12,396)
Cash, cash equivalents, and restricted cash, beginning of period	2,256,415	2,965,694
Cash, cash equivalents, and restricted cash, end of period	$2,276,579	$2,953,298
Supplemental schedule of cash flow information
Interest paid	$209,600	$209,600

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION

Global Self Storage, Inc. a Maryland corporation (the “Company,” “we,” “our,” or “us”), is a self-administered and self-managed real estate investment trust (“REIT”)  that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. The Company stores are located in the Northeast, Mid-Atlantic and Mid-West regions of the United States. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “IRC”). To the extent the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its stockholders.

The Company invests in self storage properties by acquiring stores through its wholly owned subsidiaries. At March 31, 2018, the Company owned and operated eleven stores. The Company operates primarily in one segment:  rental operations.

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

The accompanying unaudited consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with GAAP for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The consolidated balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

Reclassifications

Certain amounts from the prior year have been reclassified to conform to current year presentation as described below.

On January 1, 2018, the Company also adopted Accounting Standards Update (“ASU”) No. 2016-18: Statement of Cash Flows (Topic 230) – Restricted Cash, which requires restricted cash to be included with cash and cash equivalents as part of the reconciliation of beginning and end of period balances within the consolidated statements of cash flows. As a result of adopting the new guidance, $51,250 of restricted cash, which were previously included as operating cash outflows within the consolidated statements of cash flows for the three months ended March 31, 2017 has been removed and is now included in the cash, cash equivalents, and restricted cash line items at the beginning and the end of period.

Accounting Standards Adopted

As required, in the first quarter of 2018 the Company adopted ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires changes to the accounting for financial instruments that affect the Company’s equity investments and the presentation and disclosure for such instruments. Marketable equity securities previously classified as available-for-sale equity investments are now measured and recorded at fair value with changes in fair value recorded in the consolidated statement of operations. The Company utilized a modified retrospective approach through a cumulative effect adjustment to retained earnings for the year beginning on January 1, 2018.

The following table summarizes the effects of adopting ASU 2016-01 on the Company’s financial statements for the year beginning January 1, 2018 as aa adjustment to the opening balance:

	Balance at	Adjustments from	Balance at
	December 31, 2017	Financial Instruments	January 31, 2018
	As Previously Reported	Update ASU 2016-01	As Adjusted
Assets:
Investments in securities	$1,552,090	$(1,552,090)	$—
Marketable equity securities	$—	$1,552,090	$1,552,090

Equity:
Accumulated other comprehensive income	$796,603	$(796,603)	$—
Retained earnings	$3,746,323	$796,603	$4,542,926

Cash, Cash Equivalents, and Restricted Cash

The Company’s cash is deposited with financial institutions located throughout the United States and at times may exceed federally insured limits. The Company considers all highly liquid investments, which may include money market fund shares, with a maturity of three months or less to be cash equivalents. Restricted cash is comprised of escrowed funds deposited with a bank relating to capital expenditures.

The carrying amount reported on the balance sheet for cash, cash equivalents, and restricted cash approximates fair value.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our consolidated balances sheets to the total amount shown in our consolidated statements of cash flows:

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$2,148,371	$2,902,048
Restricted cash	128,208	51,250
Total cash, cash equivalents, and restricted cash as shown in our consolidated statements of cash flows	$2,276,579	$2,953,298

Income Taxes

The Company has elected to be treated as a REIT under the IRC. In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, it would be subject to federal income tax. In managements’ opinion, the requirements to maintain these elections are being fulfilled. The Company is subject to certain state and local taxes.

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company has reviewed its tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on federal, state, and local income tax returns for open tax years (2015 – 2017), or is expected to be taken in the Company’s 2018 tax returns.

Legislation, commonly known as the Tax Cuts and Jobs Act (“TCJA”), was signed into law on December 22, 2017. The TCJA makes significant changes to the U.S. federal income tax rates for taxation of individuals and corporations (including REITs), generally effective for taxable years beginning after December 31, 2017.

Marketable Equity Securities

Investments in equity securities that have readily determinable fair values are accounted for equity securities measured at fair value. Gains or losses from changes in the fair value of equity securities are recorded in net income, until the investment is sold or otherwise disposed of, or until the investment is determined to be other-than-temporarily impaired. The specific identification method is used to determine the realized gain or loss on investments sold or otherwise disposed.

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

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses generally consist of property tax accruals, unearned rental income, and trade payables. At March 31, 2018 and December 31, 2017, accounts payable and accrued expenses included a $900,000 contingent payment in connection with the purchase of a property made in 2016.

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

Stock-based Compensation

The measurement and recognition of compensation expense for all stock-based payment awards to employees are based on estimated fair values. Awards granted are valued at fair value and any compensation expense is recognized over the service periods of each award.

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

Recently Issued Accounting Standards

In February 2017, as part of the new revenue standard, the FASB issued ASU No. 2017-05 – Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance, which focuses on recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. Specifically, the new guidance defines “in substance nonfinancial asset,” unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. The new guidance became effective on January 1, 2018 when the Company adopted the new revenue standard. Upon adoption, the majority of the Company’s sale transactions are now treated as dispositions of nonfinancial assets rather than dispositions of a business given the FASB’s recently revised definition of a business (see ASU No. 2017-01 below). Additionally, in partial sale transactions where the Company sells a controlling interest in real estate but retains a noncontrolling interest, the Company will now fully recognize a gain or loss on the fair value. The adoption of the standard did not have an impact on the Company’s consolidated financial position or results of operations.

In January 2017, the FASB issued ASU 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to include an input and a substantive process that provide goods or services to customers, other revenue, or investment income. The standard became effective on January 1, 2018. Upon adoption, of the new guidance, the Company expects that the majority of future property acquisitions will now be considered asset acquisitions, resulting in the capitalization of acquisition related costs incurred in connection with these transactions and the allocation of purchase price and acquisition related costs to the assets acquired based on their relative fair values. The adoption of the standard did not have an impact on the Company’s consolidated financial position or results of operations.

In November 2016, the FASB issued ASU No. 2016-18 - Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new guidance also requires entities to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The standard became effective on January 1, 2018 and requires the use of the retrospective transition method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements as the update relates to financial statement presentation and disclosures as discussed in “Reclassifications” above

In August 2016, the FASB issued ASU No. 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The eight items that the ASU provides classification guidance on include (1) debt prepayment and extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. The standard became effective on January 1, 2018. The standard requires the use of the retrospective transition method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements as the update relates to financial statement presentation and disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance outlines a five-step process for customer contract revenue recognition that focuses on transfer of control as opposed to transfer of risk and rewards. The new guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. In May 2016, the FASB issued ASU 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends ASU 2014-09 and is intended to address implementation issues that were raised by stakeholders. ASU 2016-12 provides practical expedients on collectability, noncash consideration, presentation of sales tax and contract modifications and completed contracts in transition. Both standards became effective on January 1, 2018. The standards did not have a material impact on the Company’s consolidated statements of financial position or results of operations primarily because the majority of its revenue is derived from lease contracts, which are excluded from the scope of the new guidance. The Company’s insurance fee revenue, and merchandise sale revenue are included in the scope of the new guidance, however, the Company identified similar performance obligations under this standard as compared with deliverables and separate units of account identified under its previous revenue recognition methodology. Accordingly, revenue recognized under the new guidance does not differ materially from revenue recognized under previous guidance and there is no material prior year impact.

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

Fair value of self storage properties on the effective date of the change in status		$34,624,573
Total net assets of combined self storage properties
Property plant and equipment - self storage	$26,388,167
Cash and cash equivalents	464,585
Accounts receivable	87,103
Prepaid expenses and other assets	206,146
Accounts payable and accrued expenses	(488,514)	26,657,487
Increase to the initial carrying value of the net assets of self storage properties on the effective date of the change in status		$7,967,086

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities as of March 31, 2018 consisted of the following:

		Gross Unrealized
	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$754,696	$—	$1,510,183

Total investment in marketable equity securities	$755,487	$754,696	$—	$1,510,183

5. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows:

Self storage properties, at cost:
Beginning balance	$51,415,779
Newly developed properties opened for operation	369,719
Improvements and equipment additions	24,171
Ending balance	51,809,669

Land
Beginning balance	5,493,814
Ending balance	5,493,814

Accumulated depreciation:
Beginning balance	(2,257,862)
Depreciation expense	(348,873)
Ending balance	(2,606,735)

Construction in progress:
Beginning balance	393,832
Current development	28,008
Newly developed properties opened for operation	(369,719)
Ending balance	52,121

Total real estate assets at March 31, 2018	$54,748,869

The Merrillville, IN expansion was completed in January 2018 and added 13,300 leasable square feet of traditional drive-up storage units. In 2018 the Company expects to break ground on the Millbrook, NY expansion, which, when completed, will add approximately 16,500 of gross square feet of all-climate-controlled units. The planning for the Millbrook, NY expansion is under development and the Company is actively evaluating proposals for its construction. As of March 31, 2018, development costs for these projects have been capitalized while the projects that are under construction and are reflected in real estate assets, net on the Company’s consolidated balance sheet.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2018:

	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,510,183	$—	$—	$1,510,183
Total assets at fair value	$1,510,183	$—	$—	$1,510,183

There were no assets transferred from level 1 to level 2 as of March 31, 2018. The Company did not have any assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of March 31, 2018.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their respective carrying values as of March 31, 2018. The aggregate carrying value of the Company’s debt was $20,000,000 as of March 31, 2018. The estimated fair value of the Company’s debt was $18,403,351 as of March 31, 2018. This estimate was based on market interest rates for comparable obligations, general market conditions, and maturity. The Company’s debt is classified as level 2 of the fair value hierarchy.

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

As of March 31, 2018, the Company’s note payable is summarized as follows:

Note Payable	Carrying Value
Principal balance outstanding	$20,000,000
Less: Loan procurement costs, net	(571,986)
Total note payable, net	$19,428,014

As of March 31, 2018, the note payable was secured by certain of its stores with an aggregate net book value of approximately $ 34.3 million. The note payable pays interest only from August 1, 2016 through June 30, 2018. The following table represents the future principal payment requirements on the note payable as of March 31, 2018:

2018	$228,987
2019	472,600
2020	492,797
2021	513,857
2022	535,816
2023 and thereafter	17,755,943
Total principal payments	20,000,000
Less: Loan procurement costs, net	(571,986)
Total note payable	$19,428,014

8. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2018	2017
Net income (loss)	$59,126	$(14,266)
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	7,619,469	7,619,469
Net effect of dilutive unvested restricted stock awards included for treasury stock method	20	—
Average number of common shares outstanding - diluted	7,619,489	7,619,469
Earnings per common share
Basic	$0.01	$(0.00)
Diluted	$0.01	$(0.00)

Common stock dividends paid in cash totaled $495,266 ($0.065 per share)  for each of the three months ended March 31, 2018 and 2017, respectively.   The classification of these dividends for federal income tax purposes is expected to be determined after the Company’s fiscal year ending December 31, 2018.

9. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation (“Tuxis”), and their affiliates (collectively with the Company, the “Affiliates”). As of March 31, 2018, certain of the Affiliates owned approximately 6% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the IRC and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. Rent expense of concurrently used office space and overhead expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the IRC.    The aggregate rent and overhead accrued and paid by the Company to Winco for the three months ended March 31, 2018 was $13,964. As of March 31, 2018, the Company had reimbursements payable to MMC and Winco for compensation and benefits and rent and overhead of $1,613.

The Company currently reimburses monthly automobile expenses of $1,000 per month to its President, Mark C. Winmill. To the extent that the monthly payment under the Company’s automobile lease exceeds the current monthly reimbursement amount, Mr. Winmill voluntarily reimburses the Company for the excess amount. In this regard, Mr. Winmill has reimbursed the Company $3,228 for the automobile payments paid and due in 2018.

The Company leases office space to Tuxis under a rental agreement. The terms of occupancy are month to month and automatically renew unless terminated by either party on ten days’ written notice. The monthly rental charge is $667 per month, due and payable on the first day of each month. For the three months ended March 31, 2018, the total rent paid by Tuxis to the Company was $2,001.

10. CAPITAL STOCK

As of March 31, 2018, the Company was authorized to issue 450,000,000 shares of $0.01 par value common stock of which 7,692,624 had been issued and was outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, authorized, of which none has been issued.

11. STOCK-BASED COMPENSATION

On October 16, 2017 (“Effective Date”), the Company’s stockholders approved the Company’s 2017 Equity Incentive Plan (the “Plan”). The Plan is designed to provide equity-based incentives to certain eligible persons, as defined in the Plan, in the form of options, share appreciation rights, restricted stock, restricted stock units, dividend equivalent rights or other forms of equity-based compensation as determined in the discretion of the Board of Directors, the Compensation Committee of the Board of Directors, or other designee thereof. The total number of shares of common stock reserved and available for issuance under the Plan on the Effective Date was 760,000.

On March 29, 2018, the Company approved restricted stock awards under the Plan to certain of its officers and employees in the aggregate amount of 73,155 shares, of which 15,025 shares are performance-based grants and 58,130 shares are time-based grants. The Company recorded $884 of expense in general and administrative expense in its statement of operations related to restricted stock awards granted to certain officers and employees for the three months ended March 31, 2018. At March 31, 2018, there was $322,461 of total unrecognized compensation expense related to unvested restricted stock awards under the Plan. That cost is expected to be recognized over a weighted—average period of 4 years. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

Time-Based Restricted Stock Grants

These time-based grants vest solely based on continued employment, with 6.25% of the shares eligible to vest on each three- month anniversary of the grant date during the remaining four-year time vesting period. Time-based restricted stock cannot be transferred during the vesting period. These time-based restricted stock entitles the holder to dividends paid by the Company on shares of its common stock.

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Stock	Fair Value
Unvested at December 31, 2017	—	$—
Granted	58,130	$4.42
Unvested at March 31, 2018	58,130	$4.42

Performance-Based Restricted Stock Grants

Performance-based restricted stock grants vest based on continued employment and the achievement of certain Funds from Operations, as adjusted (“AFFO”) and same store revenue growth (“SSRG”) goals by the Company during 2018. Between 0% and 200% of these shares will be earned based on achievement of the AFFO and SSRG goals in 2018, and the shares which are earned will remain subject to quarterly vesting during the remaining four-year time vesting period. Dividends paid by the Company prior to the determination of how many shares are earned will be retained by the Company and released only with respect to earned shares. If a Change in Control (as defined in the Plan) occurs during 2018, the number of shares earned will equal the greater of the number of shares granted and the number of shares which would have been earned based on the AFFO and SSRG through the date of the Change in Control. If following a Change in Control, a grantee is terminated by the Company without Cause or by the grantee with Good Reason (as each is defined in the Plan), all unvested restricted stock will fully vest.

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-based Stock Grants	Stock	Fair Value
Unvested at December 31, 2017	—	$—
Granted	15,025	$4.42
Unvested at March 31, 2018	15,025	$4.42

Forfeitures are accounted for as they occur, compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition is reversed in the period of the forfeiture.

12. COMMITMENTS AND CONTINGENCIES

The Company enters into contracts that contain a variety of representations and warranties and which may provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as it involves future claims that may be made against the Company under circumstances that have not occurred.

The Company leases an automobile under a lease expiring on January 3, 2020. The future minimum lease payments under the lease in aggregate are $30,576, comprised of annual payments of $15,288 for each of the years ending December 31, 2018 and 2019,respectively.

Upon the satisfaction of certain conditions described in the 2016 Purchase Agreement with Tuxis, in connection with expanding the Company’s Millbrook, New York store, an additional $900,000 cash payment is due to Tuxis from the Company. On May 2, 2017, the Company received approval from the local municipality for the Millbrook expansion project and, upon commencement of construction, the additional cash payment is expected to be made by the Company to Tuxis. As of March 31, 2018, construction has not started, however, the Company has incurred development costs and is actively evaluating proposals for the construction of the expansion project.

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

The Company entered into a non-recourse guaranty on June 24, 2016 (the “Guaranty,” and together with the Loan Agreement, the Promissory Note and the Security Agreement, the “Loan Documents”) to guarantee the payment to Lender of certain obligations of the Secured Subsidiaries under the Loan Agreement. The Loan Documents require the Secured Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Lender may accelerate amounts outstanding under the Loan Documents upon the occurrence of an Event of Default (as defined in the Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. The Company and the Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Loan Documents. There is no material relationship between the Company, its Secured Subsidiaries, or its affiliates and the Lender, other than in respect of the Loan Documents. The foregoing description is qualified in its entirety by the full terms and conditions of the Loan Documents, filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to the Current Report on Form 8-K filed on June 30, 2016. We used the proceeds of such debt financing primarily in connection with store acquisitions in 2016.

As of March 31, 2018, we had capital resources totaling approximately $3.6 million, comprised of $2.1 million of cash and cash equivalents and $1.5 million of marketable securities. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores.

We have been actively reviewing a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not make any acquisitions in the three months ended March 31, 2018.

Results of Operations for the Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Revenues

Total revenues increased from $1,749,626 during the three months ended March 31, 2017 to $1,961,885 during the three months ended March 31, 2018, an increase of $212,259, or 12.1%. Rental income increased from $1,696,998 during the three months ended March 31, 2017 to $1,902,101 during the three months ended March 31, 2018, an increase of $205,103, or 12.1%. The increase was primarily attributable to the additional income from the Bolingbrook expansion and increases in rental and occupancy rates.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $52,628 during the three months ended March 31, 2017 to $59,784 during the three months ended March 31, 2018, an increase of $7,156, or 13.6%. This increase was primarily attributable to increased insurance participation and higher average occupancy.

Operating Expenses

Total operating expenses increased from $1,555,105 during the three months ended March 31, 2017 to $1,663,989 during the three months ended March 31, 2018, an increase of $108,884, or 7.0%. Store operating expenses increased from $689,484 during the three months ended March 31, 2017 to $849,693 during the three months ended March 31, 2018, an increase of $160,209, or 23.2%, which was primarily attributable to the increased expenses associated with increased property tax expenses and increased snow removal and utility expenses during the winter season.

Depreciation and amortization decreased from $449,234 during the three months ended March 31, 2017 to $348,873 during the three months ended March 31, 2018, a decrease of $100,361, or 22.3%. The decrease is primarily attributable to the amortization of the in-place leases related to the stores acquired in 2016.

General and administrative expenses increased from $410,555 during the three months ended March 31, 2017 to $465,423 during the three months ended March 31, 2018, an increase of $54,868, or 13.4%. The change was primarily attributable to increased legal expenses in connection with its reporting obligations and establishing the Company’s 2017 Equity Incentive Plan. Increased expenses for payroll also contributed to the change.

Business development and store acquisition related costs decreased from $5,832 during the three months ended March 31, 2017 to $0 during the three months ended March 31, 2018. Business development and store acquisition-related costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

Operating income increased from $194,521 during the three months ended March 31, 2017 to $297,896 during the three months ended March 31, 2018, an increase of $103,375, or 53.1%.

Other income (expense)

Interest expense on loans was the same amount, $220,209 during the three months ended March 31, 2017 and during the three months ended March 31, 2018.

Dividend, interest, and other income was $11,422 during the three months ended March 31, 2017 and $23,346 during the three months ended March 31, 2018. The increase was primarily attributable to higher dividend payments received from investments in equity securities, increased interest rates for cash deposits held in interest paying bank accounts, and a nonrecurring receipt of $6,396 relating to a class action claim originating prior to the Company deregistering as an investment company.

In accordance with the adoption of ASU 2016-01, the Company now recognizes changes in the fair value of its investments in equity securities with readily determinable fair values in net income and as such recorded an unrealized loss of $41,907 for the three months ended March 31, 2018. Previously, changes in fair value of the Company’s investments in equity securities were recognized in accumulated other comprehensive income on the Company’s consolidated balance sheets. As such, the Company included an unrealized loss on its investments in equity securities of $45,663 in accumulated other comprehensive income at March 31, 2017.

Net income (loss)

For the three months ended March 31, 2017, the net loss was $14,266, or $0.00 per share. For the three months ended March 31, 2018, the net income was $59,126, or $0.01 per share.

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

Self Storage Portfolio

The following discussion and analysis of our same-store self storage operations and our combined same-store and non same-store (“Combined store”) self storage operations are presented on a comparative basis for the three and three months ended March 31, 2017 and March 31, 2018, respectively.

GLOBAL SELF STORAGE STORES

		Year Store	Number	Net Leasable	March 31, 2018 Square Foot	March 31, 2017 Square Foot
Property	Address	Opened / Acquired	of Units	Square Feet	Occupancy %	Occupancy %
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	778	111,500	93.2%	73.3%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,338	84.3%	83.5%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	93.1%	95.1%
SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	412	81,741	95.3%	90.3%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	732	97,610	95.9%	95.0%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	140	12,480	98.5%	90.0%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	637	68,061	97.0%	94.0%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	691	78,842	90.4%	90.0%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	557	72,700	90.7%	93.4%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	249	42,910	84.5%	89.0%
TOTAL/AVERAGE SAME-STORES			5,030	682,772	92.8%	89.1%

SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	565	79,820	88.7%	97.6%
TOTAL/AVERAGE NON SAME-STORES			565	79,820	88.7%	97.6%

TOTAL/AVERAGE ALL STORES			5,595	762,592	92.4%	89.9%

Each store is directly owned by the Company’s wholly owned subsidiary listed in the table.

Same-store occupancy does not include properties that have recently undergone significant expansion or redevelopment, such as our property in Merrillville, IN.

Certain stores’ leasable square feet in the chart above includes outside auto/RV/boat storage space: approximately 13,000 square feet at SSG Sadsbury LLC; 13,500 square feet at SSG Bolingbrook LLC; 9,000 square feet at SSG Dolton LLC; 1,000 square feet at SSG Merrillville LLC; 7,200 square feet at SSG Summerville II LLC and 8,750 square feet at SSG Clinton LLC. For SSG Lima LLC, included is approximately 12,683 square feet of non-storage commercial and student housing space. Approximately 34% of our total available units are climate-controlled, 58% are traditional, and 8% are parking.

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions, or new ground-up developments. At March 31, 2018, we owned ten same-store properties and one non same-store property. The Company believes that, by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, NOI, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions, or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy at March 31, 2018 increased by 3.7% to 92.8% from 89.1% at March 31, 2017. This does not include the impact from the Merrillville, IN expansion project completed in January 2018.

We grew our top-line results by increasing same-store revenues by 12.4% for the three months ended March 31, 2018, versus the same period in 2017. Same-store cost of operations increased by 21.2% for the three months ended March 31, 2018, versus the same period in 2017. Same-store NOI increased by 6.5%for the three months ended March 31, 2018, versus the same period in 2017. The increase in same-store NOI was due primarily to an increase in rental and occupancy rates and net leased square footage.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped our same-store overall average occupancy maintain at or around 93% as of March 31, 2018. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty, resulting in strong referral and word-of-mouth market demand for our storage units and services. Another contributing factor to our results was our competitor move-in rate metrics analysis which employs internet data scraping and other methods to help keep our storage unit move-in rates “in the market,” and our revenue rate management program which helped increase existing tenant rates while maintaining or building store occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months Ended March 31,	2018	2017	Variance	% Change
Revenues	$1,775,254	$1,579,759	$195,495	12.4%
Cost of operations	$767,985	$633,710	$134,275	21.2%
Net operating income	$1,007,269	$946,049	$61,220	6.5%
Depreciation and amortization	$267,421	$362,647	$(95,226)	-26.3%
Net leasable square footage at period end*	682,772	684,375	(1,603)	-0.2%
Net leased square footage at period end	633,454	609,908	23,546	3.9%
Overall square foot occupancy at period end	92.8%	89.1%	3.7%	4.2%
Total annualized revenue per leased square foot	$11.21	$10.36	$0.85	8.2%
Total available leasable storage units*	5,030	5,111	(81)	-1.6%
Number of leased storage units	4,556	4,393	163	3.7%

* From time to time, as guided by market conditions, net leasable square footage and total available leasable storage units at our properties may increase or decrease as a result of consolidation, division or reconfiguration of storage units. Similarly, leasable square footage may increase or decrease due to expansion or redevelopment of our properties.

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
Net income (loss)	$59,126	$(14,266)
Adjustments:
General and administrative	465,423	410,555
Depreciation and amortization	348,873	449,234
Business development and property acquisition costs	—	5,832
Dividend, interest, and other income	(23,346)	(11,422)
Unrealized loss on marketable equity securities	41,907	—
Interest expense	220,209	220,209
Non same-store revenues	(186,551)	(169,486)
Non same-store cost of operations	78,853	52,523
Other real estate expenses	2,775	2,870
Total same-store net operating income	$1,007,269	$946,049

	For the Three Months Ended March 31,
	2018	2017
Same-store revenues	$1,775,254	$1,579,759
Same-store cost of operations	767,985	633,710
Total same-store net operating income	$1,007,269	$946,049

Analysis of Same-Store Revenue

For the three months ended March 31, 2018, the 12.4%, or $195,495, revenue increase was attributable to, among other things, a 3.9% increase in net leased square footage. The increase in net leased square footage was due primarily to a successful lease-up of our Bolingbrook store expansion, and to the continuing successful lease-up of our available storage units in our Illinois, Indiana, Pennsylvania, New York, and South Carolina stores. Same-store average overall square foot occupancy for all of the Company’s stores combined increased to 92.8% at March 31, 2018, up from 89.1% at March 31, 2017, primarily due to the aforementioned successful lease-up activity at those stores.

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

We currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases in the remainder of 2018 to be slightly less than the prior year.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of March 31, 2018, our average tenant duration of stay was approximately 2.9 years, up from approximately 2.8 years as of March 31, 2017.

Analysis of Same-Store Cost of Operations

For the three months ended March 31, 2018, same-store cost of operations increased 21.2%, or $134,275, compared to the same period in 2017. This increase in same-store cost of operations was due primarily to increased store level employment costs and increased property taxes and administrative expenses, which were partially offset by reduced advertising and marketing costs.

On-site store manager, regional manager, and district manager payroll expense increased 13.2%, or $26,783, for the three months ended March 31, 2018 versus the same period in 2017. This increase was due primarily to the addition of a vice president - operations level employee, wage increases, and higher employee health plan expenses. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores.

Store property tax expense increased 33.8%, or $61,050, for the three months ended March 31, 2018, versus the same period in 2017, primarily due to higher assessed values and the loss of our Class 8 tax incentive and subsequent property tax increase at SSG Dolton LLC. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail. When compared to store property tax expense for the three months ended March 31, 2018, we currently expect store property tax expense to remain consistent for the remainder of 2018.

Repairs and maintenance expense increased 14.7%, or $2,594, for the three months ended March 31, 2018 versus the same period in 2017. These expenses were comprised mostly of our ongoing LED lighting replacement program during 2017, which continues into 2018 at a somewhat lesser rate as our stores become fully converted to LED. Going forward into the remainder of 2018, we anticipate continued focus on our LED light replacement program and other property and energy efficiency conversions as applicable. At our stores fully converted to LED lighting, we have realized utilities expense savings of 10% to 40%, depending on the store, due to lower kilowatt per hour usage.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utility expense increased 34.2%, or $18,061, for the three months ended March 31, 2018 versus the same period in 2017, primarily due to increased energy usage during 2018’s harsher winter compared to 2017’s milder winter in most of our stores’ areas which was partially offset by the benefit of lower electricity usage due to our LED light replacement program. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in slightly higher net utility costs in the remainder of 2018.

Landscaping expenses, which include snow removal costs, increased 151.9%, or $27,665, for the three months ended March 31, 2018 versus the same period in 2017, primarily due to higher snow removal costs. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in the remainder of 2018, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 10.5%, or $5,993, for the three months ended March 31, 2018 versus the same period in 2017, primarily due to the decreased internet advertising expenses and the one-time costs during 2017 associated with the production and addition of size estimator and locations videos to our stores’ website, www.GlobalSelfStorage.us. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a nominal rate in the remainder of 2018.

Other direct store costs include general and administrative expenses incurred at the stores, such as store insurance, business license costs, bank charges related to processing the stores’ cash receipts, credit card fees, and the cost of operating each store’s rental office including supplies and telephone data communication lines. These costs (primarily store property insurance) decreased 13.9%, or $9,115, for the three months ended March 31, 2018 versus the same period in 2017. Increased store level cost efficiencies and fewer tenants’ stored items auctions contributed to the decreased expenses, which were partially offset by increases in our credit card or merchant fees. Credit card fees increased due to a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in seeking to build a higher quality overall tenant base. We currently expect moderate increases in other direct store costs in the remainder of 2018.

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

Combined Same-Store and Non Same-Store Self Storage Operations

At March 31, 2018, we owned ten same-store properties and one non same-store property. The non same-store property is SSG Merrillville LLC.

Combined store average overall square foot occupancy at March 31, 2018 increased by 2.8% to 92.4% from 89.9% at March 31, 2017. This includes the impact from our Merrillville, IN store expansion project completed during January 2018. Our Merrillville store expansion project added approximately 13,300 leasable square feet of traditional drive-up storage units. Upon completion of the Merrillville store expansion project, its area occupancy dropped from approximately 92.6% to approximately 78.1%.

We grew our top-line results by increasing Combined store revenues by 12.2% for the three months ended March 31, 2018 versus the same period in 2017. Combined store cost of operations increased by 23.4% for the three months ended March 31, 2018 versus the same period in 2017. Combined store NOI increased by 4.9% for the three months ended March 31, 2018 versus the same period in 2017.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives, drive-by curb appeal, and superior roadside signage which helped deliver new tenant inquiries and enabled our Combined store overall average occupancy to maintain at or above 90% as of March 31, 2018. Also, contributing to our strong results were our customer service efforts which we believe were essential in building local brand loyalty resulting in referral and word-of-mouth market demand for our storage units and services.

These results are summarized as follows:

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

Three Months Ended March 31,	2018	2017	Variance	% Change
Revenues	$1,961,805	$1,749,247	$212,558	12.2%
Cost of operations	$846,838	$686,232	$160,606	23.4%
Net operating income	$1,114,967	$1,063,015	$51,952	4.9%
Depreciation and amortization	$297,731	$391,473	$(93,742)	-23.9%
Net leasable square footage at period end*	762,592	756,095	6,497	0.9%
Net leased square footage at period end	704,269	679,928	24,340	3.6%
Overall square foot occupancy at period end	92.4%	89.9%	2.5%	2.8%
Total available leasable storage units	5,595	5,619	(24)	-0.4%
Number of leased storage units*	5,066	4,884	182	3.7%

* From time to time, as guided by market conditions, net leasable square footage and total available leasable storage units at our properties may increase or decrease as a result of consolidation, division or reconfiguration of storage units. Similarly, leasable square footage may increase or decrease due to expansion or redevelopment of our properties.

The following table presents a reconciliation of combined same-store and non same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
Net income (loss)	$59,126	$(14,266)
Adjustments:
General and administrative	465,423	410,555
Depreciation and amortization	348,873	449,234
Business development and property acquisition costs	—	5,832
Dividend and interest income	(23,346)	(11,422)
Unrealized loss on marketable equity securities	41,907	—
Interest expense	220,209	220,209
Other real estate expenses	2,775	2,873
Total combined same-store and non same-store net operating income	$1,114,967	$1,063,015

	For the Three Months Ended March 31,
	2018	2017
Combined same-store and non same-store revenues	$1,961,805	$1,749,247
Combined same-store and non same-store cost of operations	846,838	686,232
Total combined same-store and non same-store net operating income	$1,114,967	$1,063,015

Analysis of Combined Same-Store and Non Same-Store Revenue

For the three months ended March 31, 2018, the 12.2%, or $212,558, revenue increase versus the same period in 2017, was attributable to, among other things, a 3.6% increase in net leased square footage and to the results of our revenue rate management program of raising existing tenant rates. This increase in net leased square feet, as a result of our expansion at our Merrillville, IN store, is currently expected to positively affect Combined store revenues for the remainder of 2018.

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

We currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases in the remainder of 2018 to be slightly more than the prior year.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us seek to maximize each store’s occupancies and our self storage revenue and NOI. We believe that through our various marketing initiatives, we can seek to continue to attract high quality, long term tenants who we expect will be storing with us for years. As of March 31, 2018, our average tenant duration of stay was approximately 2.9 years, up from approximately 2.8 years as of March 31, 2017.

Analysis of Combined Same-Store and Non Same-Store Cost of Operations

Combined store cost of operations increased 23.4%, or $160,606, for the three months ended March 31, 2018 versus the same period in 2017.

This increase in Combined store cost of operations was due primarily to increased store level employment costs including rising employee health plan expenses and increased property taxes and administrative expenses, which were partially offset by reduced advertising and marketing costs.

On-site store manager and supervisory payroll expense increased 15.4%, or $33,138, for the three months ended March 31, 2018 versus the same period in 2017. This increase was due primarily to the addition of a vice president - operations level employee, wage increases, and higher employee health plan expenses. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as store, district, and regional managers.

Store property tax expense increased 35.1%, or $67,299, for the three months ended March 31, 2018 versus the same period in 2017, primarily due to higher assessed values and the loss of our Class 8 tax incentive and subsequent property tax increase at SSG Dolton LLC. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail. When compared to store property tax expense for the three months ended March 31, 2018, we currently expect store property tax expense to remain consistent for the remainder of 2018.

Repairs and maintenance expense increased 17.6%, or $3,571, for the three months ended March 31, 2018 versus the same period in 2017, primarily due to increased repairs and maintenance costs associated with our new store acquisitions. These 2017 expenses were comprised mostly of our ongoing LED lighting replacement program, which continues in 2018 at a somewhat lesser rate as our stores become fully converted to LED. Going forward into the remainder of 2018, we anticipate continued focus on our LED light replacement program and other property and energy efficiency conversions as applicable. At our stores fully converted to LED lighting, we have realized utilities expense savings of 10% to 40%, depending on the store, due to lower kilowatt per hour usage.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utility expense increased 26.1%, or $16,735, for the three months ended March 31, 2018 versus the same period in 2017, primarily due to increased energy usage during 2018’s harsher winter compared to 2017’s milder winter in most of our stores’ areas which was partially offset by the benefit of lower electricity usage due to our LED light replacement program.. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in slightly higher net utility costs in the remainder of 2018.

Landscaping expenses, which include snow removal costs, increased 193.4%, or $37,190, for the three months ended March 31, 2018 versus the same period in 2017, primarily due to higher snow removal costs. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in the remainder of 2018, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 4.2%, or $2,604, for the three months ended March 31, 2018 versus the same period in 2017, primarily due to decreased marketing costs and to internet advertising expenses. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to remain the same in the remainder of 2018.

Other direct store costs include general and administrative expenses incurred at the stores, such as store insurance, business license costs, bank charges related to processing the stores’ cash receipts, credit card fees, and the cost of operating each store’s rental office including supplies and telephone data communication lines. These costs decreased 13.5%, or $9,805, for the three months ended March 31, 2018 versus the same period in 2017, primarily due to decreased store travel, office supplies and telephone costs. We experienced increased credit card or merchant fees, due to a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in seeking to build a higher quality overall tenant base. These and other expense increases were partially offset by an increase in store level cost efficiencies and fewer tenants’ stored items auctions. We currently expect moderate increases in other direct store costs in the remainder of 2018.

Depreciation and amortization decreased from $391,473 to $297,731, a decrease of $93,742, or 23.9%, for the three months ended March 31, 2018 versus the same period in 2017. The difference is primarily attributable to depreciation of the building and fixtures related to the 2016 store acquisitions, the expansion of the Bolingbrook store, and amortization of the in-place leases related to the 2016 store acquisitions.

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

Three Months Ended March 31,	2018	2017	Variance	% Change
General and administrative	$465,423	$410,555	$54,868	13.4%

General and administrative expenses increased 13.4%, or $54,868, for the three months ended March 31, 2018 versus the same period in 2017. The increase in the general and administrative expense during the three months ended March 31, 2018 is primarily attributable to an increase in legal, accounting, compliance, and investor relations and capital market consulting expenses. Going forward, we expect to incur, a number of new expenses related to, among other things, the Company’s current reporting and regulatory requirements.

Analysis of Business Development and Store Acquisition Expenses

Business development and store acquisition expenses decreased from $5,832 for the three months ended March 31, 2017 to $0 for the three months ended March 31, 2018. These costs would primarily consist of legal and consulting costs in connection with business development activities and future potential store acquisitions. The majority of these expenses are non-recurring and may fluctuate based on periodic business development and acquisition activities.

Analysis of Loan Interest and Amortization Expenses

Loan interest expense payments relating to the aforementioned $20 million loan remained the same for the three months ended March 31, 2017 as for the three months ended March 31, 2018 at $220,209. Going forward, the cash payments for this expense are expected to be $69,867 per month until June 2018, at which point the monthly interest and amortization payment due is expected to increase to $107,699 where it will remain payable every month until June 2036.

Analysis of Global Self Storage FFO and AFFO

The following tables present reconciliation and computation of net income to FFO and AFFO and earnings per share to FFO and AFFO per share:

	For the Three Months Ended March 31,
	2018	2017
Net income (loss)	$59,126	$(14,266)
Eliminate items excluded from FFO:
Depreciation and amortization	348,873	449,234
FFO attributable to common stockholders	407,999	434,968
Adjustments:
Unrealized loss on marketable equity securities	41,907	—
Compensation expense related to stock-based awards	884	—
Business development and property acquisition costs	—	5,832
AFFO attributable to common stockholders	$450,790	$440,800

Earnings per share attributable to common stockholders - basic	$0.01	$(0.00)
Earnings per share attributable to common stockholders - diluted	$0.01	$(0.00)
FFO per share - diluted	$0.05	$0.06
AFFO per share - diluted	$0.06	$0.06

Weighted average shares outstanding - basic (1)	7,619,469	7,619,469
Weighted average shares outstanding - diluted	7,619,489	7,619,469

(1)	For purposes of calculating FFO and AFFO per share, unvested restricted stock is not included.

Analysis of Global Self Storage Store Expansions and Redevelopment Operations

In addition to actively reviewing a number of store and portfolio acquisition opportunities, we have been working to further develop and expand our current stores.

At our Bolingbrook, IL store in November 2016, all site work, construction, and final inspections and approvals of the expansion project in Bolingbrook, IL were completed. This expansion has added approximately 44,050 leasable square feet and 304 of climate-controlled and traditional storage units bringing the total to 111,500 leasable square feet and 778 storage units. The project cost approximately $2,600,000, which equates to an all-in cost of approximately $59 per square foot. As of March 31, 2018, 93.3%, or 41,100 square feet, of the five-building expansion leasable square feet had been leased and total entire store occupancy as of March 31, 2018 was 93.2%, up from 88.5% as of December 31, 2017.

At our Merrillville, IN store in January 2018, all site work, construction, and final inspections and approvals of the expansion project in Merrillville, IN were completed. This expansion has added three new traditional drive-up storage unit buildings totaling 13,300 leasable square feet. The project cost approximately $400,000, which equates to $30 per square foot. After the construction was completed, taking into account the additional leasable square feet, total entire store occupancy dropped from 92.6% to 78.1%. As of March 31, 2018, 65.2%, or 8,675 square feet, of the three-building expansion leasable square feet had been leased and total entire store occupancy as of March 31, 2018 was 88.7%.

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

Analysis of Realized and Unrealized Gains (Losses)

Realized gains for the three month periods ended March 31, 2018 and 2017 were $0 and $0, respectively. Unrealized losses for the three months ended March 31, 2018 and 2017 were $41,907 and $45,633, respectively. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we plan to liquidate our investment securities holdings and potentially realize gains or losses. As of March 31, 2018, our unrealized gain on investment securities available-for-sale was $754,696.

Distributions and Closing Market Prices

Distributions for the three months ended March 31, 2018 and 2017 each totaled $0.065 per share, respectively. The Company’s closing market price as of March 31, 2018 and March 31, 2017 were $4.42 and $4.77, respectively. Past performance does not guarantee future results.

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

Item 1A.	Risk Factors.

The risk factors that affect our business and financial results are discussed in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended December 31, 2017. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits – See Exhibit Index below.

Exhibit Index

Exhibit Item Number and Description	Incorporated by Reference to	Filed Herewith

10.5 Employment Agreement between Mark C. Winmill and the Company dated March 29, 2018 (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on April 2, 2018 and incorporated herein by reference)

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

101. The following materials from Global Self Storage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Financial Statements.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: May 15, 2018	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: May 15, 2018	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)