Form 10-Q
period 2018-09-30
Global Self Storage, Inc.
filed 2018-11-14
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐
		Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2018, was 7,692,624.

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

•	risk of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with challenges to intercompany transactions with our taxable REIT subsidiaries;
•	changes in federal or state tax laws related to the taxation of REITs, which could impact our status as a REIT;
•	increases in taxes, fees and assessments from state and local jurisdictions;
•	security breaches or a failure of our networks, systems or technology could adversely impact our business, customer and employee relationships;
•	our ability to obtain and maintain financing arrangements on favorable terms;
•	market trends in our industry, interest rates, the debt and lending markets or the general economy;
•	the timing of acquisitions and our ability to execute on our acquisition pipeline;

•	general volatility of the securities markets in which we participate;
•	changes in the value of our assets;
•	changes in interest rates and the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•	our ability to continue to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;
•	availability of qualified personnel;
•	difficulties in raising capital at a reasonable cost;
•	estimates relating to our ability to make distributions to our stockholders in the future; and
•	economic uncertainty due to the impact of terrorism or war.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Real estate assets, net	$54,109,160	$55,045,563
Cash and cash equivalents	1,878,591	2,147,460
Restricted cash	166,765	108,955
Marketable equity securities	1,547,511	1,552,090
Accounts receivable	96,466	103,289
Prepaid expenses and other assets	407,835	221,830
Goodwill	694,121	694,121
Total assets	$58,900,449	$59,873,308
Liabilities and equity
Note payable	$19,373,414	$19,417,405
Accounts payable and accrued expenses	1,923,348	1,954,919
Total liabilities	21,296,762	21,372,324
Commitments and contingencies
Equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized, 7,692,624 and 7,619,469 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	76,926	76,195
Additional paid in capital	33,935,173	33,881,863
Accumulated other comprehensive income	—	796,603
Retained earnings	3,591,588	3,746,323
Total equity	37,603,687	38,500,984
Total liabilities and equity	$58,900,449	$59,873,308

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Rental income	$1,988,133	$1,871,642	$5,844,286	$5,357,521
Other property related income	70,020	61,515	195,482	171,556
Total revenues	2,058,153	1,933,157	6,039,768	5,529,077
Expenses
Property operations	785,795	777,872	2,459,160	2,190,818
General and administrative	436,335	640,566	1,358,088	1,489,566
Depreciation and amortization	349,507	439,342	1,047,553	1,341,261
Business development	15,000	105	25,000	14,295
Total expenses	1,586,637	1,857,885	4,889,801	5,035,940
Operating income	471,516	75,272	1,149,967	493,137
Other income (expense)
Dividend, interest, and other income	17,665	15,591	58,790	41,965
Unrealized loss on marketable equity securities	(180,021)	—	(4,579)	—
Interest expense	(219,792)	(220,209)	(660,209)	(660,626)
Total other income (expense), net	(382,148)	(204,618)	(605,998)	(618,661)
Net income (loss)	$89,368	$(129,346)	$543,969	$(125,524)
Earnings per share
Basic	$0.01	$(0.02)	$0.07	$(0.02)
Diluted	$0.01	$(0.02)	$0.07	$(0.02)
Weighted average shares outstanding
Basic	7,623,182	7,619,469	7,620,747	7,619,469
Diluted	7,626,286	7,619,469	7,621,769	7,619,469

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$89,368	$(129,346)	$543,969	$(125,524)
Other comprehensive gain (loss)
Unrealized gain (loss) on marketable equity securities	—	70,812	—	(21,777)
Comprehensive gain (loss)	$89,368	$(58,534)	$543,969	$(147,301)

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated Other		Total
	Common Stock		Paid in	Comprehensive	Retained	Stockholders'
	Shares	Par Value	Capital	Income	Earnings	Equity
Balances at December 31, 2017, as reported	7,619,469	$76,195	$33,881,863	$796,603	$3,746,323	$38,500,984
Adjustment from financial instruments update ASU 2016-01 (Note 2)	—	—	—	(796,603)	796,603	—
Balances at January 1, 2018, as adjusted	7,619,469	76,195	33,881,863	—	4,542,926	38,500,984
Restricted stock grants issued	73,155	731	(731)	—	—	—
Compensation expense related to stock-based awards	—	—	54,041	—	—	54,041
Net income	—	—	—	—	543,969	543,969
Dividends	—	—	—	—	(1,495,307)	(1,495,307)
Balances at September 30, 2018	7,692,624	$76,926	$33,935,173	$—	$3,591,588	$37,603,687

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$543,969	$(125,524)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,047,553	1,341,262
Unrealized loss on marketable equity securities	4,579	—
Amortization of loan procurement costs	31,806	31,826
Compensation expense related to stock-based awards	54,041	—
Changes in operating assets and liabilities:
Accounts receivable	6,823	57,283
Prepaid expenses and other assets	(186,005)	(55,883)
Accounts payable and accrued expenses	(33,524)	181,025
Net cash provided by operating activities	1,469,242	1,429,989
Cash flows from investing activities
Improvements and equipment additions	(36,342)	(212,973)
Construction	(74,808)	(100,389)
Net cash used in investing activities	(111,150)	(313,362)
Cash flows from financing activities
Principal payments on note payable	(75,797)	—
Dividends paid	(1,493,354)	(1,485,797)
Net cash used in financing activities	(1,569,151)	(1,485,797)
Net decrease in cash and cash equivalents	(211,059)	(369,170)
Cash, cash equivalents, and restricted cash, beginning of period	2,256,415	2,965,694
Cash, cash equivalents, and restricted cash, end of period	$2,045,356	$2,596,524
Supplemental schedule of cash flow information
Interest paid	$628,403	$628,800

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company invests in self storage properties by acquiring stores through its wholly owned subsidiaries. At September 30, 2018, the Company owned and operated eleven stores. The Company operates primarily in one segment:  rental operations.

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

The accompanying unaudited consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with GAAP for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The consolidated balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

Reclassifications

Certain amounts from the prior year have been reclassified to conform to current year presentation as described below.

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-18: Statement of Cash Flows (Topic 230) – Restricted Cash, which requires restricted cash to be included with cash and cash equivalents as part of the reconciliation of beginning and end of period balances within the consolidated statements of cash flows. As a result of adopting the new guidance, $70,478 of restricted cash, which was previously included as operating cash outflows and investing cash inflows within the consolidated statements of cash flows for the nine months ended September 30, 2017 has been removed and is now included in the cash, cash equivalents, and restricted cash line items at the beginning and the end of the period.

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

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses generally consist of property tax accruals, unearned rental income, and trade payables. At September 30, 2018 and December 31, 2017, accounts payable and accrued expenses included a $900,000 contingent payment in connection with the purchase of a property made in 2016.

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

Fair value of self storage properties on the effective date of the change in status		$34,624,573
Total net assets of combined self storage properties
Property plant and equipment - self storage	$26,388,167
Cash and cash equivalents	464,585
Accounts receivable	87,103
Prepaid expenses and other assets	206,146
Accounts payable and accrued expenses	(488,514)	26,657,487
Increase to the initial carrying value of the net assets of self storage properties on the effective date of the change in status		$7,967,086

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities as of September 30, 2018 consisted of the following:

		Gross Unrealized
	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$792,024	$—	$1,547,511

Total investment in marketable equity securities	$755,487	$792,024	$—	$1,547,511

5. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows:

Self storage properties, at cost:
Beginning balance	$51,415,779
Newly developed properties opened for operation	369,719
Improvements and equipment additions	36,342
Ending balance	51,821,840

Land
Beginning balance	5,493,814
Ending balance	5,493,814

Accumulated depreciation:
Beginning balance	(2,257,862)
Depreciation expense	(1,047,553)
Ending balance	(3,305,415)

Construction in progress:
Beginning balance	393,832
Current development	74,808
Newly developed properties opened for operation	(369,719)
Ending balance	98,921

Total real estate assets at September 30, 2018	$54,109,160

The Merrillville, IN expansion was completed in January 2018 and added 13,300 leasable square feet of traditional drive-up storage units. In 2018 the Company expects to break ground on the Millbrook, NY expansion, which, when completed, will add approximately 16,500 of gross square feet of all-climate-controlled units. The planning for the Millbrook, NY expansion is under development and the Company is actively evaluating proposals for its construction. As of September 30, 2018, development costs for these projects have been capitalized while the projects that are under construction and are reflected in real estate assets, net on the Company’s consolidated balance sheet.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2018:

	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,547,511	$—	$—	$1,547,511
Total assets at fair value	$1,547,511	$—	$—	$1,547,511

There were no assets transferred from level 1 to level 2 as of September 30, 2018. The Company did not have any assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of September 30, 2018.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their respective carrying values as of September 30, 2018. The aggregate carrying value of the Company’s debt was $20,000,000 as of September 30, 2018. The estimated fair value of the Company’s debt was approximately $18.3 million as of

September 30, 2018. This estimate was based on market interest rates for comparable obligations, general market conditions, and maturity. The Company’s debt is classified as level 2 of the fair value hierarchy.

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

As of September 30, 2018, the Company’s note payable is summarized as follows:

Note Payable	Carrying Value
Principal balance outstanding	$19,924,203
Less: Loan procurement costs, net	(550,789)
Total note payable, net	$19,373,414

As of September 30, 2018, the note payable was secured by certain of its stores with an aggregate net book value of approximately $34.3 million. The note payable paid interest only from August 1, 2016 through June 30, 2018. The following table represents the future principal payment requirements on the note payable as of September 30, 2018:

2018	$153,190
2019	472,600
2020	492,797
2021	513,857
2022	535,816
2023 and thereafter	17,755,943
Total principal payments	19,924,203
Less: Loan procurement costs, net	(550,789)
Total note payable	$19,373,414

8. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$89,368	$(129,346)	$543,969	$(125,524)
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	7,623,182	7,619,469	7,620,747	7,619,469
Net effect of dilutive unvested restricted stock awards included for treasury stock method	3,104	—	1,022	—
Average number of common shares outstanding - diluted	7,626,286	7,619,469	7,621,769	7,619,469
Earnings per common share
Basic	$0.01	$(0.02)	$0.07	$(0.02)
Diluted	$0.01	$(0.02)	$0.07	$(0.02)

Common stock dividends totaled $500,020 ($0.065 per share) and $495,266 ($0.065 per share) for the three months ended September 30, 2018 and 2017, respectively, and $1,495,307 ($0.13 per share) and $1,485,797 ($0.13 per share) for the nine months ended September 30, 2018 and 2017, respectively.   The classification of these dividends for federal income tax purposes is expected to be determined after the Company’s fiscal year ending December 31, 2018.

9. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation (“Tuxis”), and their affiliates (collectively with the Company, the “Affiliates”). As of September 30, 2018, certain of the Affiliates owned approximately 6% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the IRC and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. Rent expense of concurrently used office space and overhead expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the IRC. The aggregate rent and overhead accrued and paid by the Company to Winco for the three and nine months ended September 30, 2018 was $13,286 and $37,619, respectively. As of September 30, 2018, the Company had reimbursements payable to MMC and Winco for compensation and benefits and rent and overhead of $9,723.

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

The Company leases office space to Tuxis under a rental agreement. The terms of occupancy are month to month and automatically renew unless terminated by either party on ten days’ written notice. The monthly rental charge is $667 per month, due and payable on the first day of each month. For the three and nine months ended September 30, 2018, the total rent paid by Tuxis to the Company was $2,001 and $6,003, respectively.

10. CAPITAL STOCK

As of September 30, 2018, the Company was authorized to issue 450,000,000 shares of $0.01 par value common stock of which 7,692,624 had been issued and was outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, authorized, of which none has been issued.

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

On March 29, 2018, the Company approved restricted stock awards under the Plan to certain of its officers and employees in the aggregate amount of 73,155 shares, of which 15,025 shares are performance-based grants and 58,130 shares are time-based grants. The Company recorded $26,729 and $54,041 of expense in general and administrative expense in its statement of operations related to restricted stock awards granted to certain officers and employees for the three and nine months ended September 30, 2018, respectively. At September 30, 2018, there was $296,033 of total unrecognized compensation expense related to unvested restricted stock awards under the Plan. That cost is expected to be recognized over a weighted—average period of 3.24 years. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

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

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Stock	Fair Value
Unvested at December 31, 2017	—	$—
Granted	58,130	$4.42
Vested	(7,268)	$4.42
Unvested at September 30, 2018	50,862	$4.42

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

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-based Stock Grants	Stock	Fair Value
Unvested at December 31, 2017	—	$—
Granted	15,025	$4.42
Unvested at September 30, 2018	15,025	$4.42

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

Upon the satisfaction of certain conditions described in the 2016 Purchase Agreement with Tuxis, in connection with expanding the Company’s Millbrook, New York store, an additional $900,000 cash payment is due to Tuxis from the Company. On May 2, 2017, the Company received approval from the local municipality for the Millbrook expansion project and, upon commencement of construction, the additional cash payment is expected to be made by the Company to Tuxis. As of September 30, 2018, construction has not started, however, the Company has incurred development costs and is actively evaluating proposals for the construction of the expansion project.

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

As of September 30, 2018, we had capital resources totaling approximately $3.5 million, comprised of $2.0 million of cash and cash equivalents and $1.5 million of marketable securities. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores.

We have been actively reviewing a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not make any acquisitions in the three months ended September 30, 2018.

Results of Operations for the Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017

Revenues

Total revenues increased from $1,933,157 during the three months ended September 30, 2017 to $2,058,153 during the three months ended September 30, 2018, an increase of $124,996, or 6.5%. Rental income increased from $1,871,642 during the three months ended September 30, 2017 to $1,988,133 during the three months ended September 30, 2018, an increase of $116,491, or 6.2%. The increase was primarily attributable to the additional income from the Merrillville expansion and increases in rental and occupancy rates across almost all of our stores.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $61,515 during the three months ended September 30, 2017 to $70,020 during the three months ended September 30, 2018, an increase of $8,505, or 13.8%. This increase was primarily attributable to increased insurance participation and higher average occupancy.

Operating Expenses

Total operating expenses decreased from $1,857,885 during the three months ended September 30, 2017 to $1,586,637 during the three months ended September 30, 2018, a decrease of $271,248, or 14.6%. Store operating expenses increased from $777,872 during the three months ended September 30, 2017 to $785,795 during the three months ended September 30, 2018, an increase of $7,923, or 1.0%, which was primarily attributable to the increased expenses associated with increased property tax expenses.

Depreciation and amortization decreased from $439,342 during the three months ended September 30, 2017 to $349,507 during the three months ended September 30, 2018, a decrease of $89,835, or 20.4%. The decrease is primarily attributable to the amortization during 2017 of the in-place leases related to the stores acquired in 2016.

General and administrative expenses decreased from $640,566 during the three months ended September 30, 2017 to $436,335 during the three months ended September 30, 2018, a decrease of $204,231, or 31.9%. The change was primarily attributable to decreased expenses in various professional fees, employee acquisition and stockholder communications.

Business development costs increased from $105 during the three months ended September 30, 2017 to $15,000 during the three months ended September 30, 2018. Business development costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

Operating income increased from $75,272 during the three months ended September 30, 2017 to $471,516 during the three months ended September 30, 2018, an increase of $396,244, or 526.4%.

Other income (expense)

Interest expense on loans decreased from $220,209 during the three months ended September 30, 2017 to $219,792 during the three months ended September 30, 2018.

Dividend, interest, and other income was $15,591 during the three months ended September 30, 2017 and $17,665 during the three months ended September 30, 2018. The increase was primarily attributable to higher dividend payments received from investments in equity securities and increased interest rates for cash deposits held in interest paying bank accounts.

In accordance with the adoption of ASU 2016-01, the Company now recognizes changes in the fair value of its investments in equity securities with readily determinable fair values in net income and as such recorded an unrealized loss of $180,021 for the three months ended September 30, 2018. Previously, changes in fair value of the Company’s investments in equity securities were recognized in accumulated other comprehensive income on the Company’s consolidated balance sheets. As such, the Company included an unrealized gain on its investments in equity securities of $70,812 in accumulated other comprehensive income at September 30, 2017.

Net income (loss)

For the three months ended September 30, 2017, net loss was $129,346, or $0.02 per fully diluted share. For the three months ended September 30, 2018, net income was $89,368, or $0.01 per fully diluted share.

Results of Operations for the Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017

Revenues

Total revenues increased from $5,529,077 during the nine months ended September 30, 2017 to $6,039,768 during the nine months ended September 30, 2018, an increase of $510,691, or 9.2%. Rental income increased from $5,357,521 during the nine months ended September 30, 2017 to $5,844,286 during the nine months ended September 30, 2018, an increase of $486,765, or 9.1%. The increase was primarily attributable to the additional income from the Merrillville expansion and increases in rental and occupancy rates across almost all of our stores.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $171,556 during the nine months ended September 30, 2017 to $195,482 during the nine months ended September 30, 2018, an increase of $23,926, or 14.0%. This increase was primarily attributable to increased insurance participation and higher average occupancy.

Operating Expenses

Total operating expenses decreased from $5,035,940 during the nine months ended September 30, 2017 to $4,889,801 during the nine months ended September 30, 2018, a decrease of $146,139, or 2.9%. Store operating expenses increased from $2,190,818 during the nine months ended September 30, 2017 to $2,459,160 during the nine months ended September 30, 2018, an increase of $268,342, or 12.3%, which was primarily attributable to the increased expenses associated with increased property tax expenses.

Depreciation and amortization decreased from $1,341,261 during the nine months ended September 30, 2017 to $1,047,553 during the nine months ended September 30, 2018, a decrease of $293,708, or 21.9%. The decrease is primarily attributable to the amortization during 2017 of the in-place leases related to the stores acquired in 2016.

General and administrative expenses decreased from $1,489,566 during the nine months ended September 30, 2017 to $1,358,088 during the nine months ended September 30, 2018, a decrease of $131,478, or 8.8%. The change was primarily attributable to decreases in various professional fees, and expenses related to employee acquisition and stockholder communications.

Business development and store acquisition related costs increased from $14,295 during the nine months ended September 30, 2017 to $25,000 during the nine months ended September 30, 2018. Business development and store acquisition-related costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

Operating income increased from $493,137 during the nine months ended September 30, 2017 to $1,149,967 during the nine months ended September 30, 2018, an increase of $656,830, or 133.2%.

Other income (expense)

Interest expense on loans decreased from $660,626 during the nine months ended September 30, 2017 to $660,209 during the nine months ended September 30, 2018.

Dividend, interest, and other income was $41,965 during the nine months ended September 30, 2017 and $58,790 during the nine months ended September 30, 2018. The increase was primarily attributable to higher dividend payments received from investments in equity securities and increased interest rates for cash deposits held in interest paying bank accounts, and a nonrecurring receipt of $6,396 relating to a class action claim originating prior to the Company deregistering as an investment company.

In accordance with the adoption of ASU 2016-01, the Company now recognizes changes in the fair value of its investments in equity securities with readily determinable fair values in net income and as such recorded an unrealized loss of $4,579 for the nine months ended September 30, 2018. Previously, changes in fair value of the Company’s investments in equity securities were recognized in accumulated other comprehensive income on the Company’s consolidated balance sheets. As such, the Company included an unrealized loss on its investments in equity securities of $21,777 in accumulated other comprehensive income at September 30, 2017.

Net income (loss)

For the nine months ended September 30, 2017, net loss was $125,524, or $0.02 per fully diluted share. For the nine months ended September 30, 2018, net income was $543,969, or $0.07 per fully diluted share.

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

Self Storage Portfolio

The following discussion and analysis of our same-store self storage operations and our combined same-store and non same-store (“Combined store”) self storage operations are presented on a comparative basis for the three and nine months ended September 30, 2018 and September 30, 2017, respectively.

GLOBAL SELF STORAGE STORES

		Year Store	Number	Net Leasable	September 30, 2018 Square Foot	September 30, 2017 Square Foot
Property	Address	Opened / Acquired	of Units	Square Feet	Occupancy %	Occupancy %
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	796	113,700	92.9%	91.8%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,338	93.7%	84.5%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	92.2%	92.7%
SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	410	81,646	94.1%	92.5%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	732	97,610	94.7%	93.9%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	140	12,480	96.0%	86.9%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	642	68,076	93.4%	88.2%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	697	78,842	92.7%	90.5%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	557	72,700	92.0%	91.5%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	249	42,910	89.4%	90.9%
TOTAL/AVERAGE SAME-STORES			5,057	684,892	93.0%	91.3%

SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	566	80,170	94.8%	98.1%
TOTAL/AVERAGE NON SAME-STORES			566	80,170	94.8%	98.1%

TOTAL/AVERAGE ALL STORES			5,623	765,062	93.2%	91.9%

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

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions, or new ground-up developments. At September 30, 2018, we owned ten same-store properties and one non same-store property. The Company believes that, by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, NOI, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions, or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy at September 30, 2018 increased by 1.7% to 93.0% from 91.3% at September 30, 2017. This does not include the impact from the Merrillville, IN expansion project completed in January 2018.

We grew our top-line results by increasing same-store revenues by 5.1% and 8.6% for the three and nine months ended September 30, 2018, respectively, versus the same periods in 2017. Same-store cost of operations increased by 0.7% and 11.1% for the three and nine months ended September 30, 2018, respectively, versus the same periods in 2017. Same-store NOI increased by 8.3% and 6.8% for the three and nine months ended September 30, 2018, respectively, versus the same periods in 2017. The increase in same-store NOI was due primarily to an increase in rental and occupancy rates.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped our same-store overall average occupancy maintain at or around 93% as of September 30, 2018. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty, resulting in strong referral and word-of-mouth market demand for our storage units and services. Another contributing factor to our results was our competitor move-in rate metrics analysis which employs internet data scraping and other methods to help keep our storage unit move-in rates “in the market,” and our revenue rate management program which helped increase existing tenant rates while maintaining or building store occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months Ended September 30,	2018	2017	Variance	% Change
Revenues	$1,842,555	$1,752,628	$89,927	5.1%
Cost of operations	$727,023	$722,283	$4,740	0.7%
Net operating income	$1,115,532	$1,030,345	$85,187	8.3%
Depreciation and amortization	$267,930	$353,255	$(85,325)	-24.2%
Net leasable square footage at period end*	684,892	683,343	1,549	0.2%
Net leased square footage at period end	637,130	623,612	13,518	2.2%
Overall square foot occupancy at period end	93.0%	91.3%	1.7%	1.9%
Total annualized revenue per leased square foot	$11.57	$11.24	$0.33	2.9%
Total available leasable storage units*	5,057	5,051	6	0.1%
Number of leased storage units	4,574	4,542	32	0.7%

SAME - STORE PROPERTIES

Nine Months Ended September 30,	2018	2017	Variance	% Change
Revenues	$5,428,288	$4,999,807	$428,481	8.6%
Cost of operations	$2,257,408	$2,031,644	$225,764	11.1%
Net operating income	$3,170,880	$2,968,163	$202,717	6.8%
Depreciation and amortization	$802,948	$1,079,197	$(276,249)	-25.6%
Net leasable square footage at period end*	684,892	683,343	1,549	0.2%
Net leased square footage at period end	637,130	623,612	13,518	2.2%
Overall square foot occupancy at period end	93.0%	91.3%	1.7%	1.9%
Total annualized revenue per leased square foot	$11.36	$10.69	$0.67	6.3%
Total available leasable storage units*	5,057	5,051	6	0.1%
Number of leased storage units	4,574	4,542	32	0.7%

* From time to time, as guided by market conditions, net leasable square footage and total available leasable storage units at our properties may increase or decrease as a result of consolidation, division or reconfiguration of storage units. Similarly, leasable square footage may increase or decrease due to expansion or redevelopment of our properties.

The following table presents a reconciliation of same-store net operating income to net income (loss) as presented on our consolidated statements of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$89,368	$(129,346)	$543,969	$(125,524)
Adjustments:
General and administrative	436,335	640,566	1,358,088	1,489,566
Depreciation and amortization	349,507	439,342	1,047,553	1,341,261
Business development	15,000	105	25,000	14,295
Dividend, interest, and other income	(17,665)	(15,591)	(58,790)	(41,965)
Unrealized loss on marketable equity securities	180,021	—	4,579	—
Interest expense	219,792	220,209	660,209	660,626
Non same-store revenues	(215,069)	(180,179)	(610,578)	(528,048)
Non same-store cost of operations	55,855	50,257	193,101	148,045
Other real estate expenses	2,388	4,982	7,749	9,907
Total same-store net operating income	$1,115,532	$1,030,345	$3,170,880	$2,968,163

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Same-store revenues	$1,842,555	$1,752,628	$5,428,288	$4,999,807
Same-store cost of operations	727,023	722,283	2,257,408	2,031,644
Total same-store net operating income	$1,115,532	$1,030,345	$3,170,880	$2,968,163

Analysis of Same-Store Revenue

For the three and nine months ended September 30, 2018, the 5.1%, or $89,927, and 8.6%, or $428,481, revenue increases for those periods, respectively, were attributable to, among other things, additional income from rental income growth and increased insurance participation. Same-store average overall square foot occupancy for all of the Company’s stores combined increased to 93.0% at September 30, 2018, up from 91.3% at September 30, 2017.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of September 30, 2018, our average tenant duration of stay was approximately 2.9 years, up from approximately 2.8 years as of September 30, 2017.

Analysis of Same-Store Cost of Operations

For the three and nine months ended September 30, 2018, same-store cost of operations increased 0.7%, or $4,740, and 11.1%, or $225,764, respectively, compared to the same periods in 2017. These increases in same-store cost of operations was due primarily to increased store level employment costs including rising employee health plan expenses and increased property taxes and administrative expenses, which were partially offset by reduced advertising and marketing costs.

On-site store manager, regional manager, and district manager payroll expense increased 0.6%, or $1,427, for the three months ended September 30, 2018 versus the same period in 2017, and 5.9%, or $39,978, for the nine months ended September 30, 2018 versus the same period in 2017. This increase was due primarily to wage increases, and higher employee health plan expenses. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores.

Store property tax expense increased 9.1%, or $19,332, and 21.4%, or $123,120, for the three and nine months ended September 30, 2018, respectively, versus the same periods in 2017, primarily due to higher assessed values and the loss of our Class 8 tax incentive and subsequent property tax increase at SSG Dolton LLC. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail. When compared to store property tax expense for the three months ended September 30, 2018, we currently expect store property tax expense to remain consistent for the remainder of 2018.

Repairs and maintenance expense decreased 24.7%, or $9,501, and increased 10.1%, or $8,068, for the three and nine months ended September 30, 2018, respectively, versus the same periods in 2017. These expenses were comprised mostly of our ongoing LED lighting replacement program, which continues into 2018 at a somewhat lesser rate as our stores become fully converted to LED. Going forward into the remainder of 2018, we anticipate continued focus on our LED light replacement program and other property and energy efficiency conversions as applicable. At our stores fully converted to LED lighting, we have realized utilities expense savings of 10% to 40%, depending on the store, due to lower kilowatt per hour usage.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utilities expense decreased 3.3%, or $1,627, and increased 16.8%, or $24,095, for the three and nine months ended September 30, 2018 versus the same periods in 2017, primarily due to increased energy usage during 2018’s harsher winter compared to 2017’s milder winter in most of our stores’ areas which was partially offset by the benefit of lower electricity usage due to our LED light replacement program. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in slightly higher net utility costs in the remainder of 2018.

Landscaping expenses, which include snow removal costs, decreased 0.0%, or $1, and increased 32.7%, or $21,462, for the three and nine months ended September 30, 2018, respectively, versus the same periods in 2017, primarily due to higher snow removal costs. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in the remainder of 2018, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 3.8%, or $2,222, and 9.0%, or $16,198, for the three and nine months ended September 30, 2018, respectively, versus the same periods in 2017, primarily due to decreased marketing costs and internet advertising expenses. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a nominal rate in the remainder of 2018.

Other direct store costs include general and administrative expenses incurred at the stores, such as store insurance, business license costs, bank charges related to processing the stores’ cash receipts, credit card fees, and the cost of operating each store’s rental office including supplies and telephone data communication lines. These costs (primarily store property insurance) decreased 5.4%, or $7,909, and increased 20.7%, or $81,387, for the three and nine months ended September 30, 2018, versus the same periods in 2017. Increased credit card or merchant fees, landscaping, repairs and maintenance, and utilities contributed to the increased expenses. Credit card fees increased due to a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in seeking to build a higher quality overall tenant base. We currently expect moderate increases in other direct store costs in the remainder of 2018.

Depreciation and amortization decreased 24.2%, or $85,325, and 25.6%, or $276,249 for the three and nine months ended September 30, 2018, respectively, versus the same periods in 2017. The difference is primarily attributable to depreciation of the building and fixtures related to the 2016 store acquisitions, the expansion of the Bolingbrook store, and amortization of the in-place leases related to the 2016 store acquisitions.

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

Combined Same-Store and Non Same-Store Self Storage Operations

At September 30, 2018, we owned ten same-store properties and one non same-store property. The non same-store property is SSG Merrillville LLC.

Combined store average overall square foot occupancy at September 30, 2018 increased by 1.3% to 93.2% from 91.9% at September 30, 2017. This includes the impact from our Merrillville, IN store expansion project completed during January 2018. Our Merrillville store expansion project added approximately 13,300 leasable square feet of traditional drive-up storage units. Upon completion in January 2018 of the Merrillville store expansion project, its area occupancy dropped from approximately 92.6% to approximately 78.1%. As of September 30, 2018, 94.7%, or 12,600 square feet, of the three-building expansion leasable square feet had been leased and total entire store occupancy as of September 30, 2018 was 94.8%.

We grew our top-line results by increasing Combined store revenues by 6.5% and 9.2%, for the three and nine months ended September 30, 2018, respectively, versus the same periods in 2017. Combined store cost of operations increased by 1.3% and 12.4%, for the three and nine months ended September 30, 2018, respectively, versus the same periods in 2017. Combined store NOI increased by 9.9% and 7.2%, for the three and nine months ended September 30, 2018, respectively, versus the same periods in 2017.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives, drive-by curb appeal, and superior roadside signage which helped deliver new tenant inquiries and enabled our Combined store overall average occupancy to maintain at or above 90% as of September 30, 2018. Also, contributing to our strong results were our customer service efforts which we believe were essential in building local brand loyalty resulting in referral and word-of-mouth market demand for our storage units and services.

These results are summarized as follows:

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

Three Months Ended September 30,	2018	2017	Variance	% Change
Revenues	$2,057,624	$1,932,807	$124,817	6.5%
Cost of operations	$782,876	$772,540	$10,336	1.3%
Net operating income	$1,274,748	$1,160,267	$114,481	9.9%
Depreciation and amortization	$298,364	$381,269	$(82,905)	-21.7%
Net leasable square footage at period end*	765,062	750,163	14,899	2.0%
Net leased square footage at period end	713,165	689,132	24,033	3.5%
Overall square foot occupancy at period end	93.2%	91.9%	1.3%	1.4%
Total available leasable storage units	5,623	5,542	81	1.5%
Number of leased storage units*	5,117	5,022	95	1.9%

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

Nine Months Ended September 30,	2018	2017	Variance	% Change
Revenues	$6,038,866	$5,527,855	$511,011	9.2%
Cost of operations	$2,450,508	$2,179,689	$270,819	12.4%
Net operating income	$3,588,358	$3,348,166	$240,192	7.2%
Depreciation and amortization	$894,125	$1,167,476	$(273,351)	-23.4%
Net leasable square footage at period end*	765,062	750,163	14,899	2.0%
Net leased square footage at period end	713,165	689,132	24,033	3.5%
Overall square foot occupancy at period end	93.2%	91.9%	1.3%	1.4%
Total available leasable storage units	5,623	5,542	81	1.5%
Number of leased storage units*	5,117	5,022	95	1.9%

* From time to time, as guided by market conditions, net leasable square footage and total available leasable storage units at our properties may increase or decrease as a result of consolidation, division or reconfiguration of storage units. Similarly, leasable square footage may increase or decrease due to expansion or redevelopment of our properties.

The following table presents a reconciliation of combined same-store and non same-store net operating income to net income (loss) as presented on our consolidated statements of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$89,368	$(129,346)	$543,969	$(125,524)
Adjustments:
General and administrative	436,335	640,566	1,358,088	1,489,566
Depreciation and amortization	349,507	439,342	1,047,553	1,341,261
Business development and property acquisition costs	15,000	105	25,000	14,295
Dividend and interest income	(17,665)	(15,591)	(58,790)	(41,965)
Unrealized loss on marketable equity securities	180,021	—	4,579	—
Interest expense	219,792	220,209	660,209	660,626
Other real estate expenses	2,390	4,982	7,750	9,907
Total combined same-store and non same-store net operating income	$1,274,748	$1,160,267	$3,588,358	$3,348,166

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Combined same-store and non same-store revenues	$2,057,624	$1,932,807	$6,038,866	$5,527,855
Combined same-store and non same-store cost of operations	782,876	772,540	2,450,508	2,179,689
Total combined same-store and non same-store net operating income	$1,274,748	$1,160,267	$3,588,358	$3,348,166

Analysis of Combined Same-Store and Non Same-Store Revenue

For the three and nine months ended September 30, 2018, the 6.5%, or $124,817, and 9.2%, or $511,011, revenue increases for those periods, respectively, versus the same periods in 2017, were attributable to, among other things, a 3.5% increase in net leased square footage and to the results of our revenue rate management program of raising existing tenant rates. This increase in net leased square feet, as a result of our successful lease-up of the expansion at our Merrillville, IN store, is currently expected to positively affect Combined store revenues for the remainder of 2018.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us seek to maximize each store’s occupancies and our self storage revenue and NOI. We believe that through our various marketing initiatives, we can seek to continue to attract high quality, long term tenants who we expect will be storing with us for years. As of September 30, 2018, our average tenant duration of stay was approximately 2.9 years, up from approximately 2.8 years as of September 30, 2017.

Analysis of Combined Same-Store and Non Same-Store Cost of Operations

Combined store cost of operations increased 1.3%, or $10,336, and 12.4%, or $270,819, for the three and nine months ended September 30, 2018, respectively, versus the same periods in 2017.

This increase in Combined store cost of operations was due primarily to increased store level employment costs including rising employee health plan expenses and increased property taxes and administrative expenses, which were partially offset by reduced advertising and marketing costs.

On-site store manager and supervisory payroll expense increased 2.5%, or $6,381, and 8.2%, or $58,009, for the three and nine months ended September 30, 2018, respectively, versus the same periods in 2017. This increase was due primarily to wage increases, and higher employee health plan expenses. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as store, district, and regional managers.

Store property tax expense increased 9.2%, or $20,832, and 21.6%, or $132,368, for the three and nine months ended September 30, 2018, respectively, versus the same periods in 2017, primarily due to higher assessed values and the loss of our Class 8 tax incentive and subsequent property tax increase at SSG Dolton LLC. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail. When compared to store property tax expense for the three months ended September 30, 2018, we currently expect store property tax expense to remain consistent for the remainder of 2018.

Repairs and maintenance expense decreased 29.5%, or $12,214, and increased 6.7%, or $5,801, for the three and nine months ended September 30, 2018, respectively, versus the same periods in 2017. These expenses were comprised mostly of our ongoing

LED lighting replacement program, which continues in 2018 at a somewhat lesser rate as our stores become fully converted to LED. Going forward into the remainder of 2018, we anticipate continued focus on our LED light replacement program and other property and energy efficiency conversions as applicable. At our stores fully converted to LED lighting, we have realized utilities expense savings of 10% to 40%, depending on the store, due to lower kilowatt per hour usage.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utilities expense decreased 5.2%, or $2,850, and increased 12.7%, or $20,944, for the three and nine months ended September 30, 2018, respectively, versus the same periods in 2017, primarily due to increased energy usage during 2018’s harsher winter compared to 2017’s milder winter in most of our stores’ areas which was partially offset by the benefit of lower electricity usage due to our LED light replacement program. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in slightly higher net utility costs in the remainder of 2018.

Landscaping expenses, which include snow removal costs, decreased 1.0%, or $212, and increased 44.7%, or $29,991, for the three and nine months ended September 30, 2018, respectively, versus the same periods in 2017, primarily due to higher snow removal costs. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in the remainder of 2018, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 0.6%, or $376, and decreased 3.7%, or $7,229, for the three and nine months ended September 30, 2018, respectively, versus the same periods in 2017, primarily due to decreased marketing costs and internet advertising expenses. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to remain the same in the remainder of 2018.

Other direct store costs include general and administrative expenses incurred at the stores, such as store insurance, business license costs, bank charges related to processing the stores’ cash receipts, credit card fees, and the cost of operating each store’s rental office including supplies and telephone data communication lines. These costs decreased 7.0%, or $10,971, and increased 20.5%, or $88,442, for the three and nine months ended September 30, 2018, respectively, versus the same periods in 2017. Increased credit card or merchant fees, repairs and maintenance, and utilities contributed to the increased expenses. Credit card fees increased due to a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in seeking to build a higher quality overall tenant base. We currently expect moderate increases in other direct store costs in the remainder of 2018.

Depreciation and amortization decreased 21.7%, or $82,905, and 23.4%, or $273,351 for the three and nine months ended September 30, 2018, respectively, versus the same periods in 2017. The difference is primarily attributable to depreciation of the building and fixtures related to the 2016 store acquisitions, the expansion of the Bolingbrook store, and amortization of the in-place leases related to the 2016 store acquisitions.

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

Three Months Ended September 30,	2018	2017	Variance	% Change
General and administrative	$436,335	$640,566	$(204,231)	-31.9%

Nine Months Ended September 30,	2018	2017	Variance	% Change
General and administrative	$1,358,088	$1,489,566	$(131,478)	-8.8%

General and administrative expenses decreased 31.9%, or $204,231, and 8.8%, or $131,478, for the three and nine months ended September 30, 2018 versus the same periods in 2017. The decreases in the general and administrative expense during the three and nine months ended September 30, 2018 are primarily attributable to decreased expenses in various professional fees, employee acquisition and stockholder communications.

Analysis of Business Development Expenses

Business development expenses increased $14,895 to $15,000 from $105 for the three months ended September 30, 2018 versus the same period in 2017 and increased 74.9% or $10,705 for the nine months ended September 30, 2018 versus the same period in 2017.  These costs primarily consist of legal and consulting costs in connection with business development activities, investment banking and future potential store acquisitions. The majority of these expenses are non-recurring and may fluctuate based on periodic business development and acquisition activities.

Analysis of Loan Interest and Amortization Expenses

Loan interest expense payments relating to the aforementioned $20 million loan decreased 0.2% or $417 for the three months ended September 30, 2018 versus the same period in 2017 and decreased 0.1% for the nine months ended September 30, 2018 versus the same period in 2017. The cash payments for this expense were $69,867 per month until July 2018, at which point the monthly interest and amortization payment due increased to $107,699 where it will remain payable every month until June 2036.

Analysis of Global Self Storage FFO and AFFO

The following tables present reconciliation and computation of net income to FFO and AFFO and earnings per share to FFO and AFFO per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$89,368	$(129,346)	$543,969	$(125,524)
Eliminate items excluded from FFO:
Unrealized loss on marketable equity securities	180,021	—	4,579	—
Depreciation and amortization	349,507	439,342	1,047,553	1,341,261
FFO attributable to common stockholders	618,896	309,996	1,596,101	1,215,737
Adjustments:
Compensation expense related to stock-based awards	26,729	—	54,041	—
Business development expenses	15,000	105	25,000	14,295
Severance related to the departure of a company officer	—	66,347	—	66,347
AFFO attributable to common stockholders	$660,625	$376,448	$1,675,142	$1,296,379

Earnings per share attributable to common stockholders - basic	$0.01	$(0.02)	$0.07	$(0.02)
Earnings per share attributable to common stockholders - diluted	$0.01	$(0.02)	$0.07	$(0.02)
FFO per share - diluted	$0.08	$0.04	$0.21	$0.16
AFFO per share - diluted	$0.09	$0.05	$0.22	$0.17

Weighted average shares outstanding - basic (1)	7,623,182	7,619,469	7,620,747	7,619,469
Weighted average shares outstanding - diluted	7,626,286	7,619,469	7,621,769	7,619,469

(1)	For purposes of calculating FFO and AFFO per share, unvested restricted stock is not included.

Analysis of Global Self Storage Store Expansions and Redevelopment Operations

In addition to actively reviewing a number of store and portfolio acquisition opportunities, we have been working to further develop and expand our current stores.

At our Bolingbrook, IL store in November 2016, all site work, construction, and final inspections and approvals of the expansion project in Bolingbrook, IL were completed. This expansion has added approximately 44,050 leasable square feet and 304 of climate-controlled and traditional storage units bringing the total to 113,700 leasable square feet and 796 storage units. The project cost approximately $2,600,000, which equates to an all-in cost of approximately $59 per square foot. As of September 30, 2018,

95.3%, or 42,000 square feet, of the five-building expansion leasable square feet had been leased and total entire store occupancy as of September 30, 2018 was 92.9%.

At our Merrillville, IN store in January 2018, all site work, construction, and final inspections and approvals of the expansion project in Merrillville, IN were completed. This expansion has added three new traditional drive-up storage unit buildings totaling 13,300 leasable square feet. The project cost approximately $400,000, which equates to $30 per square foot. After the construction was completed, taking into account the additional leasable square feet, total entire store occupancy dropped from 92.6% to 78.1%. As of September 30, 2018, 94.7%, or 12,600 square feet, of the three-building expansion leasable square feet had been leased and total entire store occupancy as of September 30, 2018 was 94.8%.

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

Analysis of Realized and Unrealized Gains (Losses)

Unrealized losses on the Company’s investment in marketable equity securities for the nine months ended September 30, 2018 and 2017 were $4,579 and $21,777, respectively. In accordance with the adoption of ASU 2016-01, as of January 1, 2018, the Company recognizes changes in the fair value of its investments in equity securities with readily determinable fair values in net income.  Previously, changes in fair value of the Company’s investments in equity securities were recognized in accumulated other comprehensive income on the Company’s consolidated balance sheets. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we plan to liquidate our investment in marketable equity securities and potentially realize gains or losses. As of September 30, 2018, our unrealized gain on marketable equity securities was $792,024. There were no realized gains or losses for the nine months ended September 30, 2018 and 2017, respectively.

Distributions and Closing Market Prices

Distributions for the three months ended September 30, 2018 and 2017 each totaled $0.065 per share, respectively. The Company’s closing market price as of September 30, 2018 and September 30, 2017 were $4.19 and $4.83, respectively. Past performance does not guarantee future results.

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

101. The following materials from Global Self Storage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Financial Statements.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: November 14, 2018	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: November 14, 2018	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)