Form 10-K
period 2018-12-31
Global Self Storage, Inc.
filed 2019-04-01
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $29,720,121.25 based upon the closing price on the Nasdaq Capital Market on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of March 15, 2019, was 7,692,624.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in connection with the registrant’s annual stockholders’ meeting to be held in 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information presented in this annual report may contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning the Company’s plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes,” “plans,” “intends,” “expects,” “estimates,” “may,” “will,” “should,” or “anticipates,” or the negative of such terms or other comparable terminology, or by discussions of strategy. All forward-looking statements by the Company involve known and unknown risks, uncertainties and other factors, many of which are beyond the control of the Company, which may cause the Company’s actual results to be materially different from those expressed or implied by such statements. The Company may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by the Company or on its behalf, are also expressly qualified by these cautionary statements. All forward-looking statements, including without limitation, the Company’s examination of historical operating trends and estimates of future earnings, are based upon the Company’s current expectations and various assumptions. The Company’s expectations, beliefs and projections are expressed in good faith and it believes there is a reasonable basis for them, but there can be no assurance that the Company’s expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. Except as required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this annual report.

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

•	risk of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with challenges to intercompany transactions with our taxable REIT subsidiaries;
•	changes in federal or state tax laws related to the taxation of REITs, which could impact our status as a REIT;

•	increases in taxes, fees and assessments from state and local jurisdictions;
•	security breaches or a failure of our networks, systems or technology could adversely impact our business, customer and employee relationships;
•	our ability to obtain and maintain financing arrangements on favorable terms;
•	market trends in our industry, interest rates, the debt and lending markets or the general economy;
•	the timing of acquisitions and our ability to execute on our acquisition pipeline;
•	general volatility of the securities markets in which we participate;
•	changes in the value of our assets;
•	changes in interest rates and the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•	our ability to continue to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;
•	availability of qualified personnel;
•	difficulties in raising capital at a reasonable cost;
•	fiscal policies or inaction at the U.S. federal government level, which may lead to federal government shutdowns or negative impacts on the U.S economy;
•	estimates relating to our ability to make distributions to our stockholders in the future; and
•	economic uncertainty due to the impact of terrorism or war.

PART I

Item 1.	Business.

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

On February 29, 2012, the Company’s stockholders approved a proposal to change the Company’s business from an investment company to an operating company that owns, operates, manages, acquires, develops, and redevelops professionally managed self storage properties and seeks to qualify as a REIT for U.S. federal tax purposes (the “Business Proposal”).

The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. Accordingly, effective January 19, 2016 and in connection with the Business Proposal, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), from an investment company under the 1940 Act, and listed its common stock on the Nasdaq Capital Market (“NASDAQ”) under the symbol “SELF”. The Company’s fiscal/taxable year ends December 31.

The Company was incorporated on December 12, 1996 under the laws of the state of Maryland. The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To the extent the Company continues to qualify as a REIT, it will not generally be subject to U.S. federal income tax, with certain limited exceptions, on its taxable income that is distributed to its stockholders.

Business Activities

As of December 31, 2018, the Company had 28 total employees and owns, operates and manages, through its wholly owned subsidiaries, eleven stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, and South Carolina. As of December 31, 2018, these properties total 765,508 net leasable square feet and offer 5,624 storage units. In addition to traditional and climate-controlled units, many of the properties feature both covered and outside auto/RV/boat storage. The Company invests in stores by acquiring stores through its wholly owned subsidiaries and operates primarily in one segment: rental operations.

We continue to evaluate and enact a range of new initiatives and opportunities in order to help enable us to maximize our stores’ financial performance and stockholder value. Our strategies in seeking to maximize our stores’ financial performance and stockholder value include, among others, the following:

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

Our Acquisition Strategy

In our store acquisition strategy, we will seek to continue to focus on secondary and tertiary cities in the Mid-West, Northeast and Mid-Atlantic parts of the country where we believe there is relatively less self storage space per capita available, generally resulting in greater demand for available self storage square feet; where new self storage development and permitting through the local planning and zoning boards is typically more difficult to secure thus creating barriers to entry for new self storage competition; and where local new supply through new development is generally less prevalent.

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

On June 24, 2016, certain of our wholly owned subsidiaries (“Term Loan Secured Subsidiaries”) entered into a loan agreement and certain other related agreements (collectively, the “Term Loan Agreement”) between the Term Loan Secured Subsidiaries and Insurance Strategy Funding IV, LLC (the “Term Loan Lender”). Under the Term Loan Agreement, the Term Loan Secured Subsidiaries borrowed from Term Loan Lender the principal amount of $20 million pursuant to a promissory note (the “Term Loan Promissory Note”). The Term Loan Promissory Note bears interest at a rate equal to 4.192% per annum and is due to mature on July 1, 2036. Pursuant to a security agreement (the “Term Loan Security Agreement”), the obligations under the Term Loan Agreement are secured by certain real estate assets owned by the Term Loan Secured Subsidiaries. J.P. Morgan Investment Management, Inc. acted as Special Purpose Vehicle Agent of the Term Loan Lender. We entered into a non-recourse guaranty (the “Term Loan Guaranty” and together with the Term Loan Agreement, the Term Loan Promissory Note and the Term Loan Security Agreement, the “Term Loan Documents”) on June 24, 2016 to guarantee the payment to Term Loan Lender of certain obligations of the Term Loan Secured Subsidiaries under the Term Loan Agreement. We have used some of the proceeds from the Term Loan Agreement to acquire four additional self storage properties.

On December 20, 2018, certain of our wholly owned subsidiaries (“Credit Facility Secured Subsidiaries”) entered into a revolving credit loan agreement (collectively, the “Credit Facility Loan Agreement”) between the Credit Facility Secured Subsidiaries and TCF National Bank (“Credit Facility Lender”). Under the Credit Facility Loan Agreement, the Credit Facility Secured Subsidiaries may borrow from the Credit Facility Lender in the principal amount of up to $10 million pursuant to a promissory note (the “Credit Facility Promissory Note”). The Credit Facility Promissory Note bears an interest rate equal to 3.00% over the One Month U.S. Dollar London Inter-Bank Offered Rate and is due to mature on December 20, 2021. The obligations under the Credit Facility Loan Agreement are secured by certain real estate assets owned by the Credit Facility Secured Subsidiaries. We entered into a guaranty of payment on December 20, 2018 (the “Credit Facility Guaranty,” and together with the Credit Facility Loan Agreement, the Credit Facility Promissory Note and related instruments, the “Credit Facility Loan Documents”) to guarantee the payment to Credit Facility Lender of certain obligations of the Credit Facility Secured Subsidiaries under the Credit Facility Loan Agreement. As of December 31, 2018, we have not withdrawn any proceeds available under the Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

Item 1A.	Risk Factors.

Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the following risk factors, together with the other information contained in this Annual Report on Form 10-K. Any of these risks described could materially adversely affect our business, financial condition, liquidity, results of operations, tax status or ability to make distributions to our stockholders. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. If this were to happen, the price of our securities could decline significantly, and you could lose a part or all of your investment.

Risks Related to our Self Storage Properties and our Business

Adverse economic or other conditions in the markets in which we do business and more broadly could negatively affect our occupancy levels and rental rates and therefore our operating results.

Our operating results are dependent upon our ability to achieve optimal occupancy levels and rental rates at our self storage properties. Adverse economic or other conditions, such as during a government shutdown, in the markets in which we do business, may lower our occupancy levels and limit our ability to maintain or increase rents or require us to offer rental discounts. No single customer represents a significant concentration of our revenues. The following adverse developments, among others, in the markets in which we do business may adversely affect the operating performance of our properties:

•	perceptions by prospective tenants of our self storage properties of the safety, convenience, and attractiveness of such properties and the areas in which they are located;
•	industry slowdowns, relocation of businesses and changing demographics may adversely impact the markets in which we invest and in which our self storage properties operate;
•

periods of economic slowdown or recession, rising interest rates, or declining demand for self storage or the public perception that any of these events may occur could result in a general decline in rental rates or an increase in tenant defaults; and

•	actual or perceived oversupply or declining demand for self storage in a particular area.

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

The value of our properties may be reassessed for property tax purposes by taxing authorities including as a result of the acquisition of new self storage properties. Accordingly, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past. Increases in property or other taxes generally are not passed through to tenants under leases and may reduce our results of operations and cash flow, and could adversely affect our ability to pay any expected dividends to our stockholders.

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

Store ownership through joint ventures may limit our ability to act exclusively in our interest.

We may co-invest with third parties through joint ventures. In any such joint venture, we may not be in a position to exercise sole decision-making authority regarding the stores owned through joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments also have the potential risk of impasse on strategic decisions, such as a sale, in cases where neither we nor the joint venture partner would have full control over the joint venture. In other circumstances, joint venture partners may have the ability without our agreement to make certain major decisions, including decisions about sales, capital expenditures, and/or financing. Any disputes that may arise between us and our joint venture partners could result in litigation or arbitration that could increase our expenses and distract our officers and/or directors from focusing their time and effort on our business. In addition, we might in certain circumstances be liable for the actions of our joint venture partners, and the activities of a joint venture could adversely affect our ability to qualify as a REIT, even though we do not control the joint venture.

We face competition from other self storage properties, which may adversely impact the markets in which we invest and in which our self storage properties operate.

Increased competition in the self storage business has led to both pricing and discount pressures. This increased competition could limit our ability to increase revenues in the markets in which we operate. While some markets may be able to absorb an increase in self storage properties due to superior demographics and density, other markets may not be able to absorb additional properties and may not perform as well.

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

Further, currently we invest in a limited number of self storage properties. As a result, the potential effect on our financial condition, results of operations, and cash available for distribution to stockholders, resulting from poor performance at one or more of our self storage properties could be more pronounced than if we invested in a larger number of self storage properties.

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

We expect to make future acquisitions of self storage properties. We may not be successful in identifying and consummating suitable acquisitions that meet our criteria, which may impede our growth. We may encounter competition when we seek to acquire properties, especially for brokered portfolios. Aggressive bidding practices by prospective acquirers have been commonplace and this competition also may be a challenge for our growth strategy and potentially result in our paying higher prices for acquisitions including paying consideration for certain properties that may exceed the value of such properties. Should we pay higher prices for self storage properties or other assets, our potential profitability may be reduced. Also, when we acquire any self storage properties, we will be required to integrate them into our then existing portfolio. The acquired properties may turn out to be less compatible with our growth strategy than originally anticipated, may cause disruptions in our operations or may divert management’s attention away from day-to-day operations, which could impair our results of operations. Our ability to acquire or integrate properties may also be constrained by the following additional risks:

•	the inability to achieve satisfactory completion of due diligence investigations and other customary closing conditions;
•	spending more than the time and amounts budgeted to make necessary improvements or renovations to acquired properties;
•	the inability to build a captive pipeline of target properties that meet our rigorous underwriting standards;
•

the inability to accurately estimate occupancy levels, rental rates, operating costs or costs of improvements to bring an acquired property up to the standards established for our intended market position; and

•

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

The value of our investments in REITs may fluctuate, sometimes rapidly and unpredictably. Because REITs concentrate their assets in the real estate industry, the performance of REITs is closely linked to the performance of the real estate markets. Property values may fall due to increasing vacancies or declining rents resulting from economic, legal, cultural or technological developments, rising interest rates, and rising capitalization rates. REIT prices also may drop because of the failure of borrowers to pay their loans and poor management. In addition, there are specific risks associated with particular sectors of real estate investments such as self storage, retail, office, hotel, healthcare, and multi-family properties. Many REITs utilize leverage, which increases investment risk and could adversely affect a REIT’s operations and market value in periods of rising interest rates as well as risks normally associated with debt financing. In addition, a REIT’s failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), or failure to maintain exemption from registration under the Investment Company Act could adversely affect our operations and our qualification as a REIT under the Code. The failure of these investments to perform as expected may have a significant effect on our performance and our ability to make distributions to stockholders.

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security breach through cyber-attacks, cyber-intrusions, or other methods could disrupt our information technology networks and related systems and harm our business.

We rely on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including, but not limited to, financial transactions and records, personally identifiable information, and tenant and lease data. In many cases, we rely significantly on third-party vendors to retain data, process transactions, and provide information technology and other system services. Our networks and operations could be disrupted, and sensitive data could be compromised, by physical or electronic security breaches, targeted against us, our vendors or other organizations, including financial markets or institutions, including by way of or through cyber-attacks or cyber-intrusions over the internet, malware, computer viruses, attachments to e-mails, phishing, employee theft or misuse, or inadequate security controls. We rely on third-party vendors and commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant and other sensitive information. Although we make efforts to protect the security and integrity of our networks and systems, there can be no assurance that these efforts and measures will be effective or that attempted security breaches or disruptions would not be successful, as such attacks and breaches may be difficult to detect (or not detected at all) and are becoming more sophisticated. In such event, we may experience business interruptions or shutdowns; data loss, ransom, misappropriation, or corruption; theft or misuse of confidential or proprietary information; or litigation and investigation by tenants, governmental or regulatory agencies, or other third parties. Such events could also have other adverse impacts on us, including, but not limited to, regulatory penalties, breaches of debt covenants or other contractual or REIT compliance obligations, late or misstated financial reports, and significant diversion of management attention and resources. As a result, such events could have a material adverse effect on our financial condition, results of operations and cash flows and harm our business reputation.

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

Certain “business combination” and “control share acquisition” provisions of the Maryland General Corporation Law (“MGCL”), may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Pursuant to the MGCL, our board of directors has by resolution exempted business combinations between us and any other person. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. However, there can be no assurance that these exemptions will not be amended or eliminated at any time in the future. Our charter and bylaws and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.

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

Because we are structured as a REIT, we are a more attractive acquirer of properties to tax-motivated sellers than our competitors that are not structured as REITs. However, if other self storage companies restructure their holdings to become REITs, this competitive advantage will disappear. In addition, new legislation may be enacted or new interpretations of existing legislation may be issued by the Internal Revenue Service (the “IRS”), or the U.S. Treasury Department that could affect the attractiveness of the REIT structure so that it may no longer assist us in competing for acquisitions.

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

The loan documentation for our credit facility and term loan contain (and any new or amended loan and/or facility we may enter into from time to time will likely contain) customary affirmative and negative covenants, including financial covenants that, among other things, require us to comply with a minimum net worth (as defined in our loan documentation) of at least the outstanding principal balance of the term loan and a minimum liquidity standard of at least 10% of the outstanding principal balance of the term loan (as defined in our loan documentation). In the event that we fail to satisfy our covenants, we would be in default under our loan documentation and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of debt or equity capital may not be available to us, or may be available only on unattractive terms. Moreover, the presence of such covenants could cause us to operate our business with a view toward compliance with such covenants, which might not produce optimal returns for stockholders.

Risks Related to Our Qualification as a REIT

Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of operating cash flow available for distribution to stockholders.

We have elected, and believe that we have been qualified, to be taxed as a REIT commencing with the taxable year ended December 31, 2013. Qualification for treatment as a REIT involves the application of highly technical and extremely complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify for REIT treatment. To qualify as a REIT, we must meet, on an ongoing basis through actual operating results, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding shares and the amount of our distributions. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis. Our ability to satisfy these asset tests depends upon an analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. In addition, we have held and may continue to hold investments in other publicly traded REITs. If any such publicly traded REIT fails to qualify as a REIT with respect to any period during which we hold or have held shares of such REIT, or if our interests in these REITs are otherwise not treated as equity in a REIT for U.S. federal income tax purposes, our ability to satisfy the REIT requirements could be adversely affected. Moreover, new legislation, court decisions or administrative guidance may, in each case possibly with retroactive effect, make it more difficult or impossible for us to qualify as a REIT. Thus, while we believe that we have been organized and operated and intend to operate so that we will continue to qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, no assurance can be given that we have qualified or will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire or services that we can provide in the future. We have not requested and do not plan to request a ruling from the IRS regarding our qualification as a REIT.

In order to qualify as a REIT, among other requirements, we must ensure that at least 75% of our gross income for each taxable year, excluding certain amounts, is derived from certain real property-related sources, and at least 95% of our gross income for each taxable year, excluding certain amounts, is derived from certain real property-related sources and passive income such as dividends and interest. For purposes of these rules, income from the rental of real property is generally treated as qualifying income, whereas service income is generally treated as nonqualifying income. Furthermore, for purposes of these rules, services provided to tenants at a property could cause all income from the property to be nonqualifying if the income from such services, or the costs of providing those services, exceed certain thresholds. We have provided and may continue to provide certain services to our tenants, such as access to insurance. We believe that these services have been provided in a manner that does not cause our rental income to fail to be treated as qualifying income for purposes of the REIT gross income tests. However, if the IRS were to successfully challenge our characterization of these services, our qualification as a REIT could be adversely impacted. In addition, where we have provided services that may generate nonqualifying income, we believe the income attributable to these services and the costs of providing these services are sufficiently small so as not to cause us to fail to satisfy the REIT gross income tests. However, there is limited guidance regarding what costs are taken into account for this purpose. If the IRS were to successfully assert that these our income from these services or the costs of providing these services exceeded certain thresholds, we could fail to qualify as a REIT.

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

Even though we believe that we currently qualify for U.S. federal income tax purposes as a REIT, we may face tax liabilities that will reduce our cash flow, including taxes on any undistributed income, state or local income and property and transfer taxes, including real property transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease operating cash flow to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold some of our assets and provide certain services to our tenants through one or more taxable REIT subsidiaries (“TRSs”), or other subsidiary corporations that will be subject to corporate-level income tax at regular corporate rates. Any TRSs or other taxable corporations in which we invest will be subject to U.S. federal, state and local corporate taxes. Furthermore, if we acquire appreciated assets from a corporation that is or has been a subchapter C corporation in a transaction in which the adjusted tax basis of such assets in the our hands is less than the fair market value of the assets, determined at the time we acquired such assets, and if we subsequently dispose of any such assets during the 5-year period (or with respect to certain prior years the 10-year period) following the acquisition of the assets from the C corporation, we will be subject to tax at the highest corporate tax rates on any gain from the disposition of such assets to the extent of the excess of the fair market value of the assets on the date that we acquired such assets over the basis of such assets on such date, which are referred to as built-in gains.

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

Failure to make required distributions would subject us to tax, which would reduce the operating cash flow available for distribution to stockholders.

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

To qualify as a REIT for U.S. federal tax purposes, we must continually satisfy various requirements concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of shares. Among other requirements, to qualify as a REIT, we must satisfy certain annual gross income tests and we must ensure that, at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, U.S. government securities and qualified real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer (other than U.S. government securities, securities of corporations that are treated as TRSs and qualified real estate assets) or more than 10% of the total value of the outstanding securities of any one issuer (other than government securities, securities of corporations that are treated as TRSs and qualified real estate assets). In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than U.S. government securities, securities of corporations that are treated as TRSs and qualified real estate assets), no more than 20% of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our assets can consist of debt instruments issued by publicly offered REITs that are not otherwise secured by real property. If we fail to comply with these asset requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.

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

The 100% tax will not apply to gains from the sale of inventory that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate income tax rates. We have sold items such as locks, boxes, and packing materials to tenants and third parties directly rather than through a TRS, and as a result could be liable for this tax with respect to these sales. To the extent that we continue to sell such inventory items, other than through a TRS, we may be subject to this 100% tax.

Our TRSs will be subject to U.S. federal income tax and will be required to pay a 100% penalty tax on certain income or deductions if transactions with such TRSs are not conducted on arm’s length terms.

We conduct certain activities (such as selling packing supplies and locks and renting trucks or other moving equipment) through one or more TRSs.

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

Our taxable income may exceed our cash flow for a year, which could necessitate our borrowing funds and/or subject us to tax, thus reducing the cash available for distribution to our stockholders. We intend to make cash distributions each year sufficient to satisfy REIT distribution requirements and to avoid liability for the REIT excise tax. There can be no assurance, however, that we will be able to do so. Our taxable income may substantially exceed our net income as determined based on GAAP, as well as our cash flow, because, for example, realized capital losses will be deducted in determining GAAP net income but may not be deductible in computing taxable income or because we acquired assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. Under the Tax Cuts and Jobs Act (“TCJA”), signed into law on December 22, 2017, we generally will be required to recognize certain amounts in income no later than the time such amounts are reflected on our financial statements. The application of this rule may require the accrual of income with respect to certain sources earlier than would be the case under the otherwise applicable tax rules, although the precise application of this rule is unclear at this time. This rule is generally effective with respect to tax years beginning after December 31, 2017 (and will be effective for debt instruments issued with original issue discount with respect to tax years beginning after December 31, 2018). Also, in certain circumstances our ability to deduct interest expenses for U.S. federal income tax purposes may be limited by provisions of the TCJA. If the cash flow we generate in a particular year is less than our taxable income, we may be required to use cash reserves, incur short-term, or possibly long-term, debt or liquidate non-cash assets at rates or at times that are unfavorable in order to make the necessary distributions.

Dividends paid by REITs generally do not qualify for the favorable tax rates available for some dividends.

The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for these reduced qualified dividend rates. However, for taxable years beginning after December 31, 2017 and before January 1, 2026, under the TCJA, noncorporate taxpayers may deduct up to 20% of certain qualified business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividends from C corporations does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends, together with the recently reduced corporate tax rate (currently 21%), could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Dividends may also be subject to a 3.8% Medicare tax under certain circumstances.

Our REIT qualification could be adversely affected by the REIT qualification of any REIT in which we hold an interest.

In connection with our conversion from a regulated investment company (a “RIC”) to a REIT, we disposed of the majority of our assets and acquired government securities and shares of publicly traded REITs. As a result, the qualification of our as a REIT has depended on the REIT qualification of the publicly traded REITs in which we have invested. Furthermore, we may continue to hold interests in publicly traded REITs, and as a result our REIT qualification may continue to depend on the REIT qualification of any publicly traded REITs in which we continue to hold an interest. We do not generally independently investigate the REIT qualification of such REITs, but rather generally rely on statements made by such REITs in their public filings. In the event that one or more of the publicly traded REITs in which we invested was not properly treated as a REIT for U.S. federal income tax purposes, or if our interests in these REITs were otherwise not treated as equity in a REIT for U.S. federal income tax purposes, it is possible that we may not have met certain of the REIT asset and income requirements, in which case we could have failed to qualify as a REIT. Similarly, if we hold an interest in a publicly traded REIT in the future that fails to qualify as a REIT, such failure could adversely impact our REIT qualification.

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

In addition, the TCJA, which was signed into law on December 22, 2017, significantly changes U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. For additional discussion, see “Recent U.S. Federal Income Tax Legislation”.

Risks Related to Our Common Stock

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

The market price and trading volume of our common stock may vary substantially.

Our common stock is listed on NASDAQ under the symbol “SELF.” The stock markets, including NASDAQ, have experienced significant price and volume fluctuations over the past several years. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. Accordingly, no assurance can be given as to the ability of our stockholders to sell their common stock or the price that our stockholders may obtain for their common stock.

Some of the factors that could negatively affect the market price of our common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;
•	actual or perceived conflicts of interest with our directors, officers and employees;
•	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;
•	the impact of accounting principles and policies on our financial positions and results;
•	publication of research reports about us or the real estate industry;
•	changes in market valuations of similar companies;
•	adverse market reaction to any increased indebtedness we may incur in the future;
•	additions to or departures of our key personnel;
•	speculation in the press or investment community;
•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;
•	increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock and would result in increased interest expenses on our debt;
•	failure to maintain our REIT qualification or exclusion from registration under the Investment Company Act of 1940, as amended;
•	price and volume fluctuations in the stock market generally; and
•	general market and economic conditions, including the current state of the credit and capital markets.

Market factors unrelated to our performance could also negatively impact the market price of our common stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in capital markets can affect the market value of our common stock. For instance, if interest rates rise, it is likely that the market price of our common stock will decrease as market rates on interest-bearing securities increase.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

GLOBAL SELF STORAGE STORES

(As of December 31, 2018)

		Year Store	Number	Net Leasable	December 31, 2018 Square Foot	December 31, 2017 Square Foot
Property	Address	Opened / Acquired	of Units	Square Feet	Occupancy %	Occupancy %
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	796	113,700	93.1%	88.5%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,338	94.8%	87.6%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	93.1%	90.5%
SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	410	81,646	93.7%	95.2%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	731	97,610	93.6%	97.5%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	140	12,676	97.6%	93.8%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	644	68,076	95.1%	96.1%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	697	78,842	92.2%	89.5%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	557	72,700	89.0%	88.9%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	249	43,060	83.3%	89.6%
TOTAL/AVERAGE SAME-STORES			5,058	685,238	92.5%	91.9%

SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	566	80,270	92.8%	92.6%
TOTAL/AVERAGE NON SAME-STORES			566	80,270	92.8%	92.6%

TOTAL/AVERAGE ALL STORES			5,624	765,508	92.5%	92.0%

Each property is directly owned by the Company’s wholly owned subsidiary listed in the table.

Same-store occupancy does not include properties that have recently undergone significant expansion or redevelopment, such as our property in Merrillville, IN.

The Merrillville, IN expansion was completed January 2018 and added 13,300 leasable square feet of traditional drive-up storage units.

In 2019, the Company expects to break ground on the Millbrook, NY expansion, which, when completed, will add approximately 16,500 of gross square feet of all-climate-controlled units. The planning for the Millbrook, NY expansion is underway and the Company is actively evaluating proposals for its construction. We currently anticipate that construction will proceed and that construction will be completed approximately six to nine months after construction commencement. However, there is no guarantee that we will commence construction or complete this project in this timeframe or at all.

Certain stores’ leasable square feet in the chart above includes outside auto/RV/boat storage space: approximately 13,000 square feet at SSG Sadsbury LLC; 15,700 square feet at SSG Bolingbrook LLC; 9,000 square feet at SSG Dolton LLC; 1,000 square feet at SSG Merrillville LLC; 7,200 square feet at SSG Summerville II LLC; and 8,750 square feet at SSG Clinton LLC. For SSG Lima LLC, approximately 12,683 square feet of non-storage commercial and student housing space is included. Approximately 33% of our total available units are climate-controlled, 59% are traditional, and 8% are parking.

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

Holders

As of March 15, 2019, there were approximately 2,600 record and beneficial holders of the Company’s common stock.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our selected consolidated historical financial data together with the consolidated pro forma financial data and historical financial statements and related notes thereto included elsewhere in this annual report. We make statements in this section that may be forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this annual report entitled “Statement on Forward-looking Information.”

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

On June 24, 2016, certain wholly owned subsidiaries (“Term Loan Secured Subsidiaries”) of the Company entered into a loan agreement and certain other related agreements (collectively, the “Term Loan Agreement”) between the Term Loan Secured Subsidiaries and Insurance Strategy Funding IV, LLC (the “Term Loan Lender”). Under the Term Loan Agreement, the Term Loan Secured Subsidiaries are borrowing from Term Loan Lender in the principal amount of $20 million pursuant to a promissory note (the “Term Loan Promissory Note”). The Term Loan Promissory Note bears an interest rate equal to 4.192% per annum and is due to mature on July 1, 2036. Pursuant to a security agreement (the “Term Loan Security Agreement”), the obligations under the Term Loan Agreement are secured by certain real estate assets owned by the Term Loan Secured Subsidiaries. J.P. Morgan Investment Management, Inc. acted as Special Purpose Vehicle Agent of the Term Loan Lender. The Company entered into a non-recourse guaranty on June 24, 2016 (the “Term Loan Guaranty,” and together with the Term Loan Agreement, the Term Loan Promissory Note and the Term Loan Security Agreement, the “Term Loan Documents”) to guarantee the payment to Lender of certain obligations of the Term Loan Secured Subsidiaries under the Term Loan Agreement. The Term Loan Documents require the Term Loan Secured Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Term Loan Lender may accelerate amounts outstanding under the Term Loan Documents upon the occurrence of an Event of Default (as defined in the Term Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. The Company and the Term Loan Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Term Loan Documents. There is no material relationship between the Company, its Term Loan Secured Subsidiaries, or its affiliates and the Term Loan Lender, other than in respect of the Term Loan Documents. The foregoing description is qualified in its entirety by the full terms and conditions of the Term Loan Documents, filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to the Current Report on Form 8-K filed on June 30, 2016. We used the proceeds of such debt financing primarily in connection with store acquisitions and development.

On December 20, 2018, certain wholly owned subsidiaries (“Credit Facility Secured Subsidiaries”) of the Company entered into a revolving credit loan agreement (collectively, the “Credit Facility Loan Agreement”) between the Credit Facility Secured Subsidiaries and TCF National Bank (“Credit Facility Lender”). Under the Credit Facility Loan Agreement, the Credit Facility Secured Subsidiaries may borrow from the Credit Facility Lender in the principal amount of up to $10 million pursuant to a promissory note (the “Credit Facility Promissory Note”). The Credit Facility Promissory Note bears an interest rate equal to 3.00% over the One Month U.S. Dollar London Inter-Bank Offered Rate and is due to mature on December 20, 2021. The obligations under the Credit Facility Loan Agreement are secured by certain real estate assets owned by the Credit Facility Secured Subsidiaries. The Company entered into a guaranty of payment on December 20, 2018 (the “Credit Facility Guaranty,” and together with the Credit Facility Loan Agreement, the Credit Facility Promissory Note and related instruments, the “Credit Facility Loan Documents”) to guarantee the payment to Credit Facility Lender of certain obligations of the Credit Facility Secured Subsidiaries under the Credit Facility Loan Agreement. The Company and the Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Credit Facility Loan Documents. The Company also maintains a bank account at the Credit Facility Lender. The foregoing description is qualified in its entirety by the full terms and conditions of the Credit Facility Loan Documents, filed as Exhibits 10.1 and 10.2 to the Current Report on Form 8-K filed on December 21, 2018. As of December 31, 2018, we have not withdrawn any proceeds available under the Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

As of December 31, 2018, we had capital resources totaling approximately $3.1 million comprised of $1.5 million of cash and cash equivalents and $1.6 million of marketable securities. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores.

We have been actively reviewing a number of store and store portfolio acquisition candidates and have been working to further develop and expand our current stores. We did not make any acquisitions in the year ended December 31, 2018. We may pursue third-party management opportunities and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities.

During the year ended December 31, 2017, we initiated construction of the expansion at our Merrillville, IN location. Construction was completed January 2018 and added 13,300 leasable square feet of traditional drive-up storage units.

In 2019, the Company expects to break ground on the Millbrook, NY expansion, which, when completed, will add approximately 16,500 of gross square feet of all-climate-controlled units. The planning for the Millbrook, NY expansion is underway and the Company is actively evaluating proposals for its construction. We currently anticipate that construction will proceed and that construction will be completed approximately six to nine months after construction commencement. However, there is no guarantee that we will commence construction or complete this project in this timeframe or at all.

Results of Operations for the Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

Revenues

Total revenues increased from $7,472,793 during the year ended December 31, 2017 to $8,110,979 during the year ended December 31, 2018, an increase of $638,186, or 8.5%. Rental income increased from $7,238,819 during the year ended December 31, 2017 to $7,850,870 during the year ended December 31, 2018, an increase of $612,051, or 8.5%. The increase was attributable to the full year of 2018’s revenues of the expansion at the Merrillville, IN property as compared to 2017’s revenues, and the positive results of our revenue rate management program of raising existing tenant rates. The remaining increase in rental revenue was due primarily to an increase in rental and occupancy rates.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $233,974 in the year ended December 31, 2017 to $260,109 in the year ended December 31, 2018, an increase of $26,135, or 11.2%. This increase was primarily attributable to increased insurance fees due to the expansion at the Merrillville, IN property and increased insurance participation and higher average occupancy.

Operating Expenses

Total expenses decreased from $6,795,322 during the year ended December 31, 2017 to $6,685,407 during the year ended December 31, 2018, a decrease of $109,915, or 1.6%. Store operating expenses increased from $3,153,887 in the year ended December 31, 2017 to $3,262,603 in the year ended December 31, 2018, an increase of $108,716, or 3.4%, which was primarily attributable to increased employment and administrative expenses.

Depreciation and amortization decreased from $1,699,555 in the year ended December 31, 2017 to $1,398,358 in the year ended December 31, 2018, a decrease of $301,197, or 17.7%. The decrease is primarily attributable to the amortization during 2017 of the in-place leases related to the stores acquired in 2016.

General and administrative expenses decreased 5.2% or $101,139 for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The change is primarily attributable to decreased legal, accounting, compliance, and investor relations consulting expenses for recurring business activities.

Business development, capital raising, and store acquisition expenses increased from $14,295 to $198,000 during the year ended December 31, 2018 as compared to the year ended December 31, 2017. These costs primarily consisted of consulting costs in connection with business development, capital raising, and future potential store acquisitions. The increase is primarily attributable to the recording in the fourth quarter of 2018 of expenses related to capital raising activities. The majority of these expenses are non-recurring and fluctuate based on business development activity during the time period.

Operating Income

Operating income increased from $677,471 during the year ended December 31, 2017 to $1,425,572 during the year ended December 31, 2018, an increase of $748,101 or 110.4%.

Other income (expense)

Interest expense on loans increased from $880,834 during the year ended December 31, 2017 to $897,937 during the year ended December 31, 2018.

Dividend and interest income was $76,296 during the year ended December 31, 2018 compared to $57,073 during the year ended December 31, 2017. The increase was primarily attributable to higher dividend payments received from investments in equity securities and increased interest rates for cash deposits held in interest paying bank accounts.

In accordance with the adoption of ASU 2016-01, the Company now recognizes changes in the fair value of its investments in equity securities with readily determinable fair values in net income and, as such, recorded an unrealized gain of $15,517 for the year ended December 31, 2018. Previously, changes in fair value of the Company’s investments in equity securities were recognized in accumulated other comprehensive income on the Company’s consolidated balance sheets. As such, the Company included an unrealized gain on its investments in equity securities of $78,140 in accumulated other comprehensive income in its balance sheet at December 31, 2017.

Net income (loss)

For the year ended December 31, 2018, net income was $619,448 or $0.08 per fully diluted share. For the year ended December 31, 2017, there was a net loss of $146,290 or $0.02 per fully diluted share.

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

Adjusted FFO (“AFFO”) represents FFO excluding the effects of business development, capital raising, and acquisition related costs and non-recurring items, which we believe are not indicative of the Company’s operating results. We present AFFO because we believe it is a helpful measure in understanding our results of operations insofar as we believe that the items noted above that are included in FFO, but excluded from AFFO, are not indicative of our ongoing operating results. We also believe that the analyst community considers our AFFO (or similar measures using different terminology) when evaluating us. Because other REITs or real estate companies may not compute AFFO in the same manner as we do, and may use different terminology, our computation of AFFO may not be comparable to AFFO reported by other REITs or real estate companies.

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

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions or new ground-up developments. At December 31, 2018, we owned ten same-store properties and one non-same-store property. The Company believes that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, NOI, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy for the three months and year ended December 31, 2018 increased by 0.6% to 92.5% from 91.9% for the same period in 2017. This does not include the impact from the Merrillville, IN expansion project completed in January 2018. Including the Merrillville, IN property in the definition of same-store would result in ending same-store occupancy of 92.5%, an increase of 0.5% compared to the same period in 2017.

We grew our top-line results by increasing same-store revenues by 5.3% for the three months ended December 31, 2018 versus the three months ended December 31, 2017, and by 7.7% for the year ended December 31, 2018 versus the year ended December 31, 2017. Same-store cost of operations decreased by 16.5% for the three months ended December 31, 2018 versus the three months ended December 31, 2017, and increased by 2.6% for the twelve months ended December 31, 2018 versus the twelve months ended December 31, 2017. Same-store NOI increased by 28.4% for the three months ended December 31, 2018 versus the three months ended December 31, 2017, and increased by 11.7% for the twelve months ended December 31, 2018 versus the twelve months ended December 31, 2017. As described in the section titled “Property Tax Expenses at Dolton, IL,” the decrease in same-store cost of operations and increase in same-store NOI for the three months ended December 31, 2018, was attributable in part to the loss of our Class 8 tax incentive and subsequent property tax increase at SSG Dolton LLC, which was recorded during the fourth quarter of 2017.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped our overall average occupancy maintain in the low 90% range as of December 31, 2018. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty resulting in powerful referral and word-of-mouth market demand for our storage units and services. Another significant contributing factor to our results was our revenue rate management program which helped increase our total annualized revenue per leased square foot by 4.1% for the three months ended December 31, 2018 versus the three months ended December 31, 2017, and by 6.5% for the twelve months ended December 31, 2018 versus the twelve months ended December 31, 2017.

These results are summarized as follows:

SAME - STORE PROPERTIES

Twelve Months Ended December 31,	2018	2017	Variance	% Change
Revenues	$7,281,766	$6,759,337	$522,429	7.7%
Cost of operations	$3,012,511	$2,936,049	$76,462	2.6%
Net operating income	$4,269,255	$3,823,288	$445,967	11.7%
Depreciation and amortization	$1,071,584	$1,379,313	$(307,729)	-22.3%
Net leasable square footage at period end*	685,238	681,393	3,845	0.6%
Net leased square footage at period end	633,559	626,141	7,418	1.2%
Overall square foot occupancy at period end	92.5%	91.9%	0.6%	0.6%
Total annualized revenue per leased square foot	$11.49	$10.80	$0.70	6.5%
Total available leasable storage units*	5,058	5,039	19	0.4%
Number of leased storage units*	4,550	4,539	11	0.2%

SAME - STORE PROPERTIES

Three Months Ended December 31,	2018	2017	Variance	% Change
Revenues	$1,853,477	$1,759,530	$93,947	5.3%
Cost of operations	$755,106	$904,403	$(149,297)	-16.5%
Net operating income	$1,098,371	$855,127	$243,244	28.4%
Depreciation and amortization	$268,637	$300,116	$(31,479)	-10.5%
Net leasable square footage at period end*	685,238	681,393	3,845	0.6%
Net leased square footage at period end*	633,559	626,141	7,418	1.2%
Overall square foot occupancy at period end	92.5%	91.9%	0.6%	0.7%
Total annualized revenue per leased square foot	$11.70	$11.24	$0.46	4.1%
Total available leasable storage units*	5,058	5,039	19	0.4%
Number of leased storage units*	4,550	4,539	11	0.2%

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

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated:

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2018	2017	2018	2017
Net income (loss)	$75,480	$(20,766)	$619,448	$(146,290)
Adjustments:
General and administrative	460,605	438,019	1,826,446	1,927,585
Depreciation and amortization	350,805	358,294	1,398,358	1,699,555
Business development, capital raising, and property acquisition costs	173,000	—	198,000	14,295
Dividend and interest income	(17,352)	(15,108)	(76,296)	(57,073)
Unrealized gain on marketable equity securities	(20,096)	—	(15,517)	—
Interest expense	237,729	220,208	897,937	880,834
Non same-store revenues	(218,881)	(184,048)	(829,458)	(712,095)
Non same-store cost of operations	56,994	56,563	250,095	204,605
Other real estate expenses	87	1,965	242	11,872
Total same-store net operating income	$1,098,371	$855,127	$4,269,255	$3,823,288

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2018	2017	2018	2017
Same-store revenues	$1,853,477	$1,759,530	$7,281,766	$6,759,337
Same-store cost of operations	755,106	904,403	3,012,511	2,936,049
Total same-store net operating income	$1,098,371	$855,127	$4,269,255	$3,823,288

Analysis of Same-Store Revenue

For the three months ended December 31, 2018, the 5.3% revenue increase was due primarily to a 4.1% increase in total annualized revenue per leased square foot. For the twelve months ended December 31, 2018, the 7.7% revenue increase was due primarily to a 6.5% increase in total annualized revenue per leased square foot. The increase in total annualized revenue per leased square foot was due primarily to existing tenant rent increases, an increase in available traditional and climate-controlled leasable square feet compared to available leasable parking square feet, and, to a lesser extent, increased move-in rental rates and decreased move-in rent “specials” discounting. Same store average overall square foot occupancy for all of the Company’s stores combined increased to 92.5% in the twelve months ended December 31, 2018 from 91.9% in the twelve months ended December 31, 2017.

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

We currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will also be dependent upon many factors for each market that we operate in including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases in 2019 to be about the same or lower than in 2018.

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

Importantly, we continue to refine our ongoing revenue management program which includes regular internet data scraping of local competitors’ prices. We do this in order to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. Currently, our average tenant duration of stay is approximately 3.0 years, up from approximately 2.8 years for the same period in 2017. One of the results of our initiative to build a higher quality tenant base is a greater percentage of credit card paying customers. We believe that credit card payers rent for longer periods and accept greater rental rate increases.

Analysis of Same-Store Cost of Operations

Same-store cost of operations decreased 16.5% or $149,297 for the three months ended December 31, 2018 versus the three months ended December 31, 2017, and increased 2.6% or $76,462 for the twelve months ended December 31, 2018 versus the twelve months ended December 31, 2017. The year over year increase in same-store cost of operations was due to increased store level expenses relating to employment, utilities, landscaping and merchant fees. As described in the section titled “Property Tax Expenses at Dolton, IL,” the decrease in same-store cost of operations for the three months ended December 31, 2018, was primarily attributable to the loss of our Class 8 tax incentive and subsequent property tax increase at SSG Dolton LLC, which was recorded during the fourth quarter of 2017.

On-site store manager, regional manager and district payroll expense increased 0.2% or $423 for the three months ended December 31, 2018 versus the three months ended December 31, 2017, and increased 4.3% or $40,401 for the twelve months ended December 31, 2018 as compared to the same period in 2017. This increase was due primarily to an increase in the number of store managers, wage increases, and higher employee health plan expenses. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as district, regional, and store managers.

Store property tax expense decreased 35.9% or $129,889 for the three months ended December 31, 2018 versus the three months ended December 31, 2017, and decreased 0.7% or $6,770 for the twelve months ended December 31, 2018 as compared to the same period in 2017. The decrease in property tax expense during the fourth quarter of 2018 versus 2017 is primarily due to an increase in property tax expense at our Dolton, IL property during the fourth quarter of 2017, which is described in the section titled “Property Tax Expenses at Dolton, IL”. We currently expect same-store property tax expenses to increase during 2019, primarily due to an expected phaseout of the Class 8 tax incentive granted to SSG Dolton LLC.

Repairs and maintenance expense decreased 37.0% or $18,097 for the three months ended December 31, 2018 versus the three months ended December 31, 2017, and decreased 7.8% or $10,029 for the twelve months ended December 31, 2018 as compared to the same period in 2017 due primarily to certain one-time repairs completed during the year ended 2017. We anticipate continued progress on our LED light replacement program throughout 2019. At our stores fully converted to LED lighting, we have realized utilities expense savings year-over-year of approximately 10% to 40%, depending on the store, due to lower kilowatt per hour usage.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utility expense increased 9.3% or $4,106 for the three months ended December 31, 2018 versus the three months ended December 31, 2017, and increased 15.0% or $28,200 for the twelve months ended December 31, 2018 as compared to the same period in 2017 primarily due to temperature and weather-related conditions. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in slightly lower net utility costs in 2019.

Landscaping expenses, which include snow removal costs, increased 0.2% or $54 for the three months ended December 31, 2018 versus the three months ended December 31, 2017, and increased 24.5% or $21,516 in the twelve months ended December 31, 2018 compared to the same period in 2017. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in 2019, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 5.7% or $2,973 for the three months ended December 31, 2018 versus the three months ended December 31, 2017, and decreased 8.3% or $19,169 for the twelve months ended December 31, 2018 as compared to the same period in 2017 primarily due to lower internet advertising and promotion expenses during the year ended 2018. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase in 2019.

Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. General expenses increased 12.1% or $7,341 in the three months ended December 31, 2018 as compared to the same period in 2017, and increased 3.7% or $9,051 in the twelve months ended December 31, 2018 as compared to the same period in 2017, primarily due to increased expenses for travel and internet related services. Administrative expenses decreased 13.8% or $21,658 in the three months ended December 31, 2018 as compared to the same period in 2017, and increased 10.9% or $59,727 in the twelve months ended December 31, 2018 as compared to the same period in 2017. We experienced a decrease in administrative expenses in the fourth quarter of 2018 due primarily to lower repair and maintenance expense and our successful efforts to obtain more competitive credit card fee pricing. Increased expenses for utilities, landscaping and credit card fees for the year ended 2018 contributed to the increase in administrative expenses as compared with the same period in 2017. Credit card fees increased for the year due to a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in building a higher quality overall tenant base. We currently expect moderate increases in other direct store costs in 2019.

Lien administration expenses decreased 0.8% or $41 in the three months ended December 31, 2018 as compared to the same period in 2017, and decreased 25.8% or $7,230 in the twelve months ended December 31, 2018 as compared to the same period in 2017.Decreased tenants’ stored items auctions contributed to the decreased expenses, which were partially offset by increases in our credit card or merchant fees. Credit card fees increased due to a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in building a higher quality overall tenant base. We currently expect moderate increases in other direct store costs in 2019.

Combined Same-Store and Non Same-Store Self Storage Operations

At December 31, 2018, we owned ten same-store properties and one non same-store property. The non same-store property is SSG Merrillville LLC.

Combined same-store and non same-store average overall square foot occupancy at the end of the three months and year ended December 31, 2018 increased by 0.5% to 92.5% from 92.0% for the same period in 2017. Combined same-store and non same-store occupancy includes all of our properties, including those that have recently undergone significant expansion or redevelopment, such as our property in Merrillville, IN.

We grew our top-line results by increasing combined same-store and non same-store (“Combined store”) revenues by 6.6% for the three months ended December 31, 2018 versus the three months ended December 31, 2017, and by 8.6% for the twelve months ended December 31, 2018 versus the twelve months ended December 31, 2017. Combined store cost of operations decreased by 15.5% for the three months ended December 31, 2018 versus the three months ended December 31, 2017, and increased by 3.9% for the twelve months ended December 31, 2018 versus the twelve months ended December 31, 2017. Combined store NOI increased by 28.3% for the three months ended December 31, 2018 versus the three months ended December 31, 2017, and by 12.0% for the twelve months ended December 31, 2018 versus the twelve months ended December 31, 2017. As described in the section titled “Property Tax Expenses at Dolton, IL,” the decrease in combined same-store and non same-store cost of operations and increase in combined same-store and non same-store NOI for the three months ended December 31, 2018, was attributable in part to the loss of our Class 8 tax incentive and subsequent property tax increase at SSG Dolton LLC, which was recorded during the fourth quarter of 2017.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped our overall average occupancy maintain in the low 90% range as of December 31, 2018. Also, contributing to our strong results were our customer service efforts which we believe were essential in building local brand loyalty resulting in referral and word-of-mouth market demand for our storage units and services.

These results are summarized as follows:

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

Twelve Months Ended December 31,	2018	2017	Variance	% Change
Revenues	$8,111,226	$7,471,433	$639,793	8.6%
Cost of operations	$3,262,601	$3,140,650	$121,951	3.9%
Net operating income	$4,848,625	$4,330,783	$517,842	12.0%
Depreciation and amortization	$1,193,787	$1,495,606	$(301,819)	-20.2%
Net leasable square footage at period end*	765,508	748,213	17,295	2.3%
Net leased square footage at period end	708,024	688,031	19,993	2.9%
Overall square foot occupancy at period end	92.5%	92.0%	0.5%	0.5%
Total annualized revenue per leased square foot	$11.46	$10.86	$0.60	5.5%
Total available leasable storage units	5,624	5,530	94	1.7%
Number of leased storage units*	5,079	4,997	82	1.6%

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

Three Months Ended December 31,	2018	2017	Variance	% Change
Revenues	$2,072,359	$1,943,578	$128,781	6.6%
Cost of operations	$812,099	$960,963	$(148,864)	-15.5%
Net operating income	$1,260,260	$982,615	$277,645	28.3%
Depreciation and amortization	$299,662	$328,130	$(28,468)	-8.7%
Net leasable square footage at period end*	765,508	748,213	17,295	2.3%
Net leased square footage at period end	708,024	688,031	19,993	2.9%
Overall square foot occupancy at period end	92.5%	92.0%	0.5%	0.5%
Total annualized revenue per leased square foot	$11.71	$11.30	$0.41	3.6%
Total available leasable storage units	5,624	5,530	94	1.7%
Number of leased storage units*	5,079	4,997	82	1.6%

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

The following table presents a reconciliation of combined same-store and non same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated:

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2018	2017	2018	2017
Net income (loss)	$75,480	$(20,766)	$619,448	$(146,290)
Adjustments:
General and administrative	460,605	438,019	1,826,446	1,927,585
Depreciation and amortization	350,805	358,294	1,398,358	1,699,555
Business development, capital raising, and property acquisition costs	173,000	—	198,000	14,295
Dividend and interest income	(17,352)	(15,108)	(76,296)	(57,073)
Unrealized gain on marketable equity securities	(20,096)	—	(15,517)	—
Interest expense	237,729	220,208	897,937	880,834
Other real estate expenses	89	1,968	249	11,877
Total combined same-store and non same- store net operating income	$1,260,260	$982,615	$4,848,625	$4,330,783

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2018	2017	2018	2017
Combined same-store and non same-store revenues	$2,072,359	$1,943,578	$8,111,226	$7,471,433
Combined same-store and non same-store cost of operations	812,099	960,963	3,262,601	3,140,650
Total combined same-store and non same-store net operating income	$1,260,260	$982,615	$4,848,625	$4,330,783

Analysis of Combined Same-Store and Non Same-Store Revenue

Combined same-store and non same-store average overall square foot occupancy at the end of the three months and year ended December 31, 2018 increased by 0.5% to 92.5% from 92.0% for the same period in 2017.

For the three months ended December 31, 2018, the 6.6% revenue increase as compared to the same period in 2017 was due primarily to including the full fourth quarter 2018 revenues from our expansion at the Merrillville, IN property (the expansion was completed in January of 2018), a 2.9% increase in net leased square footage, and the results of our revenue rate management program of raising existing tenant rates. This increase in net leased square feet, which is the result of our Merrillville, IN expansion is expected to positively affect combined revenues in 2019. For the twelve months ended December 31, 2018, revenue increased 8.6%, as compared to the twelve months ended December 31, 2017, due primarily to the additional revenues generated by the expansion at the Merrillville, IN property, and the positive results of our revenue rate management program of raising existing tenant rates. Combined revenues benefited from existing tenant rent increases, an increase in available climate-controlled leasable square feet compared to available leasable parking square feet, and, to a lesser extent, increased move-in rental rates, and decreased move-in rent “specials” discounting.

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

We currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases in 2019 to be about the same or lower than in 2018.

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

Importantly, we continue to refine our ongoing revenue management program which includes regular internet data scraping of local competitors’ prices. We do this in order to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us seek to maximize each store’s occupancies and our self storage revenue and NOI. We believe that through our various marketing initiatives, we can seek to continue to attract high quality, long term tenants who we expect will be storing with us for years. Currently, our average tenant duration of stay is approximately 3.0 years, up from approximately 2.8 years for the same period in 2017. One of the results of our initiative to build a higher quality tenant base is a greater percentage of credit card paying customers. We believe that credit card payers rent for longer periods and accept greater rental rate increases.

Analysis of Combined Same-Store and Non Same-Store Cost of Operations

Combined same-store and non same-store cost of operations decreased 15.5% or $148,864 for the three months ended December 31, 2018 versus the three months ended December 31, 2017, and increased 3.9% or $121,951 for the twelve months ended December 31, 2018 versus the twelve months ended December 31, 2017. The year over year increase in combined same-store and non same-store cost of operations was due primarily to increased store level expenses relating to employment, utilities, landscaping and merchant fees. As described in the section titled “Property Tax Expenses at Dolton, IL,” the decrease in combined same-store and non same-store cost of operations for the three months ended December 31, 2018, was primarily attributable to the loss of our Class 8 tax incentive and subsequent property tax increase at SSG Dolton LLC, which was recorded during the fourth quarter of 2017.

On-site store manager payroll expense increased 2.0% or $5,506 for the three months ended December 31, 2018 versus the three months ended December 31, 2017, and increased 6.4% or $63,516 for the twelve months ended December 31, 2018 as compared to the same period in 2017. This increase was due primarily to an increase in the number of store level employees, wage increases, and higher employee health plan expenses. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as district and regional managers.

Store property tax expense decreased 34.2% or $128,390 for the three months ended December 31, 2018 versus the three months ended December 31, 2017, and increased 0.4% or $3,978 in the twelve months ended December 31, 2018 as compared to the same period in 2017. The decrease in property tax expense during the fourth quarter of 2018 versus 2017 is primarily due to an increase in property tax expense at our Dolton, IL property during the fourth quarter of 2017, which is described in the section titled “Property Tax Expenses at Dolton, IL”. We currently expect store property tax expenses to increase during 2019, primarily due to an expected phaseout of the Class 8 tax incentive granted to SSG Dolton LLC and higher assessed values due to the completed expansion at our Merrillville, IN property.

Repairs and maintenance expense decreased 40.6% or $21,872 for the three months ended December 31, 2018 versus the three months ended December 31, 2017, and decreased 11.4% or $16,071 for the twelve months ended

December 31, 2018 as compared to the same period in 2017. Contributing to the decrease in repair and maintenance expense is certain one-time repairs completed during the year ended 2017. We anticipate continued progress on our LED light replacement program throughout 2019. At our stores fully converted to LED lighting, we have realized utilities expense savings year-over-year of approximately 10% to 40% depending on the store due to lower kilowatt per hour usage.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utility expense increased 7.5% or $3,682 for the three months ended December 31, 2018 versus the three months ended December 31, 2017, and increased 11.5% or $24,626 for the twelve months ended December 31, 2018 as compared to the same period in 2017 primarily due to temperature and weather-related conditions and increased costs associated with our expansion at Merrillville, IN. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in slightly lower net utility costs in 2019.

Landscaping expenses, which include snow removal costs, decreased 6.3% or $1,500 for the three months ended December 31, 2018 versus the three months ended December 31, 2017, and increased 31.3% or $28,491 in the twelve months ended December 31, 2018 compared to the same period in 2017 primarily due to increased snow removal costs in 2018 as compared to 2017. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in 2019, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 6.4% or $3,627 for the three months ended December 31, 2018 versus the three months ended December 31, 2017, and decreased 4.3% or $10,856 for the twelve months ended December 31, 2018 as compared to the same period in 2017 primarily due to lower internet advertising and promotion expenses. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase in 2019.

Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. General expenses increased 11.6% or $7,725 in the three months ended December 31, 2018 as compared to the same period in 2017, and increased 4.4% or $11,773 in the twelve months ended December 31, 2018 as compared to the same period in 2017, primarily due to increased expenses for travel and internet related services. Administrative expenses decreased 16.3% or $28,010 in the three months ended December 31, 2018 as compared to the same period in 2017, and increased 10.0% or $60,432 in the twelve months ended December 31, 2018 as compared to the same period in 2017. We experienced a decrease in administrative expenses in the fourth quarter of 2018 due primarily to lower repair and maintenance expense and our successful efforts to obtain more competitive credit card fee pricing. Increased expenses for utilities, landscaping and credit card fees for the year ended 2018 contributed to the increase in administrative expenses as compared with the same period in 2017. Credit card fees increased for the year due to a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in building a higher quality overall tenant base. We currently expect moderate increases in other direct store costs in 2019.

Property Tax Expenses at Dolton, IL

Late in the third quarter of 2017, our Dolton, IL property was reassessed by the municipality and separately, our Class 8 tax incentive renewal hearing was held. As a result of those two events, our Dolton, IL property was reassessed at approximately 52% higher and the Class 8 tax incentive was not renewed. These events were applied retroactively to take effect on January 1, 2017. The combined impact was an increase in property tax expenses from $105,000 during 2016 to $210,000 during 2017 and $240,000 during 2018. Due to the timing and retroactive effect of these events in 2017, we recorded the entire $105,000 increase, during the fourth quarter of calendar year 2017. The Class 8 tax incentive phases out over the years 2017, 2018 and 2019, and during such 2019 period we currently expect the property tax expenses at our Dolton, IL property to increase by approximately 20%. Both the property tax reassessment and our Class 8 tax incentive renewal status are currently under appeal. However, there is no guarantee that either the assessment will be reduced or our Class 8 tax incentive status will be reinstated.

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

	For the Three Months Ended December 31,
	2018	2017	Variance	% Change
General and administrative	$460,605	$438,019	$22,586	5.2%

	For the Twelve Months Ended December 31,
	2018	2017	Variance	% Change
General and administrative	$1,826,446	$1,927,585	$(101,139)	-5.2%

General and administrative expenses increased 5.2% or $22,586 for the three months ended December 31, 2018 versus the three months ended December 31, 2017, and decreased 5.2% or $101,139 for the twelve months ended December 31, 2018 as compared to the year ended December 31, 2017. The year over year change is primarily attributable to decreased legal, accounting, compliance, and investor relations consulting expenses for recurring business activities.

Analysis of Business Development, Capital Raising, and Store Acquisition Expenses

Business development, capital raising, and store acquisition expenses were $0 during the three months ended December 31, 2017 and $173,000 during the three months ended December 31, 2018. During the twelve months ended December 31, 2018 these expenses increased from $14,295 to $198,000 as compared to the same period in 2017. These costs primarily consisted of consulting costs in connection with business development, capital raising, and future potential store acquisitions. The increase in the fourth quarter of 2018 is primarily attributable to the recording of expenses related to capital raising activities. The majority of these expenses are non-recurring and fluctuate based on business development activity during the time period.

Analysis of Loan Interest and Amortization Expense

Loan interest expense payments relating to the aforementioned $20 million loan increased from $220,208 to 237,729 for the three months ended December 31, 2018 as compared to the same period in 2017 and for the twelve months ended December 31, 2018 increased to $897,937 from $880,834 for the year ended December 31, 2017. Going forward the cash payments for this expense will remain the same amount every month until June 2036, except upon the occurrence of certain events.

Analysis of Global Self Storage Funds from Operations (“FFO”) and Funds from Operations as Adjusted (“AFFO”)

The following tables present a reconciliation and computation of net income to FFO and AFFO and earnings per share to FFO and AFFO per share:

	Three Months	Three Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Net income (loss)	$75,480	$(20,766)	$619,448	$(146,290)
Eliminate items excluded from FFO:
Unrealized gain on marketable equity securities	(20,096)	—	(15,517)	—
Depreciation and amortization	350,805	358,294	1,398,358	1,699,555
FFO attributable to common stockholders	406,189	337,528	2,002,289	1,553,265
Adjustments:
Compensation expense related to stock-based awards	26,730	—	80,771	—
Business development, capital raising, and property acquisition costs	173,000	—	198,000	14,295
Severance related to the departure of a company officer	—	—	—	66,347
AFFO attributable to common stockholders	$605,919	$337,528	$2,281,060	$1,633,907

Earnings per share attributable to common stockholders - basic	$0.01	$(0.00)	$0.08	$(0.02)
Earnings per share attributable to common stockholders - diluted	$0.01	$(0.00)	$0.08	$(0.02)
FFO per share - diluted	$0.05	$0.04	$0.26	$0.20
AFFO per share - diluted	$0.08	$0.04	$0.30	$0.21

Weighted average shares outstanding - basic (1)	7,626,856	7,619,469	7,622,287	7,619,469
Weighted average shares outstanding - diluted	7,626,856	7,619,469	7,624,122	7,619,469
(1)	For purposes of calculating FFO and AFFO per share, unvested restricted stock is not included.

Analysis of Global Self Storage Store Expansions

In addition to actively reviewing a number of store and portfolio acquisition candidates, we have been working to further develop and expand our current stores.

At our Merrillville, IN store in January 2018 we completed construction of an additional 13,300 leasable square feet of traditional drive-up storage units.

In 2019 the Company expects to break ground on the SSG Millbrook LLC expansion, which, when completed, will add approximately 16,500 of gross square feet of all-climate-controlled units. The planning for the

Millbrook, NY expansion is underway and the Company is actively evaluating proposals for its construction. We currently anticipate that construction will proceed and that construction will be completed approximately six to nine months after construction commencement. However, there is no guarantee that we will commence or complete this project in this timeframe or at all.

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains on the Company’s investment in marketable equity securities for the twelve months ended December 31, 2018 and December 31, 2017 were $15,517 and $78,140, respectively. In accordance with the adoption of ASU 2016-01, as of January 1, 2018, the Company recognizes changes in the fair value of its investments in equity securities with readily determinable fair values in net income. Previously, changes in fair value of the Company’s investments in equity securities were recognized in accumulated other comprehensive income on the Company’s consolidated balance sheets. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we plan to liquidate our investment in marketable equity securities and potentially realize gains or losses. As of December 31, 2018, our unrealized gain on marketable equity securities was $812,120. There were no realized gains or losses for the twelve months ended December 31, 2018 and December 31, 2017, respectively.

Distributions and Closing Market Prices

Distributions for the three months ended December 31, 2018 totaled $0.065 per share and for the twelve months ended December 31, 2018 totaled $0.26 per share. The Company’s closing market price as of December 31, 2018 was $3.92 and as of December 31, 2017 was $4.61. Past performance does not guarantee future results.

Recent U.S. Federal Income Tax Legislation

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1, the “TCJA”) was signed into law. The TCJA makes significant changes to U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Certain key provisions of the TCJA that could impact the Company and its stockholders, include the following:

•

Reduced Tax Rates. The highest individual U.S. federal income tax rate on ordinary income is reduced from 39.6% to 37% (through taxable years ending in 2025), and the maximum corporate income tax rate is reduced from 35% to 21%. In addition, individuals, trust, and estates that own the Company’s stock are permitted to deduct up to 20% of dividends received from the Company (other than dividends that are designated as capital gain dividends or qualified dividend income), generally resulting in an effective maximum U.S. federal income tax rate of 29.6% on such dividends (through taxable years ending in 2025). Furthermore, the amount that the Company is required to withhold on distributions to non-U.S. stockholders that are treated as attributable to gains from the Company’s sale or exchange of U.S. real property interests is reduced from 35% to 21%.

•

Net Operating Losses. The Company may not use net operating losses generated beginning in 2018 to offset more than 80% of the Company’s taxable income (prior to the application of the dividends paid deduction). Net operating losses generated beginning in 2018 can be carried forward indefinitely but can no longer be carried back.

•

Limitation on Interest Deductions. The amount of interest expense that certain taxpayers, including the Company and its TRSs, may deduct for a taxable year is limited to the sum of (i) the taxpayer’s business interest income for the taxable year, and (ii) 30% of the taxpayer’s “adjusted taxable income” for the taxable year. For taxable years beginning before January 1, 2022, adjusted taxable income means earnings before interest, taxes, depreciation, and amortization (“EBITDA”); for taxable years beginning on or after January 1, 2022, adjusted taxable income is limited to earnings before interest and taxes (“EBIT”). Taxpayers engaged in certain real estate businesses, including real estate rental, operation, and management, can generally elect to be treated as an “electing real property trade or business,” in which case the limitation described above generally will not apply. It is expected that the Company would be entitled to make this election. An electing real property trade or business is required to use the alternative depreciation system, which generally results in longer depreciation periods and therefore lower depreciation deductions for certain categories of tangible property.
•	Alternative Minimum Tax. The corporate alternative minimum tax is eliminated.
•

Income Accrual. The Company is required to recognize certain items of income for U.S. federal income tax purposes no later than the Company would report such items on its financial statements. This provision may override many of the U.S. federal income tax rules relating to the timing of income inclusions. The provision is generally effective with respect to taxable years beginning after December 31, 2017, but applies with respect to income from a debt instrument having “original issue discount” for U.S. federal income tax purposes only for taxable years beginning after December 31, 2018.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on this assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

Changes in Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information regarding our executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2018.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

Item 11.	Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and trustee independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

Item 14.	Principal Accounting Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

1. Financial Statements.

(1) and (2). All Financial Statements and Financial Statement Schedules filed as part of this Annual Report on 10-K are included in Part II, Item 8—”Financial Statements and Supplementary Data” of this Annual Report on 10-K and reference is made thereto.

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
10.9

Loan Agreement dated December 20, 2018 between certain subsidiaries of Global Self Storage, Inc. and TCF National Bank (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2018 and incorporated herein by reference)

X
10.10

Guaranty dated December 20, 2018 by Global Self Storage, Inc. in favor of TCF National Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2018 and incorporated herein by reference)

X

21.1	Subsidiaries of the Company		X

23.1	Consent of Tait, Weller & Baker LLP for Global Self Storage, Inc.		X

24.1	Powers of Attorney (included as part of the signature pages hereto)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

Exhibit Item	Number and Description	Incorporated by Reference	Filed Herewith

101.

The following materials from Global Self Storage, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, are formatted in XBRL (eXtensible Business Reporting Language): (1) consolidated balance sheets; (2) consolidated statements of operations; (3) consolidated statements of comprehensive income (loss); (4) consolidated statement of changes in equity; (5) consolidated statements of cash flows; (6) notes to consolidated financial statements; and (7) financial statement schedule III.

X

Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: April 1, 2019	/s/ Mark C. Winmill
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

Date: April 1, 2019	/s/ Mark C. Winmill
By: Mark C. Winmill
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: April 1, 2019	/s/ Thomas O’Malley
By: Thomas O’Malley
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 1, 2019	/s/ Thomas B. Winmill
By: Thomas B. Winmill
Director

Date: April 1, 2019	/s/ Russell E. Burke III
By: Russell E. Burke III
Director

Date: April 1, 2019	/s/ George B. Langa
By: George B. Langa
Director

Date: April 1, 2019	/s/ William C. Zachary
By: William C. Zachary
Director

Global Self Storage, Inc.

Financial Statements`

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Global Self Storage, Inc.

New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Self Storage, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and financial statement Schedule III (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.  We have served as the Company’s auditor since 1974.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania

April 1, 2019

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
Assets
Real estate assets, net	$53,811,737	$55,045,563
Cash and cash equivalents	1,526,203	2,147,460
Restricted cash	186,063	108,955
Investments in securities	1,567,607	1,552,090
Accounts receivable	67,604	103,289
Prepaid expenses and other assets	263,767	221,830
Line of credit issuance costs	471,196	—
Goodwill	694,121	694,121
Total assets	$58,588,298	$59,873,308
Liabilities and equity
Note payable	$19,269,250	$19,417,405
Accounts payable and accrued expenses	2,113,172	1,954,919
Total liabilities	21,382,422	21,372,324
Commitments and contingencies
Equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized, 7,692,624 and 7,619,469 issued and outstanding at December 31, 2018 and 2017, respectively	76,926	76,195
Additional paid in capital	33,961,903	33,881,863
Accumulated comprehensive income	—	796,603
Retained earnings	3,167,047	3,746,323
Total equity	37,205,876	38,500,984
Total liabilities and equity	$58,588,298	$59,873,308

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Revenues
Rental income	$7,850,870	$7,238,819
Other property related income	260,109	233,974

Total revenues	8,110,979	7,472,793

Expenses
Property operations	3,262,603	3,153,887
General and administrative	1,826,446	1,927,585
Depreciation and amortization	1,398,358	1,699,555
Business development	198,000	14,295

Total expenses	6,685,407	6,795,322

Operating income	1,425,572	677,471

Other income (expense)
Dividend and interest income	76,296	57,073
Unrealized gain on marketable equity securities	15,517	—
Interest expense	(897,937)	(880,834)

Total other income (expense), net	(806,124)	(823,761)

Net income (loss)	$619,448	$(146,290)
Earnings per share
Basic	$0.08	$(0.02)
Diluted	$0.08	$(0.02)
Weighted average shares outstanding
Basic	7,622,287	7,619,469
Diluted	7,624,122	7,619,469

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Net income (loss)	$619,448	$(146,290)
Other comprehensive income
Unrealized gain on investment securities available-for-sale	—	78,140
Comprehensive income (loss)	$619,448	$(68,150)

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated Other		Total
	Common Stock		Paid in	Comprehensive	Retained	Stockholders’
	Shares	Par Value	Capital	Income	Earnings	Equity
Balance at December 31, 2016	7,619,469	$76,195	$33,881,863	$718,463	$5,873,675	$40,550,196
Net loss	—	$—	$—	$—	$(146,290)	(146,290)
Unrealized gain on available-for-sale securities	—	—	—	78,140	—	78,140
Dividends	—	—	—	—	(1,981,062)	(1,981,062)
Balance at December 31, 2017	7,619,469	$76,195	$33,881,863	$796,603	$3,746,323	$38,500,984
Adjustment from financial instruments update ASU 2016-01 (Note 2)	—	—	—	(796,603)	796,603	—
Net income	—	—	—	—	$619,448	619,448
Restricted stock grants issued	73,155	731	(731)	—	—	—
Compensation related to stock-based awards	—	—	80,771	—	—	80,771
Dividends	—	—	—	—	(1,995,327)	(1,995,327)
Balance at December 31, 2018	7,692,624	$76,926	$33,961,903	$-	$3,167,047	$37,205,876

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Cash flows from operating activities
Net income (loss)	$619,448	$(146,290)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,398,358	1,699,555
Unrealized gain on marketable equity securities	(15,517)	—
Amortization of loan procurement costs	49,118	42,434
Compensation expense related to stock-based awards	80,771	—
Changes in operating assets and liabilities:
Accounts receivable	35,685	54,318
Prepaid expenses and other assets	(41,937)	43,215
Accounts payable and accrued expenses	155,323	231,461
Net cash provided by operating activities	2,281,249	1,924,693
Cash flows from investing activities
Construction	(70,703)	(393,832)
Improvements and equipment additions	(93,829)	(259,078)
Net cash used in investing activities	(164,532)	(652,910)
Cash flows from financing activities
Line of credit issuance costs	(477,981)	—
Principal payments on note payable	(190,488)	—
Dividends paid	(1,992,397)	(1,981,062)
Net cash used in financing activities	(2,660,866)	(1,981,062)
Net decrease in cash and cash equivalents	(544,149)	(709,279)
Cash, cash equivalents, and restricted cash, beginning of period	2,256,415	2,965,694
Cash, cash equivalents, and restricted cash, end of period	$1,712,266	$2,256,415
Supplemental schedule of cash flow information
Interest paid	$837,074	$838,400

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

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “IRC”). To the extent the Company continues to qualify as a REIT, it will not generally be subject to U.S. federal income tax, with certain limited exceptions, on its taxable income that is distributed to its stockholders.

The Company invests in self storage properties by acquiring stores through its wholly owned subsidiaries. At December 31, 2018, the Company owned and operated 11 stores. The Company operates primarily in one segment: rental operations.

Disclosure of the square footage of the self storage properties is unaudited and outside the scope of our independent registered public accounting firm’s audit of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Upon deregistration as an investment company, the Company’s status changed to an operating company from an investment company since it no longer met the assessment of an investment company under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946 (“ASC 946”). The Company discontinued applying the guidance in ASC 946 and began to account for the change in status prospectively by accounting for its investments in accordance with other U.S. generally accepted accounting principles (“GAAP”) topics as of the date of the change in status.

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

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2016-18: Statement of Cash Flows (Topic 230) – Restricted Cash, which requires restricted cash to be included with cash and cash equivalents as part of the reconciliation of beginning and end of period balances within the consolidated statements of cash flows. As a result of adopting the new guidance, $108,955 of restricted cash, which was previously included as operating cash outflows and investing cash inflows within the consolidated statements of cash flows for the year ended December 31, 2017 has been removed and is now included in the cash, cash equivalents, and restricted cash line items at the beginning and the end of the period.

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

The Company has elected to treat its corporate subsidiary, SSG TRS LLC, as a taxable REIT subsidiary (“TRS”). In general, the Company’s TRS may perform additional services for tenants and may engage in any real estate or non-real estate related business. A TRS is subject to federal corporate income tax.

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

Real Estate Assets

Real estate assets are carried at the appreciated value as of January 19, 2016, the effective date of the change in status to an operating company, less accumulated depreciation from that date. Purchases subsequent to the effective date of the change in status are carried at cost, less accumulated depreciation and impairment losses. Direct and allowable internal costs associated with the development, construction, renovation, and improvement of real estate assets are capitalized. Property taxes and other costs associated with development incurred during the construction period are capitalized. The construction period begins when expenditures for the real estate assets have been made and activities that are necessary to prepare the asset for its intended use are in progress. The construction period ends when the asset is substantially complete and ready for its intended use.

Acquisition costs are accounted for in accordance with Accounting Standard Update ("ASU") No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business, which was adopted on January I, 2018 (see section entitled Recent Accounting Pronouncements") and are generally capitalized. When stores are acquired, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Allocations to land, building and improvements, and equipment are recorded based upon their respective fair values as estimated by management.

In allocating the purchase price for an acquisition, the Company determines whether the acquisition includes intangible assets or liabilities. The Company allocates a portion of the purchase price to an intangible asset attributed to the value of in-place leases. This intangible is generally amortized to expense over the expected remaining term of the respective leases. Substantially all of the leases in place at acquired stores are at market rates, as the majority of the leases are month-to-month contracts.

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

Derivative Financial Instruments

The Company carries all derivative financial instruments on the balance sheet at fair value. Fair value of derivatives is determined by reference to observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship. The Company’s use of derivative instruments has been limited to interest cap agreements. The fair values of derivative instruments are included in prepaid expenses and other assets in the accompanying balance sheets. For derivative instruments not designated as cash flow hedges, the unrealized gains and losses are included in interest expense in the accompanying statements of operations. For derivatives designated as cash flow hedges, the effective portion of the changes in the fair value of the derivatives is initially reported in accumulated other comprehensive income (loss) in the Company’s balance sheets and subsequently reclassified into earnings when the hedged transaction affects earnings. The valuation of interest rate cap agreements is determined using widely accepted valuation techniques. This analysis reflects the contractual terms of derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses primarily consist of property tax accruals, unearned rental income, and trade payables. At December 31, 2018 and 2017, accounts payable and accrued expenses included a $900,000 contingent payment in connection with the purchase of a property made in 2016.

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

Loan Procurement Costs

In accordance with ASU No. 2015-03, Loan procurement costs, net are presented as a direct deduction from the carrying amount of the related debt liability. Jf there is not an associated debt liability recorded on the consolidated balance sheets, the costs are recorded as an asset net of accumulated amortization. Loan procurement costs associated with the Company's revolving credit facility remain in Line of credit issuance costs, net of amortization on the Company's consolidated balance sheets. The costs are amortized over the estimated life of the related debt.

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

Recently Issued Accounting Standards

In May 2017, the FASB issued ASU 2017-09, Stock Compensation: Scope of Modification Accounting, to increase clarity and consistency of practice and reduce cost and complexity when modifying the terms of share-based awards. The Company prospectively adopted this guidance effective January 1, 2018, with no material impact on our financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard became effective on January 1, 2019. This standard will not have a material impact on operating results of financial condition, because all lease revenues are derived from month to month self storage leases and the Company does not incur a material amount of lease expense.

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

3. MARKETABLE EQUITY SECURITIES

Investments in securities as of December 31, 2018 and 2017 consisted of the following:

		Gross Unrealized
December 31, 2018	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$812,120	$—	$1,567,607
Total investment in marketable equity securities	$755,487	$812,120	$—	$1,567,607

		Gross Unrealized
December 31, 2017	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$718,463	$—	$1,473,950
Total investment in marketable equity securities	$755,487	$718,463	$—	$1,473,950

.

4. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows:

	December 31, 2018	December 31, 2017
Buildings, improvements, and equipment, at cost:
Beginning balance	$51,415,779	$51,156,701
Improvements and equipment additions	93,829	259,078
Newly developed facilities opened for operation	369,719	—
Ending balance	51,879,327	51,415,779
Land:
Beginning balance	5,493,814	5,493,814
Ending balance	5,493,814	5,493,814
Accumulated depreciation:
Beginning balance	(2,257,862)	(875,447)
Depreciation expense	(1,398,358)	(1,382,415)
Ending balance	(3,656,220)	(2,257,862)
Construction in progress:
Beginning balance	393,832	—
Current development	70,703	393,832
Newly developed facilities opened for operation	(369,719)	—
Ending balance	94,816	393,832
Total real estate assets	$53,811,737	$55,045,563

The Merrillville, IN expansion was completed in January 2018 and added 13,300 leasable square feet of traditional drive-up storage units. In 2019 the Company expects to break ground on the Millbrook, NY expansion, which, when completed, will add approximately 16,500 of gross square feet of all-climate-controlled units. The planning for the Millbrook, NY expansion is underway and the Company is actively evaluating proposals for its construction. As of December 31, 2018, development costs for these projects have been capitalized while the projects that are under construction and are reflected in real estate assets, net on the Company’s consolidated balance sheet.

5. FAIR VALUE MEASUREMENTS

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2018 and December 31, 2017:

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,567,607	$—	$—	$1,567,607
Interest rate cap	—	4,889	—	4,889
Total assets at fair value	$1,567,607	$4,889	$—	$1,572,496

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,552,090	$—	$—	$1,552,090
Total assets at fair value	$1,552,090	$—	$—	$1,552,090

There were no assets transferred from level 1 to level 2 as of December 31, 2018 or December 31, 2017. The Company did not have any assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of December 31, 2018 or December 31, 2017.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their respective carrying values as of December 31, 2018 and 2017, respectively. The aggregate carrying value of the Company’s debt was $18,877,333 and $18,970,317 as of December 31, 2018 and 2017, respectively.   These estimates were based on market interest rates for comparable obligations, general market conditions and maturity. The Company’s debt is classified as level 2 in the fair value hierarchy.

6. DERIVATIVES

The Company’s objective in using an interest rate derivative is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses an interest rate cap to manage interest rate risk. The Company carries the premium paid for the interest rate cap as an asset on the balance sheet at fair value. The change in the unrealized gain or loss of the premium is recorded as an increase or decrease to interest expense.

The following table summarizes the terms of the Company’s derivative financial instrument as of December 31, 2018:

	Notional Amount			Effective	Maturity
Product	December 31, 2018	December 31, 2017	Strike	Date	Date
Cap Agreement	$7,500,000	$—	3.50% - 4.00%	12/24/2018	12/20/2021

7. NOTE PAYABLE AND REVOLVING LINE OF CREDIT

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

The Loan Documents require the Secured Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Lender may accelerate amounts outstanding under the Loan Documents upon the occurrence of an Event of Default (as defined in the Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. As of December 31, 2018 and 2017, the Company was in compliance with these covenants.

The Company incurred loan procurement costs of $646,246 and such costs have been recorded net of the note payable on the consolidated balance sheet and are amortized as an adjustment to interest expense over the term of the loan.

As of December 31, 2018 and 2017 the carrying value of the Company’s note payable is summarized as follows:

Note Payable	December 31, 2018	December 31, 2017
Principal balance outstanding	$19,809,511	$20,000,000
Less: Loan procurement costs, net	(540,261)	(282,595)
Total note payable, net	$19,269,250	$19,717,405

As of December 31, 2018, the note payable was secured by certain of its self storage properties with an aggregate net book value of approximately $34.6 million. The note payable paid interest only from August 1, 2016 through June 30, 2018. The following table represents the future principal payment requirements on the note payable as of December 31, 2018:

2019	$511,098
2020	492,797
2021	513,857
2022	535,816
2023	558,714
2024 and thereafter	17,197,229
Total principal payments	19,809,511
Less: Loan procurement costs, net	(540,261)
Total note payable	$19,269,250

Revolving Line of Credit

On December 20, 2018, certain wholly owned subsidiaries (the “Subsidiaries”) of the Company entered into a revolving credit loan agreement (the “Agreement”) between the Subsidiaries and TCF National Bank (the “Lender”). Under the Agreement, the Subsidiaries are borrowing from the Lender in the principal amount of up to $10 million pursuant to a promissory note (the “Note”). The Note bears an interest rate equal to 3.00% over the One Month U.S. Dollar London Inter-Bank Offered Rate and is due to mature on December 20, 2021. The obligations under the Agreement are secured by certain real estate assets owned by the Subsidiaries.

The Company entered into a guaranty of payment on December 20, 2018 (the “Guaranty,” and together with the Agreement, the Note and related instruments, the “Revolver”) to guarantee the payment to Lender of certain obligations of the Subsidiaries under the Agreement.

The Revolver requires the Subsidiaries and the Company to comply with certain covenants, including, among others, customary financial covenants. The Lender may accelerate amounts outstanding under the Loan Documents upon the occurrence of an Event of Default (as defined in the Agreement) including, but not limited to, the failure to pay amounts due to the Lender or commencement of bankruptcy proceedings.

The Company incurred issuance costs of $477,981 and such costs are amortized as an adjustment to interest expense over the term of the loan. As of December 31, 2018, there were no outstanding borrowings under the Revolver.

8. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017
Net income (loss)	$619,448	$(146,290)
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	7,622,287	7,619,469
Net effect of dilutive unvested restricted stock awards included for treasury stock method	1,835	—
Average number of common shares outstanding - diluted	7,624,122	7,619,469
Earnings per common share
Basic	$0.08	$(0.02)
Diluted	$0.08	$(0.02)

Common stock dividends paid in cash totaled $1,995,327 ($0.26 per share) and $1,981,062 ($0.26 per share) for the years ended December 31, 2018 and 2017, respectively.

9. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and directors of Winmill & Co. Incorporated (“Winco”), Bexil, Tuxis, and their affiliates (collectively with the Company, the “Affiliates”). As of December 31, 2018, certain of the Affiliates owned approximately 5% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the

PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the IRC and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. Rent expense of concurrently used office space and overhead expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the IRC. The aggregate rent and overhead accrued and paid by the Company to Winco for the years ended December 31, 2018 and 2017 was $53,969 and $54,483, respectively. The Company had reimbursements payable to MMC and Winco for compensation and benefits and rent and overhead of $20,885 and $13,447 as of December 31, 2018 and 2017, respectively.

The Company currently reimburses monthly automobile expenses of $1,000 per month to its President, Mark C. Winmill. To the extent that the monthly payment under the Company’s automobile lease exceeds the current monthly reimbursement amount, Mr. Winmill voluntarily reimburses the Company for the excess amount. In this regard, Mr. Winmill has reimbursed the Company $3,228 and $3,228 for the years ended December 31, 2018 and 2017, respectively.

The Company leases office space to Tuxis under a rental agreement. The terms of occupancy are month to month and automatically renew unless terminated by either party on ten days’ written notice. The monthly rental charges is $667 per month due and payable on the first day of each month. The Company earned rental income of $8,004 and $8,004 for the years ended December 31, 2018 and 2017

10. CAPITAL STOCK

As of December 31, 2018, the Company was authorized to issue 450,000,000 shares of $0.01 par value common stock of which 7,692,624 had been issued and was outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, authorized, of which none has been issued.

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

On March 29, 2018, the Company approved restricted stock awards under the Plan to certain of its officers and employees in the aggregate amount of 73,155 shares, of which 15,025 shares are performance-based grants and 58,130 shares are time-based grants. The Company recorded $80,771 of expense in general and administrative expense in its statement of operations related to restricted stock awards granted to certain officers and employees for the year ended December 31, 2018. At December 31, 2018, there was $242,574 of total unrecognized compensation expense related to unvested restricted stock awards under the Plan. That cost is expected to be recognized over a weighted—average period of 3.1 years. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

Time-Based Restricted Stock Grants

These time-based grants vest solely based on continued employment, with 6.25% of the shares eligible to vest on each three- month anniversary of the grant date during the remaining four-year time vesting period. Time-based restricted stock cannot be transferred during the vesting period. Grants of time-based restricted stock entitle the holder to dividends paid by the Company on shares of its common stock.

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Stock	Fair Value
Unvested at December 31, 2017	—	$—
Granted	58,130	$4.42
Vested	(10,902)	$4.42
Unvested at December 31, 2018	47,228	$4.42

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

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-based Stock Grants	Stock	Fair Value
Unvested at December 31, 2017	—	$—
Granted	15,025	$4.42
Unvested at December 31, 2018	15,025	$4.42

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

The Company leases an automobile under a lease expiring on January 3, 2020. The future minimum lease payments under the lease is $15,288 for the year ending December 31, 2019.

Upon the satisfaction of certain conditions described in the 2016 Purchase Agreement with Tuxis, in connection with expanding the Company’s Millbrook, New York store, an additional $900,000 cash payment is due to Tuxis from the Company. On May 2, 2017, the Company received approval from the local municipality for the Millbrook expansion project and, upon commencement of construction, the additional cash payment is expected to be made by the Company to Tuxis. As of December 31, 2018, construction has not started, however, the Company has incurred development costs and is actively evaluating proposals for the construction of the expansion project.

13. SUBSEQUENT EVENTS

On March 27, 2019, the Company approved restricted share awards under the Plan to certain of its officers and employees in the aggregate amount of 28,755 shares, of which 15,025 shares are performance-based grants and the remainder of the shares are time-based grants. Mark Winmill, our Chief Executive Officer and President, received 8,025 shares. Thomas O’Malley, our Chief Financial Officer and Donald Klimoski II, our General Counsel, each received 3,500 shares. With respect to the grants made to Messrs. Winmill, O’Malley and Klimoski, 8,025 of the shares for Mr. Winmill and 3,500 of shares for each of Messrs. O’Malley and Klimoski vest based on continued employment and the achievement of certain AFFO and SSRG goals by the Company during 2019. Between 0% and 200% of these shares will be earned based on achievement of the AFFO and SSRG goals in 2019, and the shares which are earned will remain subject to quarterly vesting during the remaining four-year time vesting period. Dividends paid by the Company prior to the determination of how many shares are earned will be retained by the Company and released only with respect to earned shares. If a Change in Control (as defined in the Plan) occurs during 2019, the number of shares earned will equal the greater of the number of shares granted and the number of shares which would have been earned based on the AFFO and SSRG through the date of the Change in Control. If following a Change in Control, a grantee is terminated by the Company without Cause or by the grantee with Good Reason (as each is defined in the Plan), all unvested restricted shares will fully vest.

GLOBAL SELF STORAGE, INC.

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

December 31, 2018

			Initial cost			Gross Carrying Amount at December 31, 2018
Description	Square Footage		Land	Buildings & Improvements	Costs Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation
Clinton, CT (B)	30,338		$356,040	$3,108,285	$14,197	$356,040	$3,122,482	$3,478,522	$154,983
Bolingbrook, IL (A)	113,700		633,914	5,491,409	2,439,850	633,914	7,931,259	8,565,173	591,922
Dolton, IL (A)	86,590		614,413	5,227,313	9,611	614,413	5,236,924	5,851,337	419,280
McCordsville, IN (B)	81,646		770,000	6,776,000	46,578	770,000	6,822,578	7,592,578	385,529
Merrillville, IN (A)	80,270		597,229	5,104,011	464,324	597,229	5,568,335	6,165,564	418,979
Millbrook, NY (B)	12,676		423,960	2,900,895	36,213	423,960	2,937,108	3,361,068	135,170
Rochester, NY (A)	68,076		571,583	5,227,630	—	571,583	5,227,630	5,799,213	379,069
Lima, OH (B)	97,610		530,000	4,664,000	96,417	530,000	4,760,417	5,290,417	276,488
Sadsburyville, PA (A)	78,842		462,749	5,146,579	23,729	462,749	5,170,308	5,633,057	406,432
Summerville, SC (A)	72,700	(1)	345,160	2,989,159	5,475	345,160	2,994,634	3,339,794	221,342
Summerville, SC (A)	43,060	(2)	188,766	1,605,405	14,725	188,766	1,620,130	1,808,896	120,549
	765,508		$5,493,814	$48,240,686	$3,151,119	$5,493,814	$51,391,805	$56,885,619	$3,509,743

(A)	This property is part of the Loan Agreement with a balance of $19,809,511 as of December 31, 2018.
(B)	This property is part of the Revolver as of December 31, 2018
(1)	SSG Summerville I LLC.
(2)	SSG Summerville II LLC

Activity in storage properties during the years ended December 31, 2018 and 2017  is as follows:

	2018	2017
Storage properties *
Balance at beginning of period	$57,303,425	$56,650,515
Acquisitions and improvements	164,532	652,910
Balance at end of period	$57,467,957	$57,303,425

Accumulated depreciation
Balance at beginning of period	$(2,257,862)	$(875,447)
Depreciation expense	(1,398,358)	(1,382,415)
Balance at end of period	$(3,656,220)	$(2,257,862)
Storage properties, net	$53,811,737	$55,045,563

*	These amounts include equipment that is housed at the Company’s properties and construction in progress which is excluded from Schedule III above.