Form 10-Q
period 2019-03-31
Global Self Storage, Inc.
filed 2019-05-15
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 22, 2019, was 7,733,967.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, $0.01 par value per share	SELF	NASDAQ

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

All forward looking statements apply only as of the date made. Except as required by law, we undertake no obligation to publicly update or revise forward looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report.

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

•	risk of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with challenges to intercompany transactions with our taxable REIT subsidiaries;
•	changes in federal or state tax laws related to the taxation of REITs, which could impact our status as a REIT;
•	increases in taxes, fees and assessments from state and local jurisdictions;
•	security breaches or a failure of our networks, systems or technology could adversely impact our business, customer and employee relationships;
•	our ability to obtain and maintain financing arrangements on favorable terms;
•	market trends in our industry, interest rates, the debt and lending markets or the general economy;
•	the timing of acquisitions and our ability to execute on our acquisition pipeline;

•	general volatility of the securities markets in which we participate;
•	changes in the value of our assets;
•	changes in interest rates and the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•	our ability to continue to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;
•	availability of qualified personnel;
•	difficulties in raising capital at a reasonable cost;
•	fiscal policies or inaction at the U.S. federal government level, which may lead to federal government shutdowns or negative impacts on the U.S economy;
•	estimates relating to our ability to make distributions to our stockholders in the future; and
•	economic uncertainty due to the impact of terrorism or war.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Real estate assets, net	$53,489,884	$53,811,737
Cash and cash equivalents	1,475,505	1,526,203
Restricted cash	205,375	186,063
Investments in securities	1,722,056	1,567,607
Accounts receivable	91,340	67,604
Prepaid expenses and other assets	283,681	263,767
Line of credit issuance costs	431,365	471,196
Goodwill	694,121	694,121
Total assets	$58,393,327	$58,588,298
Liabilities and equity
Note payable	$19,163,819	$19,269,250
Accounts payable and accrued expenses	2,284,943	2,113,172
Total liabilities	21,448,762	21,382,422
Commitments and contingencies
Equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized, 7,733,967 and 7,692,624 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	77,340	76,926
Additional paid in capital	34,015,649	33,961,903
Retained earnings	2,851,576	3,167,047
Total equity	36,944,565	37,205,876
Total liabilities and equity	$58,393,327	$58,588,298

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenues
Rental income	$2,038,684	$1,902,101
Other property related income	67,827	59,784

Total revenues	2,106,511	1,961,885

Expenses
Property operations	913,349	849,693
General and administrative	555,928	465,423
Depreciation and amortization	351,644	348,873
Business development	8,250	—

Total expenses	1,829,171	1,663,989

Operating income	277,340	297,896

Other income (expense)
Dividend and interest income	17,200	23,346
Unrealized gain (loss) on marketable equity securities	154,449	(41,907)
Interest expense	(261,166)	(220,209)

Total other income (expense), net	(89,517)	(238,770)

Net income	$187,823	$59,126
Earnings per share
Basic	$0.02	$0.01
Diluted	$0.02	$0.01
Weighted average shares outstanding
Basic	7,630,722	7,619,469
Diluted	7,637,733	7,619,489

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net income	$187,823	$59,126
Other comprehensive gain (loss)	—	—
Comprehensive gain (loss)	$187,823	$59,126

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

					Total
	Common Stock		Paid in	Retained	Stockholders'
	Shares	Par Value	Capital	Earnings	Equity
Balances at December 31, 2018	7,692,624	$76,926	$33,961,903	$3,167,047	$37,205,876
Restricted stock grants issued	41,343	414	(414)	—	—
Compensation expense related to stock-based awards	—	—	54,160	—	54,160
Net income	—	—	—	187,823	187,823
Dividends	—	—	—	(503,294)	(503,294)
Balances at March 31, 2019	7,733,967	$77,340	$34,015,649	$2,851,576	$36,944,565

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$187,823	$59,126
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	351,644	348,873
Unrealized (gain) loss on marketable equity securities	(154,449)	41,907
Amortization of loan procurement costs	50,298	10,609
Compensation expense related to stock-based awards	54,160	884
Changes in operating assets and liabilities:
Accounts receivable	(23,736)	22,104
Prepaid expenses and other assets	(19,914)	(41,544)
Accounts payable and accrued expenses	167,521	125,650
Net cash provided by operating activities	613,347	567,609
Cash flows from investing activities
Construction	(22,401)	(28,008)
Improvements and equipment additions	(7,390)	(24,171)
Net cash used in investing activities	(29,791)	(52,179)
Cash flows from financing activities
Principal payments on note payable	(115,898)	—
Dividends paid	(499,044)	(495,266)
Net cash used in financing activities	(614,942)	(495,266)
Net (decrease) increase in cash and cash equivalents	(31,386)	20,164
Cash, cash equivalents, and restricted cash, beginning of period	1,712,266	2,256,415
Cash, cash equivalents, and restricted cash, end of period	$1,680,880	$2,276,579
Supplemental schedule of cash flow information
Interest paid	$207,200	$209,600

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

The Company invests in self storage properties by acquiring stores through its wholly owned subsidiaries. At March 31, 2019, the Company owned and operated eleven stores. The Company operates primarily in one segment:  rental operations.

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

The accompanying unaudited consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with GAAP for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The consolidated balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses generally consist of property tax accruals, unearned rental income, and trade payables. At March 31, 2019 and December 31, 2018, accounts payable and accrued expenses included a $900,000 contingent payment in connection with the purchase of a property made in 2016.

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

Recently Issued Accounting Standards

In August 2017, the FASB issued ASU No. 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities.  The standard became effective on January 1, 2019.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

3. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities as of March 31, 2019 consisted of the following:

		Gross Unrealized
	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$966,569	$—	$1,722,056

Total investment in marketable equity securities	$755,487	$966,569	$—	$1,722,056

4. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows:

Self storage properties, at cost:
Beginning balance	$51,879,327
Improvements and equipment additions	7,390
Ending balance	51,886,717

Land
Beginning balance	5,493,814
Ending balance	5,493,814

Accumulated depreciation:
Beginning balance	(3,656,220)
Depreciation expense	(351,644)
Ending balance	(4,007,864)

Construction in progress:
Beginning balance	94,816
Current development	22,401
Ending balance	117,217

Total real estate assets at March 31, 2019	$53,489,884

The Company expects to break ground and begin construction on the Millbrook, NY expansion in the second quarter of 2019, which, when completed, will add approximately 16,500 of gross square feet of all-climate-controlled units. As of March 31, 2019, development costs for this project has been capitalized and are reflected in real estate assets, net on the Company’s consolidated balance sheet.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2019:

	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,722,056	$—	$—	$1,722,056
Total assets at fair value	$1,722,056	$—	$—	$1,722,056

There were no assets transferred from level 1 to level 2 as of March 31, 2019. The Company did not have any assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of March 31, 2019.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their respective carrying values as of March 31, 2019. The aggregate carrying value of the Company’s debt was $19,654,710 as of March 31, 2019. The estimated fair value of the Company’s debt was approximately $19.0 million as of March 31, 2019. This estimate was based on market interest rates for comparable obligations, general market conditions, and maturity. The Company’s debt is classified as level 2 of the fair value hierarchy.

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

The following table summarizes the terms of the Company’s derivative financial instrument as of March 31, 2019:

	Notional Amount			Effective	Maturity
Product	March 31, 2019	December 31, 2018	Strike	Date	Date
Cap Agreement	$7,500,000	$7,500,000	3.50% - 4.00%	12/24/2018	12/20/2021

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

As of March 31, 2019, the Company’s note payable is summarized as follows:

Note Payable	Carrying Value
Principal balance outstanding	$19,693,614
Less: Loan procurement costs, net	(529,795)
Total note payable, net	$19,163,819

As of March 31, 2019, the note payable was secured by certain of its stores with an aggregate net book value of approximately $34.3 million.  The following table represents the future principal payment requirements on the note payable as of March 31, 2019:

2019	$395,201
2020	492,797
2021	513,857
2022	535,816
2023	558,714
2024 and thereafter	17,197,229
Total principal payments	19,693,614
Less: Loan procurement costs, net	(529,795)
Total note payable	$19,163,819

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

The Company incurred issuance costs of $477,981 and such costs are amortized as an adjustment to interest expense over the term of the loan. As of March 31, 2019, there were no outstanding borrowings under the Revolver.

8. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2019	2018
Net income	$187,823	$59,126
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	7,630,722	7,619,469
Net effect of dilutive unvested restricted stock awards included for treasury stock method	7,011	20
Average number of common shares outstanding - diluted	7,637,733	7,619,489
Earnings per common share
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Common stock dividends totaled $503,294 ($0.065 per share) and $495,266 ($0.065 per share) for the three months ended March 31, 2019 and 2018, respectively.   The classification of these dividends for federal income tax purposes is expected to be determined after the Company’s fiscal year ending December 31, 2019.

9. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation (“Tuxis”), and their affiliates (collectively with the Company, the “Affiliates”). As of March 31, 2019, certain of the Affiliates owned approximately 6.9% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the IRC and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. Rent expense of concurrently used office space and overhead expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the IRC. The aggregate rent and overhead accrued and paid by the Company to Winco for the three months ended March 31, 2019 was $19,338. As of March 31, 2019, the Company had reimbursements payable to MMC and Winco for compensation and benefits and rent and overhead of $22,689.

The Company currently reimburses monthly automobile expenses of $1,000 per month to its President, Mark C. Winmill. To the extent that the monthly payment under the Company’s automobile lease exceeds the current monthly reimbursement amount, Mr. Winmill voluntarily reimburses the Company for the excess amount. In this regard, Mr. Winmill has reimbursed the Company $3,228 for the automobile payments paid and due in 2019.

The Company leases office space to Tuxis under a rental agreement. The terms of occupancy are month to month and automatically renew unless terminated by either party on ten days’ written notice. The monthly rental charge is $667 per month, due and payable on the first day of each month. For the three months ended March 31, 2019, the total rent paid by Tuxis to the Company was $2,001.

10. CAPITAL STOCK

As of March 31, 2019, the Company was authorized to issue 450,000,000 shares of $0.01 par value common stock of which 7,733,967 had been issued and was outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, authorized, of which none has been issued.

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

On March 27, 2019, the Company approved restricted stock awards under the Plan to certain of its officers and employees in the aggregate amount of 28,755 shares, of which 15,025 shares are performance-based grants and 13,730 shares are time-based grants. The Company recorded $54,160 of expense in general and administrative expense in its statement of operations related to restricted stock awards granted to certain officers and employees for the three months ended March 31, 2019. At March 31, 2019, there was $357,923 of total unrecognized compensation expense related to unvested restricted stock awards under the Plan. That cost is expected to be recognized over a weighted—average period of 3.24 years. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

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

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Stock	Fair Value
Unvested at December 31, 2018	47,228	$4.42
Granted	13,730	$3.94
Vested	(3,633)	$4.42
Unvested at March 31, 2019	57,325	$4.31

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

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-based Stock Grants	Stock	Fair Value
Unvested at December 31, 2018	15,025	$4.42
Granted	27,613	$4.16
Vested	(6,907)	$4.42
Unvested at March 31, 2019	35,731	$4.22

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

The Company expects to break ground and begin construction on the Millbrook, NY expansion in the second quarter of 2019, which, when completed, will add approximately 16,500 of gross square feet of all-climate-controlled units. Under the terms of the 2016 Purchase Agreement with Tuxis, an additional $900,000 cash payment is due to Tuxis from the Company upon breaking ground and beginning construction.

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

As of March 31, 2019, we had capital resources totaling approximately $3.2 million, comprised of $1.5 million of cash and cash equivalents and $1.7 million of marketable securities. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores.

We have been actively reviewing a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not make any acquisitions in the three months ended March 31, 2019.  We may pursue third-party management opportunities, which may include managing properties owned by certain Affiliates for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities.

Results of Operations for the Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Revenues

Total revenues increased from $1,961,885 during the three months ended March 31, 2018 to $2,106,511 during the three months ended March 31, 2019, an increase of $144,626, or 7.4%. Rental income increased from $1,902,101 during the three months ended March 31, 2018 to $2,038,684 during the three months ended March 31, 2019, an increase of $136,583, or 7.2%. The increase was primarily attributable to the additional income from the Merrillville expansion and increases in rental and occupancy rates across almost all of our stores.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $59,784 during the three months ended March 31, 2018 to $67,827 during the three months ended March 31, 2019, an increase of $8,043, or 13.5%. This increase was primarily attributable to increased insurance participation and higher average occupancy.

Operating Expenses

Total operating expenses increased from $1,663,989 during the three months ended March 31, 2018 to $1,829,171 during the three months ended March 31, 2019, an increase of $165,182, or 9.9%. Store operating expenses increased from $849,693 during the three months ended March 31, 2018 to $913,349 during the three months ended March 31, 2019, an increase of $63,656, or 7.5%, which was primarily attributable to the increased expenses associated with increased property tax expenses.

Depreciation and amortization increased from $348,873 during the three months ended March 31, 2018 to $351,644 during the three months ended March 31, 2019, an increase of $2,771, or 0.8%.

General and administrative expenses increased from $465,423 during the three months ended March 31, 2018 to $555,928 during the three months ended March 31, 2019, an increase of $90,505, or 19.4%. The increase in the general and administrative expenses during the three months ended March 31, 2019 are primarily attributable to increased employee compensation expenses, including stock-based compensation and a provision for taxes in our taxable REIT subsidiary. The stock-based compensation expense for the three months ended March 31, 2019 was $53,000 and included $32,000 for the cumulative vesting of 25% of performance shares awarded in 2018. Beginning with the second quarter of 2019, the vesting of performance shares awarded in 2018 will vest 6.25% per quarter.

Business development, capital raising, store acquisition, and third-party management marketing expenses increased from $0 during the three months ended March 31, 2018 to $8,250 during the three months ended March 31, 2019. The increase is primarily attributable to the recording of expenses related to third-party management marketing expenses. Business development costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

Operating income decreased from $297,896 during the three months ended March 31, 2018 to $277,340 during the three months ended March 31, 2019, a decrease of $20,556, or 6.9%.

Other income (expense)

Interest expense on loans increased from $220,209 during the three months ended March 31, 2018 to $261,166 during the three months ended March 31, 2019. This increase was solely attributable to the amortization of credit revolver issuance costs over the course of its three-year term. The cash payments for the $20 million loan remain the same every month until June 2036.

Dividend, interest, and other income was $23,346 during the three months ended March 31, 2018 and $17,200 during the three months ended March 31, 2019. The decrease was primarily attributable to a nonrecurring receipt in 2018 of $6,396 relating to a class action claim originating prior to the Company deregistering as an investment company.

Unrealized gain on marketable equity securities was $154,449 during the three months ended March 31, 2019 and the unrealized loss on marketable equity securities was $41,907 during three months ended March 31, 2018.

Net income (loss)

For the three months ended March 31, 2018, net income was $59,126, or $0.01 per fully diluted share. For the three months ended March 31, 2019, net income was $187,823, or $0.02 per fully diluted share.

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

Adjusted FFO (“AFFO”) represents FFO excluding the effects of business development, capital raising, store acquisition, and third-party management marketing expenses and non-recurring items, which we believe are not indicative of the Company’s operating results. We present AFFO because we believe it is a helpful measure in understanding our results of operations insofar as we believe that the items noted above that are included in FFO, but excluded from AFFO, are not indicative of our ongoing operating results. We also believe that the investment community considers our AFFO (or similar measures using different terminology) when evaluating us. Because other REITs or real estate companies may not compute AFFO in the same manner as we do, and may use different terminology, our computation of AFFO may not be comparable to AFFO reported by other REITs or real estate companies.

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

Self Storage Portfolio

The following discussion and analysis of our same-store self storage operations are presented on a comparative basis for the three months ended March 31, 2019.

GLOBAL SELF STORAGE STORES

		Year Store	Number	Net Leasable	March 31, 2019 Square Foot	March 31, 2018 Square Foot
Property	Address	Opened / Acquired	of Units	Square Feet	Occupancy %	Occupancy %
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	796	113,700	91.9%	93.2%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,408	93.6%	84.3%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	94.4%	93.1%
SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	408	81,646	96.2%	95.3%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	728	98,030	94.9%	95.9%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	566	80,270	91.8%	88.7%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	140	12,676	97.9%	98.5%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	639	68,086	92.8%	97.0%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	694	78,842	89.5%	90.4%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	557	72,700	89.4%	90.7%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	249	43,060	93.6%	84.5%
TOTAL/AVERAGE SAME-STORES			5,611	766,008	92.9%	92.4%

TOTAL/AVERAGE ALL STORES			5,611	766,008	92.9%	92.4%

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

Self Storage Operations

At March 31, 2019, we owned eleven same-store properties and no non same-store properties.

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions, or new ground-up developments. At March 31, 2019, we owned eleven same-store properties and no non same-store properties. The Company believes that, by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, and NOI, stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions, or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy at March 31, 2019 increased by 0.5% to 92.9% from 92.4% at March 31, 2018. This includes the impact from the Merrillville, IN expansion project completed in January 2018.

We grew our top-line results by increasing same-store revenues by 7.4% for the three months ended March 31, 2019, versus the same period in 2018. Same-store cost of operations increased by 7.9% for the three months ended March 31, 2019, versus the same period in 2018. Same-store NOI increased by 7.0% for the three months ended March 31, 2019, versus the same period in 2018. The increase in same-store NOI was due primarily to an increase in rental and occupancy rates and the successful lease-up of our Merrillville store expansion.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped our same-store overall average occupancy maintain at or around 93% as of March 31, 2019. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty, resulting in strong referral and word-of-mouth market demand for our storage units and services. Another contributing factor to our results was our competitor move-in rate metrics analysis which employs internet data scraping and other methods to help keep our storage unit move-in rates “in the market,” and our revenue rate management program which helped increase existing tenant rates while maintaining or building store occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months Ended March 31,	2019	2018	Variance	% Change
Revenues	$2,106,511	$1,961,805	$144,706	7.4%
Cost of operations	$913,349	$846,838	$66,511	7.9%
Net operating income	$1,193,162	$1,114,967	$78,195	7.0%
Depreciation and amortization	$300,502	$297,731	$2,771	0.9%
Net leasable square footage at period end*	766,008	762,592	3,416	0.4%
Net leased square footage at period end	711,517	704,269	7,248	1.0%
Overall square foot occupancy at period end	92.9%	92.4%	0.5%	0.5%
Total annualized revenue per leased square foot	$11.84	$11.14	$0.70	6.3%
Total available leasable storage units*	5,611	5,595	16	0.3%
Number of leased storage units	5,106	5,066	40	0.8%

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

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018
Net income	$187,823	$59,126
Adjustments:
General and administrative	555,928	465,423
Depreciation and amortization	351,644	348,873
Business development	8,250	—
Dividend, interest, and other income	(17,200)	(23,346)
Unrealized (gain) loss on marketable equity securities	(154,449)	41,907
Interest expense	261,166	220,209
Other real estate expenses	—	2,775
Total same-store net operating income	$1,193,162	$1,114,967

	For the Three Months Ended March 31,
	2019	2018
Same-store revenues	$2,106,511	$1,961,805
Same-store cost of operations	913,349	846,838
Total same-store net operating income	$1,193,162	$1,114,967

Analysis of Same-Store Revenue

For the three months ended March 31, 2019, same-store revenue increased 7.4%, or $144,706, which was attributable to, among other things, additional income from rental income growth and increased insurance participation. The increase in net leased square footage was due primarily to a successful lease-up of our Merrillville store expansion, Same-store average overall square foot occupancy for all of the Company’s stores combined increased to 92.9% at March 31, 2019, up from 92.4% at March 31, 2018.

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

We currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases in the remainder of 2019 to be slightly less than the prior year.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of March 31, 2019, our average tenant duration of stay was approximately 3.0 years, up from approximately 2.9 years as of March 31, 2018.

Analysis of Same-Store Cost of Operations

For the three months ended March 31, 2019, same-store cost of operations increased 7.9%, or $66,511, compared to the same period in 2018. This increase in same-store cost of operations was due primarily to increased store level employment costs and increased property taxes, which were partially offset by reduced and administrative expenses and advertising and marketing costs.

On-site store manager, regional manager, and district manager payroll expense increased 9.7%, or $24,163, for the three months ended March 31, 2019 versus the same period in 2018. This increase was due primarily to wage increases, and higher administration expenses. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores.

Store property tax expense increased 22.9%, or $59,639, versus the same period in 2018, primarily due to (i) an adjustment to property tax expenses estimated in 2018 as payable during 2019, to match actual property tax expenses billed as payable during 2019, (ii) higher assessed values, and (iii) the loss of our Class 8 tax incentive and subsequent property tax increase at SSG Dolton LLC. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail. When compared to store property tax expense for the three months ended March 31, 2019, we currently expect store property tax expense to remain consistent for the remainder of 2019.

Repairs and maintenance expense increased 4.1%, or $983, versus the same period in 2018.  These expenses were generally consistent year-over-year.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utilities expense increased 1.0%, or $769, versus the same period in 2018, primarily due to similar energy usage during 2019’s winter compared to 2018’s winter in most of our stores’ areas. This modest increase was partially offset by the benefit of lower electricity usage due to our LED light replacement program. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in slightly higher net utility costs in the remainder of 2019.

Landscaping expenses, which include snow removal costs, decreased 11.2%, or $6,331, versus the same period in 2018, primarily due to lower snow removal costs. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in the remainder of 2019, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 6.4%, or $3,763, versus the same period in 2018, primarily due to decreased marketing costs and internet advertising expenses. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a nominal rate in the remainder of 2019.

Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. General expenses decreased 0.6%, or $371, in the three months ended March 31, 2019 as compared to the same period in 2018, primarily due to decreased expenses for telephone and internet related services. Administrative expenses decreased 6.1%, or $12,806, in the three months ended March 31, 2019 as compared to the same period in 2018. We experienced a decrease in administrative expenses due primarily to lower landscaping expense and our successful efforts to obtain more competitive credit card fee pricing. We currently expect moderate increases in direct store costs during the remainder of 2019.

Depreciation and amortization increased 0.9%, or $2,771, for the three months ended March 31, 2019, versus the same period in 2018.

Property Tax Expenses at Dolton, IL

Late in the third quarter of 2017, our Dolton, IL property was reassessed by the municipality and separately, our Class 8 tax incentive renewal hearing was held. As a result of those two events, our Dolton, IL property was reassessed at approximately 52% higher and the Class 8 tax incentive was not renewed. These events were applied retroactively to take effect on January 1, 2017. The Class 8 tax incentive phases out over the years 2017, 2018 and 2019, and during 2019 we currently expect the property tax expenses at our Dolton, IL property to increase by approximately 25% as compared to 2018. Both the property tax reassessment and our Class 8 tax incentive renewal status is currently under appeal. However, there is no guarantee that either the assessment will be reduced or our Class 8 tax incentive status will be reinstated.

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

Three Months Ended March 31,	2019	2018	Variance	% Change
General and administrative	$555,928	$465,423	$90,505	19.4%

General and administrative expenses increased 19.4%, or $90,505, for the three months ended March 31, 2019, versus the same period in 2018. The increase in the general and administrative expenses during the three months ended March 31, 2019 are primarily attributable to increased employee compensation expenses, including stock-based compensation and a provision for taxes in our taxable REIT subsidiary. The stock-based compensation expense for the three months ended March 31, 2019 was $53,000 and included $32,000 for the cumulative vesting of 25% of performance shares awarded in 2018. Beginning with the second quarter of 2019, the vesting of performance shares awarded in 2018 will vest 6.25% per quarter.

Analysis of Business Development, Capital Raising, Store Acquisition, and Third-Party Management Marketing Expenses

Business development, capital raising, store acquisition, and third-party management marketing expenses increased $8,250 to $8,250 from $0 for the three months ended March 31, 2019, versus the same period in 2018. These costs primarily consist of consulting costs in connection with business development, capital raising, and future potential store acquisitions, and third-party management marketing expenses. The increase is primarily attributable to the recording of expenses related to third-party management marketing expenses. The majority of these expenses are non-recurring and may fluctuate based on periodic business development and acquisition activities.

Analysis of Loan Interest and Amortization Expenses

Loan interest expense relating to the aforementioned $20 million loan and credit revolver increased 18.6% or $40,957 for the three months ended March 31, 2019 versus the same period in 2018. This increase was solely attributable to the amortization of credit revolver issuance costs over the course of its three-year term. The cash payments for the $20 million loan remain the same every month until June 2036.

Analysis of Global Self Storage FFO and AFFO

The following tables present reconciliation and computation of net income to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share:

	For the Three Months Ended March 31,
	2019	2018
Net income	$187,823	$59,126
Eliminate items excluded from FFO:
Unrealized (gain) loss on marketable equity securities	(154,449)	41,907
Depreciation and amortization	351,644	348,873
FFO attributable to common stockholders	385,018	449,906
Adjustments:
Compensation expense related to stock-based awards	54,160	884.00
Business Development, Capital Raising, Store Acquisition, and Third-Party Management Marketing Expenses	8,250	—
AFFO attributable to common stockholders	$447,428	$450,790

Earnings per share attributable to common stockholders - basic	$0.02	$0.01
Earnings per share attributable to common stockholders - diluted	$0.02	$0.01
FFO per share - diluted	$0.05	$0.06
AFFO per share - diluted	$0.06	$0.06

Weighted average shares outstanding - basic (1)	7,630,722	7,619,469
Weighted average shares outstanding - diluted	7,637,733	7,619,489

(1)	For purposes of calculating FFO and AFFO per share, unvested restricted stock is not included.

Analysis of Global Self Storage Store Expansions and Redevelopment Operations

In addition to actively reviewing a number of store and portfolio acquisition opportunities, we have been working to further develop and expand our current stores.

  At our Merrillville, IN store in January 2018, all site work, construction, and final inspections and approvals of the expansion project in Merrillville, IN were completed. This expansion has added three new traditional drive-up storage unit buildings totaling 13,300 leasable square feet. The project cost approximately $400,000, which equates to $30 per square foot. After the construction was completed, taking into account the additional leasable square feet, total entire store occupancy dropped from 92.6% to 78.1%. As of March 31, 2019, 93.6%, or 12,450 square feet, of the three-building expansion leasable square feet had been leased and total entire store occupancy as of March 31, 2019 was 91.8%.

The Company expects to break ground and begin construction on the Millbrook, NY expansion in the second quarter of 2019, which, when completed, will add approximately 16,500 of gross square feet of all-climate-controlled units. We currently anticipate that the construction project will proceed accordingly, with construction completion approximately six to nine months from project commencement. However, there is no guarantee that we will commence or complete this project in this timeframe or at all.

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains and losses on the Company’s investment in marketable equity securities for the three months ended March 31, 2019 and 2018 were a gain of $154,449 and loss of $41,907, respectively. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we may liquidate our investment in marketable equity securities and potentially realize gains or losses. As of March 31, 2019, our unrealized gain on marketable equity securities was $966,569. There were no realized gains or losses for the three months ended March 31, 2019.

Distributions and Closing Market Prices

Distributions for the three months ended March 31, 2019 and 2018 each totaled $0.065 per share, respectively. The Company’s closing market price as of March 31, 2019 and March 31, 2018 were $3.86 and $4.42, respectively. Past performance does not guarantee future results.

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

The risk factors that affect our business and financial results are discussed in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended December 31, 2018. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results.

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

101. The following materials from Global Self Storage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Financial Statements.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: May 15, 2019	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: May 15, 2019	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)