Form 10-Q
period 2019-06-30
Global Self Storage, Inc.
filed 2019-08-14
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2019, was 7,729,006.

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

•	risk of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with challenges to intercompany transactions with our taxable REIT subsidiaries;
•	changes in federal or state tax laws related to the taxation of REITs, which could impact our status as a REIT;
•	increases in taxes, fees and assessments from state and local jurisdictions;
•	security breaches or a failure of our networks, systems or technology could adversely impact our business, customer and employee relationships;
•	our ability to obtain and maintain financing arrangements on favorable terms;
•	market trends in our industry, interest rates, the debt and lending markets or the general economy;
•	the timing of acquisitions and our ability to execute on our acquisition pipeline;

•	general volatility of the securities markets in which we participate;
•	changes in the value of our assets;
•	changes in interest rates and the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•	our ability to continue to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;
•	availability of qualified personnel;
•	difficulties in raising capital at a reasonable cost;
•	fiscal policies or inaction at the U.S. federal government level, which may lead to federal government shutdowns or negative impacts on the U.S economy;
•	estimates relating to our ability to make distributions to our stockholders in the future; and
•	economic uncertainty due to the impact of terrorism or war.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Real estate assets, net	$53,373,912	$53,811,737
Cash and cash equivalents	1,091,670	1,526,203
Restricted cash	224,706	186,063
Investments in securities	1,794,889	1,567,607
Accounts receivable	105,944	67,604
Prepaid expenses and other assets	299,497	263,767
Line of credit issuance costs	391,533	471,196
Goodwill	694,121	694,121
Total assets	$57,976,272	$58,588,298
Liabilities and equity
Note payable	$19,057,107	$19,269,250
Accounts payable and accrued expenses	2,288,432	2,113,172
Total liabilities	21,345,539	21,382,422
Commitments and contingencies (Note 12)
Equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized, 7,729,330 and 7,692,624 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	77,293	76,926
Additional paid in capital	34,067,426	33,961,903
Retained earnings	2,486,014	3,167,047
Total equity	36,630,733	37,205,876
Total liabilities and equity	$57,976,272	$58,588,298

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Rental income	$2,077,453	$1,954,052	$4,116,137	$3,856,153
Other property related income	71,234	65,678	139,060	125,461
Total revenues	2,148,687	2,019,730	4,255,197	3,981,614
Expenses
Property operations	923,529	823,672	1,836,878	1,673,366
General and administrative	554,635	456,330	1,110,639	921,752
Depreciation and amortization	352,809	349,173	704,376	698,046
Business development	15,044	10,000	23,294	10,000
Total expenses	1,846,017	1,639,175	3,675,187	3,303,164
Operating income	302,670	380,555	580,010	678,450
Other income (expense)
Dividend and interest income	17,446	17,779	34,646	41,126
Unrealized gain on marketable equity securities	72,833	217,349	227,282	175,442
Interest expense	(256,104)	(220,209)	(517,270)	(440,417)
Total other income (expense), net	(165,825)	14,919	(255,342)	(223,849)
Net income	$136,845	$395,474	$324,668	$454,601
Earnings per share
Basic	$0.02	$0.05	$0.04	$0.06
Diluted	$0.02	$0.05	$0.04	$0.06
Weighted average shares outstanding
Basic	7,640,991	7,619,549	7,635,885	7,619,509
Diluted	7,650,296	7,620,283	7,642,980	7,619,999

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$136,845	$395,474	$324,668	$454,601
Other comprehensive gain (loss)	—	—	—	—
Comprehensive gain	$136,845	$395,474	$324,668	$454,601

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

					Total
	Common Stock		Paid in	Retained	Stockholders'
	Shares	Par Value	Capital	Earnings	Equity
Balances at December 31, 2018	7,692,624	$76,926	$33,961,903	$3,167,047	$37,205,876
Restricted stock grants issued	41,343	414	(414)	—	—
Restricted stock grant forfeitures	(4,637)	(47)	47	—	—
Compensation expense related to stock-based awards	—	—	105,890	—	105,890
Net income	—	—	—	324,668	324,668
Dividends	—	—	—	(1,005,701)	(1,005,701)
Balances at June 30, 2019	7,729,330	$77,293	$34,067,426	$2,486,014	$36,630,733

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$324,668	$454,601
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	704,376	698,046
Unrealized gain on marketable equity securities	(227,282)	(175,442)
Amortization of loan procurement costs	100,534	21,218
Compensation expense related to stock-based awards	105,890	27,312
Changes in operating assets and liabilities:
Accounts receivable	(38,340)	15,136
Prepaid expenses and other assets	(35,730)	(29,880)
Accounts payable and accrued expenses	170,034	181,618
Net cash provided by operating activities	1,104,150	1,192,609
Cash flows from investing activities
Construction	(244,674)	(48,893)
Improvements and equipment additions	(21,877)	(50,680)
Net cash used in investing activities	(266,551)	(99,573)
Cash flows from financing activities
Principal payments on note payable	(233,014)	—
Dividends paid	(1,000,475)	(995,286)
Net cash used in financing activities	(1,233,489)	(995,286)
Net (decrease) increase in cash and cash equivalents	(395,890)	97,750
Cash, cash equivalents, and restricted cash, beginning of period	1,712,266	2,256,415
Cash, cash equivalents, and restricted cash, end of period	$1,316,376	$2,354,165
Supplemental schedule of cash flow information
Interest paid	$413,181	$419,200

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION

Global Self Storage, Inc. a Maryland corporation (the “Company,” “we,” “our,” or “us”), is a self-administered and self-managed real estate investment trust (“REIT”) that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. The Company’s properties are located in the Northeast, Mid-Atlantic and Mid-West regions of the United States. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “IRC”). To the extent the Company continues to qualify as a REIT, it will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to its stockholders.

The Company invests in self storage properties by acquiring stores through its wholly owned subsidiaries. At June 30, 2019, the Company owned and operated eleven stores. The Company operates primarily in one segment:  rental operations.

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

The accompanying unaudited consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with GAAP for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The consolidated balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

Acquisition costs are accounted for in accordance with Accounting Standard Update ("ASU") No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business, which was adopted on January 1, 2018 and are generally capitalized. When properties are acquired, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Allocations to land, building and improvements, and equipment are recorded based upon their respective fair values as estimated by management.

In allocating the purchase price for an acquisition, the Company determines whether the acquisition includes intangible assets or liabilities. The Company allocates a portion of the purchase price to an intangible asset attributed to the value of in-place leases. This intangible is generally amortized to expense over the expected remaining term of the respective leases. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts.

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

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses generally consist of property tax accruals, unearned rental income, and trade payables. At June 30, 2019 and December 31, 2018, accounts payable and accrued expenses included a $900,000 contingent payment in connection with the purchase of a property made in 2016.

Revenue and Expense Recognition

Revenues from properties, which are primarily composed of rental income earned pursuant to month-to-month leases for storage space, as well as associated late charges and administrative fees, are recognized as earned. Promotional discounts reduce rental income over the promotional period, which is generally one month. Ancillary revenues from sales of merchandise and tenant insurance and other income are recognized when earned.

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

Evaluation of Asset Impairment

The Company evaluates its real estate assets and intangible assets consisting of in-place leases for impairment quarterly. If there are indicators of impairment and we determine that an asset is not recoverable from future undiscounted cash flows to be received through the asset’s remaining life (or, if earlier, the expected disposal date), we record an impairment charge to the extent the carrying amount exceeds the asset’s estimated fair value or net proceeds from expected disposal.

The Company evaluates goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value may be less that carrying amounts. If it is determined that the carrying amount of goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value, an impairment charge is recorded.

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

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard became effective on January 1, 2019. This standard will not have a material impact on operating results or financial condition, because all lease revenues are derived from month to month self storage leases and the Company does not incur a material amount of lease expense.

3. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities as of June 30, 2019 consisted of the following:

		Gross Unrealized
	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,039,402	$—	$1,794,889

Total investment in marketable equity securities	$755,487	$1,039,402	$—	$1,794,889

4. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows:

Self storage properties, at cost:
Beginning balance	$51,879,327
Improvements and equipment additions	21,877
Ending balance	51,901,204

Land
Beginning balance	5,493,814
Ending balance	5,493,814

Accumulated depreciation:
Beginning balance	(3,656,220)
Depreciation expense	(704,376)
Ending balance	(4,360,596)

Construction in progress:
Beginning balance	94,816
Current development	244,674
Ending balance	339,490

Total real estate assets at June 30, 2019	$53,373,912

The Company began construction on the Millbrook, NY expansion in the second quarter of 2019, which, when completed, will add approximately 16,500 of gross square feet of all-climate-controlled units. As of June 30, 2019, development costs for this project has been capitalized and are reflected in real estate assets, net on the Company’s consolidated balance sheet.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2019:

	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,794,889	$—	$—	$1,794,889
Interest rate cap derivative	—	520	—	520
Total assets at fair value	$1,794,889	$520	$—	$1,795,409

There were no assets transferred from level 1 to level 2 as of June 30, 2019. The Company did not have any assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of June 30, 2019.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their respective carrying values as of June 30, 2019. The aggregate carrying value of the Company’s debt was $19,576,497 as of June 30, 2019. The estimated fair value of the Company’s debt was approximately $19.2 million as of June 30, 2019. This estimate was based on market interest rates for comparable obligations, general market conditions, and maturity. The Company’s debt is classified as level 2 of the fair value hierarchy.

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

The following table summarizes the terms of the Company’s derivative financial instrument as of June 30, 2019:

	Notional Amount			Effective	Maturity
Product	June 30, 2019	December 31, 2018	Strike	Date	Date
Cap Agreement	$7,500,000	$7,500,000	3.50% - 4.00%	12/24/2018	12/20/2021

The counterparty to this arrangement is SMBC Capital Markets. The Company is potentially exposed to credit loss in the event of non-performance by the counterparty. The Company does not anticipate the counterparty to fail to meet its obligations as they become due.

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

As of June 30, 2019, the Company’s note payable is summarized as follows:

Note Payable	Carrying Value
Principal balance outstanding	$19,576,497
Less: Loan procurement costs, net	(519,390)
Total note payable, net	$19,057,107

As of June 30, 2019, the note payable was secured by certain of its stores with an aggregate net book value of approximately $34.3 million.  The following table represents the future principal payment requirements on the note payable as of June 30, 2019:

2019	$278,084
2020	492,797
2021	513,857
2022	535,816
2023	558,714
2024 and thereafter	17,197,229
Total principal payments	19,576,497
Less: Loan procurement costs, net	(519,390)
Total note payable	$19,057,107

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

The Company incurred issuance costs of $477,981 and such costs are amortized as an adjustment to interest expense over the term of the loan. As of June 30, 2019, there were no outstanding borrowings under the Revolver.

8. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$136,845	$395,474	$324,668	$454,601
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	7,640,991	7,619,549	7,635,885	7,619,509
Net effect of dilutive unvested restricted stock awards included for treasury stock method	9,305	734	7,095	490
Average number of common shares outstanding - diluted	7,650,296	7,620,283	7,642,980	7,619,999
Earnings per common share
Basic	$0.02	$0.05	$0.04	$0.06
Diluted	$0.02	$0.05	$0.04	$0.06

Common stock dividends totaled $502,407 ($0.065 per share) and $495,266 ($0.065 per share) for the three months ended June 30, 2019 and 2018, respectively, and $1,005,701 ($0.13 per share) and $995,286 ($0.13 per share) for the six months ended June 30, 2019 and 2018, respectively.   The classification of these dividends for federal income tax purposes is expected to be determined after the Company’s fiscal year ending December 31, 2019.

9. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation (“Tuxis”), and their affiliates (collectively with the Company, the “Affiliates”). As of June 30, 2019, certain of the Affiliates owned approximately 6.9% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the IRC and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. Rent expense of concurrently used office space and overhead expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the IRC. The aggregate rent and overhead accrued and paid by the Company to Winco for the three and six months ended June 30, 2019 was $36,683 and $10,369, respectively. As of June 30, 2019, the Company had reimbursements payable to MMC and Winco for compensation and benefits and rent and overhead of $13,330.

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

The Company leases office space to Tuxis under a rental agreement. The terms of occupancy are month to month and automatically renew unless terminated by either party on ten days’ written notice. The monthly rental charge is $667 per month, due and payable on the first day of each month. For the three and six months ended June 30, 2019, the total rent paid by Tuxis to the Company was $2,001 and $4,002, respectively.

10. CAPITAL STOCK

As of June 30, 2019, the Company was authorized to issue 450,000,000 shares of $0.01 par value common stock of which 7,729,330 had been issued and was outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, authorized, of which none has been issued.

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

On March 27, 2019, the Company approved restricted stock awards under the Plan to certain of its officers and employees in the aggregate amount of 28,755 shares, of which 15,025 shares are performance-based grants and 13,730 shares are time-based grants. The Company recorded $51,731 and $105,890 of expense in general and administrative expense in its statement of operations related to restricted stock awards granted to certain officers and employees for the three and six months ended June 30, 2019. At June 30, 2019, there was $300,384 of total unrecognized compensation expense related to unvested restricted stock awards under the Plan. That cost is expected to be recognized over a weighted—average period of 2.69 years. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

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

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Stock	Fair Value
Unvested at December 31, 2018	47,228	$4.42
Granted	13,730	$3.94
Vested	(7,791)	$4.38
Forfeited	(4,637)	$4.15
Unvested at June 30, 2019	48,530	$4.32

Performance-Based Restricted Stock Grants

Performance-based restricted stock grants vest based on continued employment and the achievement of certain Funds from Operations, as adjusted (“AFFO”) and same store revenue growth (“SSRG”) goals by the Company during 2019. Between 0% and 200% of these shares will be earned based on achievement of the AFFO and SSRG goals in 2019, and the shares which are earned will remain subject to quarterly vesting during the remaining four-year time vesting period. Dividends paid by the Company prior to the determination of how many shares are earned will be retained by the Company and released only with respect to earned shares. If a Change in Control (as defined in the Plan) occurs during 2019, the number of shares earned will equal the greater of the number of shares granted and the number of shares which would have been earned based on the AFFO and SSRG through the date of the Change in Control. If following a Change in Control, a grantee is terminated by the Company without Cause or by the grantee with Good Reason (as each is defined in the Plan), all unvested restricted stock will fully vest.

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-based Stock Grants	Stock	Fair Value
Unvested at December 31, 2018	15,025	$4.42
Granted	27,613	$4.16
Vested	(8,634)	$4.42
Unvested at June 30, 2019	34,004	$4.21

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

The Company began construction on the Millbrook, NY expansion in the second quarter of 2019, which, when completed, will add approximately 16,500 of gross square feet of all-climate-controlled units. Under the terms of the 2016 Purchase Agreement with Tuxis, an additional $900,000 cash payment is due to Tuxis from the Company upon breaking ground and beginning construction.

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

As of June 30, 2019, we had capital resources totaling approximately $2.9 million, comprised of $1.1 million of cash and cash equivalents and $1.8 million of marketable securities. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores.

We have been actively reviewing a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not complete any acquisitions in the three months ended June 30, 2019.  We may pursue third-party management opportunities, which may include managing properties owned by certain Affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities.

Results of Operations for the Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018

Revenues

Total revenues increased from $2,019,730 during the three months ended June 30, 2018 to $2,148,687 during the three months ended June 30, 2019, an increase of $128,957, or 6.4%. Rental income increased from $1,954,052 during the three months ended June 30, 2018 to $2,077,453 during the three months ended June 30, 2019, an increase of $123,401, or 6.3%. The increase was primarily attributable to the additional income from the Merrillville expansion and increases in rental and occupancy rates across almost all of our stores.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $65,678 during the three months ended June 30, 2018 to $71,234 during the three months ended June 30, 2019, an increase of $5,556, or 8.5%. This increase was primarily attributable to increased insurance participation and higher average occupancy.

Operating Expenses

Total operating expenses increased from $1,639,175 during the three months ended June 30, 2018 to $1,846,017 during the three months ended June 30, 2019, an increase of $206,842, or 12.6%, which was primarily attributable to increased store property tax expenses and increases in certain general and administrative expenses. Store operating expenses increased from $823,672 during the three months ended June 30, 2018 to $923,529 during the three months ended June 30, 2019, an increase of $99,857, or 12.1%, which was primarily attributable to increased store property tax expenses.

Depreciation and amortization increased from $349,173 during the three months ended June 30, 2018 to $352,809 during the three months ended June 30, 2019, an increase of $3,636, or 1.0%.

General and administrative expenses increased from $456,330 during the three months ended June 30, 2018 to $554,635 during the three months ended June 30, 2019, an increase of $98,305, or 21.5%. The increase in the general and administrative expenses during the period are primarily attributable to increased employee compensation expenses, including stock-based compensation and a provision for taxes of our taxable REIT subsidiary.

Business development, capital raising, store acquisition, and third-party management marketing expenses increased from $10,000 during the three months ended June 30, 2018 to $15,044 during the three months ended June 30, 2019. These costs primarily consist of consulting costs in connection with business development, capital raising, and future potential store acquisitions, and third-party management marketing expenses. The increase is primarily attributable to the recording of expenses related to potential store acquisitions and third-party management marketing expenses. Business development costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

Operating income decreased from $380,555 during the three months ended June 30, 2018 to $302,670 during the three months ended June 30, 2019, a decrease of $77,885, or 20.5%. The decrease in operating income was primarily attributable to an increase in store property tax expenses and increases in certain general and administrative expenses.

Other income (expense)

Interest expense on loans increased from $220,209 during the three months ended June 30, 2018 to $256,104 during the three months ended June 30, 2019. This increase was solely attributable to the amortization of credit revolver issuance costs over the course of its three-year term. The cash payments for the $20 million loan remain the same every month until June 2036.

Dividend, interest, and other income was $17,779 during the three months ended June 30, 2018 and $17,446 during the three months ended June 30, 2019.

Unrealized gain on marketable equity securities was $217,349 during the three months ended June 30, 2018 and the unrealized gain on marketable equity securities was $72,833 during the three months ended June 30, 2019.

Net income (loss)

For the three months ended June 30, 2018, net income was $395,474, or $0.05 per fully diluted share. For the three months ended June 30, 2019, net income was $136,845, or $0.02 per fully diluted share.

Results of Operations for the Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018

Revenues

Total revenues increased from $3,981,614 during the six months ended June 30, 2018 to $4,255,197 during the six months ended June 30, 2019, an increase of $273,583, or 6.9%. Rental income increased from $3,856,153 during the six months ended June 30, 2018 to $4,116,137 during the six months ended June 30, 2019, an increase of $259,984, or 6.7%. The increase was primarily attributable to the additional income from the Merrillville expansion and increases in rental and occupancy rates.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $125,461 during the six months ended June 30, 2018 to $139,060 during the six months ended June 30, 2019, an increase of $13,599, or 10.8%. This increase was primarily attributable to increased insurance participation and higher average occupancy.

Operating Expenses

Total operating expenses increased from $3,303,164 during the six months ended June 30, 2018 to $3,675,187 during the six months ended June 30, 2019, an increase of $372,023, or 11.3%, which was primarily attributable to increased store property tax expenses and increases in certain general and administrative expenses. Store operating expenses increased from $1,673,366 during the six months ended June 30, 2018 to $1,836,878 during the six months ended June 30, 2019, an increase of $163,512, or 9.8%, which was primarily attributable to increased store property tax expenses.

Depreciation and amortization increased from $698,046 during the six months ended June 30, 2018 to $704,376 during the six months ended June 30, 2019, an increase of $6,330, or 0.9%.

General and administrative expenses increased from $921,752 during the six months ended June 30, 2018 to $1,110,639 during the six months ended June 30, 2019, an increase of $188,887, or 20.5%. The increase in the general and administrative expenses during the period are primarily attributable to increased employee compensation expenses, including stock-based compensation and a provision for taxes of our taxable REIT subsidiary.

Business development, capital raising, store acquisition, and third-party management marketing expenses increased from $10,000 during the six months ended June 30, 2018 to $23,294 during the six months ended June 30, 2019. Business development and store acquisition-related costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

Operating income decreased from $678,450 during the six months ended June 30, 2018 to $580,010 during the six months ended June 30, 2019, a decrease of $98,440, or 14.5%.  The decrease in operating income was primarily attributable to an increase in store property tax expenses and increases in certain general and administrative expenses.

Other income (expense)

Interest expense on loans increased from $440,417 during the six months ended June 30, 2018 to 517,270 during the six months ended June 30, 2019.  This increase was solely attributable to the amortization of credit revolver issuance costs over the course of its three-year term. The cash payments for the $20 million loan remain the same every month until June 2036.

Dividend, interest, and other income was $41,126 during the six months ended June 30, 2018 and $34,646 during the six months ended June 30, 2019. The decrease was primarily attributable to a nonrecurring receipt of $6,396 relating to a class action claim originating prior to the Company deregistering as an investment company.

Unrealized gain on marketable equity securities was $227,282 during the six months ended June 30, 2019 and the unrealized gain on marketable equity securities was $175,442 during six months ended June 30, 2018.

Net income (loss)

For the six months ended June 30, 2018, the net income was $454,601, or $0.06 per fully diluted share. For the six months ended June 30, 2019, the net income was $324,668, or $0.04 per fully diluted share.

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

Self Storage Portfolio

The following discussion and analysis of our same-store self storage operations are presented on a comparative basis for the six months ended June 30, 2019.

GLOBAL SELF STORAGE STORES

		Year Store	Number	Net Leasable	June 30, 2019 Square Foot	June 30, 2018 Square Foot
Property	Address	Opened / Acquired	of Units	Square Feet	Occupancy %	Occupancy %
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	797	113,700	97.0%	93.4%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,408	94.5%	89.6%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	95.0%	94.8%
SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	408	81,811	95.3%	96.0%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	729	98,330	95.3%	95.3%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	567	80,570	93.5%	96.2%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	140	12,676	98.3%	95.0%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	639	68,086	93.0%	95.7%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	692	78,842	94.5%	90.8%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	558	72,850	90.0%	86.3%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	249	43,060	88.9%	86.0%
TOTAL/AVERAGE SAME-STORES			5,613	766,923	94.2%	93.1%

TOTAL/AVERAGE ALL STORES			5,613	766,923	94.2%	93.1%

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

Self Storage Operations

At June 30, 2019, we owned eleven same-store properties and no non same-store properties.

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions, or new ground-up developments. At June 30, 2019, we owned eleven same-store properties and no non same-store properties. The Company believes that, by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, and NOI, stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions, or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy at June 30, 2019 increased by 1.1% to 94.2% from 93.1% at June 30, 2018. This includes the impact from the Merrillville, IN expansion project completed in January 2018.

We grew our top-line results by increasing same-store revenues by 6.4% and 6.9% for the three and six months ended June 30, 2019, respectively, versus the same periods in 2018. Same-store cost of operations increased by 12.5% and 10.1% for the three and six months ended June 30, 2019, respectively, versus the same periods in 2018. Same-store NOI increased by 2.2% and 4.5% for the three and six months ended June 30, 2019, respectively, versus the same periods in 2018. The increase in same-store NOI was due primarily to an increase in rental and occupancy rates and the successful lease-up of our Merrillville store expansion.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped our same-store overall average occupancy maintain at or around 94% as of June 30, 2019. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty, resulting in strong referral and word-of-mouth market demand for our storage units and services. Another contributing factor to our results was our competitor move-in rate metrics analysis which employs internet data scraping and other methods to help keep our storage unit move-in rates “in the market,” and our revenue rate management program which helped increase existing tenant rates while maintaining or building store occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months Ended June 30,	2019	2018	Variance	% Change
Revenues	$2,148,687	$2,019,438	$129,249	6.4%
Cost of operations	$923,529	$820,798	$102,731	12.5%
Net operating income	$1,225,158	$1,198,640	$26,518	2.2%
Depreciation and amortization	$352,809	$298,030	$54,779	18.4%
Net leasable square footage at period end*	766,923	765,301	1,622	0.2%
Net leased square footage at period end	722,331	712,318	10,013	1.4%
Overall square foot occupancy at period end	94.2%	93.1%	1.1%	1.2%
Total annualized revenue per leased square foot	$11.90	$11.34	$0.56	4.9%
Total available leasable storage units*	5,613	5,622	(9)	-0.2%
Number of leased storage units	5,188	5,131	57	1.1%

SAME - STORE PROPERTIES

Six Months Ended June 30,	2019	2018	Variance	% Change
Revenues	$4,255,197	$3,981,242	$273,955	6.9%
Cost of operations	$1,836,878	$1,667,631	$169,247	10.1%
Net operating income	$2,418,319	$2,313,611	$104,708	4.5%
Depreciation and amortization	$704,376	$595,761	$108,615	18.2%
Net leasable square footage at period end*	766,923	765,301	1,622	0.2%
Net leased square footage at period end	722,331	712,318	10,013	1.4%
Overall square foot occupancy at period end	94.2%	93.1%	1.1%	1.2%
Total annualized revenue per leased square foot	$11.78	$11.18	$0.60	5.4%
Total available leasable storage units*	5,613	5,622	(9)	-0.2%
Number of leased storage units	5,188	5,131	57	1.1%

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

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$136,845	$395,474	$324,668	$454,601
Adjustments:
General and administrative	554,635	456,330	1,110,639	921,752
Depreciation and amortization	352,809	349,173	704,376	698,046
Business development	15,044	10,000	23,294	10,000
Dividend, interest, and other income	(17,446)	(17,779)	(34,646)	(41,126)
Unrealized gain on marketable equity securities	(72,833)	(217,349)	(227,282)	(175,442)
Interest expense	256,104	220,209	517,270	440,417
Other real estate expenses	—	2,582	—	5,363
Total same-store net operating income	$1,225,158	$1,198,640	$2,418,319	$2,313,611

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Same-store revenues	$2,148,687	$2,019,438	$4,255,197	$3,981,242
Same-store cost of operations	$923,529	$820,798	$1,836,878	$1,667,631
Total same-store net operating income	$1,225,158	$1,198,640	$2,418,319	$2,313,611

Analysis of Same-Store Revenue

For the three and six months ended June 30, 2019, same-store revenue increased 6.4%, or $129,249, and 6.9%, or $273,955, respectively, versus the same periods in 2018, which was attributable to, among other things, additional income from rental income growth and increased insurance participation. Same-store average overall square foot occupancy for all of the Company’s stores combined increased to 94.2% at June 30, 2019, up from 93.1% at June 30, 2018.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of June 30, 2019, our average tenant duration of stay was approximately 3.0 years, up from approximately 2.9 years as of June 30, 2018.

Analysis of Same-Store Cost of Operations

For the three and six months ended June 30, 2019, same-store cost of operations increased 12.5%, or $102,731, and 10.1%, or 169,247, respectively, versus the same periods in 2018. This increase in same-store cost of operations was due primarily to increased store property taxes, store level employment costs, and increased advertising and marketing expenses, which were partially offset by reduced general and administrative expenses.

On-site store manager, regional manager, and district manager payroll expense increased 6.7%, or $17,573, and 8.2%, or $41,736, for the three and six months ended June 30, 2019, respectively, versus the same periods in 2018. This increase was due primarily to wage increases, and higher administration expenses. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores.

Store property tax expense increased 42.0%, or $101,122, and 32.4%, or $161,928, for the three and six months ended June 30, 2019, respectively, versus the same periods in 2018, primarily due to (i) higher assessed values, and (ii) the loss of our Class 8 tax incentive and subsequent property tax increase at SSG Dolton LLC. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail. When compared to store property tax expense for the three months ended June 30, 2019, we currently expect store property tax expense to remain consistent for the remainder of 2019.

Repairs and maintenance expense increased 9.3%, or $3,731, and 7.4%, or $4,714, for the three and six months ended June 30, 2019, respectively, versus the same periods in 2018.  These expenses increased slightly year-over-year.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utilities expense decreased 17.1%, or $9,005, and 6.2%, or 8,236, for the three and six months ended June 30, 2019, respectively, versus the same periods in 2018, primarily due to lower energy usage during the second quarter of 2019 compared to the second quarter of 2018 at most of our stores. This decrease was also the result of lower electricity usage due to our LED light replacement program. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in slightly higher net utility costs in the remainder of 2019.

Landscaping expenses, which include snow removal costs, decreased 1.8%, or $326, and 8.9%, or $6,657, for the three and six months ended June 30, 2019, respectively, versus the same periods in 2018, primarily due to lower snow removal costs. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in the remainder of 2019, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 9.1%, or $5,741, and 1.6%, or $1,978, for the three and six months ended June 30, 2019, respectively, versus the same periods in 2018, primarily due to increased marketing costs and internet advertising expenses. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a nominal rate in the remainder of 2019.

Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. General expenses decreased 4.7%, or $3,773, and 2.9%, or $4,144, for the three and six months ended June 30, 2019, respectively, versus the same periods in 2018, primarily due to decreased expenses for entity registration costs. Administrative expenses decreased 8.4%, or $13,686, and 7.1%, or 26,492, for the three and six months ended June 30, 2019, respectively, versus the same periods in 2018. We experienced a decrease in administrative expenses due primarily to lower utilities and landscaping expense and our successful efforts to obtain more competitive credit card fee pricing. We currently expect moderate increases in direct store costs during the remainder of 2019.

Depreciation and amortization increased 18.4%, or $54,779, and 18.2%, or $108,615, for the three and six months ended June 30, 2019, respectively, versus the same periods in 2018.

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

Three Months Ended June 30,	2019	2018	Variance	% Change
General and administrative	$554,635	$456,330	$98,305	21.5%

Six Months Ended June 30,	2019	2018	Variance	% Change
General and administrative	$1,110,639	$921,752	$188,887	20.5%

General and administrative expenses increased 21.5%, or $98,305, and 20.5%, or $188,887, for the three and six months ended June 30, 2019, respectively, versus the same periods in 2018. The increase in the general and administrative expenses during the three and six months ended June 30, 2019 are primarily attributable to increased employee compensation expenses, including stock-based compensation and a provision for taxes of our taxable REIT subsidiary. The stock-based compensation expense for the three and six months ended June 30, 2019 was $51,731 and $105,890, respectively.

Analysis of Business Development, Capital Raising, Store Acquisition, and Third-Party Management Marketing Expenses

Business development, capital raising, store acquisition, and third-party management marketing expenses increased from $5,044 to $15,044, and from $10,000 to $23,294, for the  three and six months ended June 30, 2019, versus the same periods in 2018. These costs primarily consist of consulting costs in connection with business development, capital raising, and potential store acquisitions, and third-party management marketing expenses. The increase is primarily attributable to the recording of expenses related to potential store acquisitions and third-party management marketing expenses. The majority of these expenses are non-recurring and may fluctuate based on periodic business development and acquisition activities.

Analysis of Loan Interest and Amortization Expenses

Loan interest expense relating to the aforementioned $20 million loan and credit revolver increased 16.3% or $35,895, and 17.5%, or 76,853, for the three and six months ended June 30, 2019, respectively, versus the same periods in 2018. This increase was solely attributable to the amortization of credit revolver issuance costs over the course of its three-year term. The cash payments for the $20 million loan remain the same every month until June 2036.

Analysis of Global Self Storage FFO and AFFO

The following tables present reconciliation and computation of net income to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$136,845	$395,474	$324,668	$454,601
Eliminate items excluded from FFO:
Unrealized gain on marketable equity securities	(72,833)	(217,349)	(227,282)	(175,442)
Depreciation and amortization	352,809	349,173	704,376	698,046
FFO attributable to common stockholders	416,821	527,298	801,762	977,205
Adjustments:
Compensation expense related to stock-based awards	51,731	26,428	105,890	27,312
Business Development, Capital Raising, Store Acquisition, and Third-Party Management Marketing Expenses	15,044	10,000	23,294	10,000
AFFO attributable to common stockholders	$483,596	$563,726	$930,946	$1,014,517

Earnings per share attributable to common stockholders - basic	$0.02	$0.05	$0.04	$0.06
Earnings per share attributable to common stockholders - diluted	$0.02	$0.05	$0.04	$0.06
FFO per share - diluted	$0.05	$0.07	$0.10	$0.13
AFFO per share - diluted	$0.06	$0.07	$0.12	$0.13

Weighted average shares outstanding - basic (1)	7,640,991	7,619,549	7,635,885	7,619,509
Weighted average shares outstanding - diluted	7,650,296	7,620,283	7,642,980	7,619,999

(1)	For purposes of calculating FFO and AFFO per share, unvested restricted stock is not included.

Analysis of Global Self Storage Store Expansions and Redevelopment Operations

In addition to actively reviewing a number of store and portfolio acquisition opportunities, we have been working to further develop and expand our current stores.

At our Merrillville, IN store in January 2018, all site work, construction, and final inspections and approvals of the expansion project in Merrillville, IN were completed. This expansion has added three new traditional drive-up storage unit buildings totaling 13,300 leasable square feet. The project cost approximately $400,000, which equates to $30 per square foot. After the construction was completed, taking into account the additional leasable square feet, total entire store occupancy dropped from 92.6% to 78.1%. As of June 30, 2019, 93.6%, or 12,450 square feet, of the three-building expansion leasable square feet had been leased and total entire store occupancy as of June 30, 2019 was 93.5%.

The Company began construction on the Millbrook, NY expansion in the second quarter of 2019, which, when completed, will add approximately 16,500 of gross square feet of all-climate-controlled units. We currently anticipate that the construction project will proceed accordingly, with construction completion approximately nine to twelve months from project commencement. However, there is no guarantee that we will complete this project in this timeframe or at all.

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains and losses on the Company’s investment in marketable equity securities for the six months ended June 30, 2019 and 2018 were a gain of $227,282 and gain of $175,442, respectively. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we may liquidate our investment in marketable equity securities and potentially realize gains or losses. As of June 30, 2019, our unrealized gain on marketable equity securities was $1,039,402. There were no realized gains or losses for the six months ended June 30, 2019.

Distributions and Closing Market Prices

Distributions for the three months ended June 30, 2019 and 2018 each totaled $0.065 per share, respectively. The Company’s closing market price as of June 30, 2019 and June 30, 2018 were $3.76 and $4.15, respectively. Past performance does not guarantee future results.

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

101. The following materials from Global Self Storage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Financial Statements.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: August 14, 2019	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: August 14, 2019	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)