Form 10-Q
period 2019-09-30
Global Self Storage, Inc.
filed 2019-11-14
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2019, was 7,729,006.

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

•	risk of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with challenges to intercompany transactions with our taxable REIT subsidiaries;
•	changes in federal or state tax laws related to the taxation of REITs, which could impact our status as a REIT;
•	increases in taxes, fees and assessments from state and local jurisdictions;
•	security breaches or a failure of our networks, systems or technology could adversely impact our business, customer and employee relationships;
•	our ability to obtain and maintain financing arrangements on favorable terms;
•	market trends in our industry, interest rates, the debt and lending markets or the general economy;
•	the timing of acquisitions and our ability to execute on our acquisition pipeline, including the acquisition of the West Henrietta Property;

•	general volatility of the securities markets in which we participate;
•	changes in the value of our assets;
•	changes in interest rates and the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•	our ability to continue to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;
•	availability of qualified personnel;
•	difficulties in raising capital at a reasonable cost;
•	fiscal policies or inaction at the U.S. federal government level, which may lead to federal government shutdowns or negative impacts on the U.S economy;
•	estimates relating to our ability to make distributions to our stockholders in the future; and
•	economic uncertainty due to the impact of terrorism or war.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Real estate assets, net	$53,233,742	$53,811,737
Cash and cash equivalents	1,116,000	1,526,203
Restricted cash	244,059	186,063
Investments in securities	1,922,709	1,567,607
Accounts receivable	102,083	67,604
Prepaid expenses and other assets	457,029	263,767
Line of credit issuance costs, net	351,701	471,196
Goodwill	694,121	694,121
Total assets	$58,121,444	$58,588,298
Liabilities and equity
Note payable, net	$18,949,101	$19,269,250
Accounts payable and accrued expenses	2,385,332	2,113,172
Line of credit borrowing	380,000	—
Total liabilities	21,714,433	21,382,422
Commitments and contingencies
Equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized, 7,729,006 and 7,692,624 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	77,290	76,926
Additional paid in capital	34,096,859	33,961,903
Retained earnings	2,232,862	3,167,047
Total equity	36,407,011	37,205,876
Total liabilities and equity	$58,121,444	$58,588,298

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Rental income	$2,115,053	$1,988,133	$6,231,190	$5,844,286
Other property related income	72,194	70,020	211,255	195,482
Total revenues	2,187,247	2,058,153	6,442,445	6,039,768
Expenses
Property operations	869,231	785,795	2,706,109	2,459,160
General and administrative	533,418	436,335	1,644,057	1,358,088
Depreciation and amortization	351,711	349,507	1,056,087	1,047,553
Business development	72,691	15,000	95,985	25,000
Total expenses	1,827,051	1,586,637	5,502,238	4,889,801
Operating income	360,196	471,516	940,207	1,149,967
Other income (expense)
Dividend and interest income	17,180	17,665	51,826	58,790
Unrealized gain (loss) on marketable equity securities	127,820	(180,021)	355,102	(4,579)
Interest expense	(255,963)	(219,792)	(773,234)	(660,209)
Total other income (expense), net	(110,963)	(382,148)	(366,306)	(605,998)
Net income	$249,233	$89,368	$573,901	$543,969
Earnings per share
Basic	$0.03	$0.01	$0.08	$0.07
Diluted	$0.03	$0.01	$0.08	$0.07
Weighted average shares outstanding
Basic	7,646,875	7,623,182	7,639,588	7,620,747
Diluted	7,652,257	7,626,286	7,640,874	7,621,769

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$249,233	$89,368	$573,901	$543,969
Other comprehensive income	—	—	—	—
Comprehensive income	$249,233	$89,368	$573,901	$543,969

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

					Total
	Common Stock		Paid in	Retained	Stockholders'
	Shares	Par Value	Capital	Earnings	Equity
Balances at December 31, 2018	7,692,624	$76,926	$33,961,903	$3,167,047	$37,205,876
Restricted stock grants issued	41,343	414	(414)	—	—
Stock-based compensation	—	—	54,160	—	54,160
Net income	—	—	—	187,823	187,823
Dividends	—	—	—	(503,294)	(503,294)
Balances at March 31, 2019	7,733,967	77,340	34,015,649	2,851,576	36,944,565
Restricted stock grant forfeitures	(4,637)	(47)	47	—	—
Stock-based compensation	—	—	51,730	—	51,730
Net income	—	—	—	136,845	136,845
Dividends	—	—	—	(502,407)	(502,407)
Balances at June 30, 2019	7,729,330	77,293	34,067,426	2,486,014	36,630,733
Restricted stock grant forfeitures	(324)	(3)	3	—	—
Stock-based compensation	—	—	29,430	—	29,430
Net income	—	—	—	249,233	249,233
Dividends	—	—	—	(502,385)	(502,385)
Balances at September 30, 2019	7,729,006	$77,290	$34,096,859	$2,232,862	$36,407,011

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

				Accumulated		Total
				Other
	Common Stock		Paid in	Comprehensive	Retained	Stockholders'
	Shares	Par Value	Capital	Income	Earnings	Equity
Balances at December 31, 2017	7,619,469	$76,195	$33,881,863	$796,603	$3,746,323	$38,500,984
Adjustment from financial instruments update ASU 2016-01	—	—	—	(796,603)	796,603	—
Restricted stock grants issued	73,155	731	(731)	—	—	—
Stock-based compensation	—	—	884	—	—	884
Net income	—	—	—	—	59,126	59,126
Dividends	—	—	—	—	(495,266)	(495,266)
Balances at March 31, 2018	7,692,624	76,926	33,882,016	—	4,106,786	38,065,728
Restricted stock grant forfeitures	—	—	26,428	—	—	26,428
Net income	—	—	—	—	395,475	395,475
Dividends	—	—	—	—	(500,020)	(500,020)
Balances at June 30, 2018	7,692,624	76,926	33,908,444	—	4,002,241	37,987,611
Stock-based compensation	—	—	26,729	—	—	26,729
Net income	—	—	—	—	89,368	89,368
Dividends	—	—	—	—	(500,021)	(500,021)
Balances at September 30, 2018	7,692,624	$76,926	$33,935,173	$—	$3,591,588	$37,603,687

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$573,901	$543,969
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,056,087	1,047,553
Unrealized gain on marketable equity securities	(355,102)	4,579
Amortization of loan procurement costs	150,708	31,806
Stock-based compensation	135,320	54,041
Changes in operating assets and liabilities:
Accounts receivable	(34,479)	6,823
Prepaid expenses and other assets	(193,262)	(186,005)
Accounts payable and accrued expenses	265,957	(33,524)
Net cash provided by operating activities	1,599,130	1,469,242
Cash flows from investing activities
Construction	(424,382)	(74,808)
Improvements and equipment additions	(53,710)	(36,342)
Net cash used in investing activities	(478,092)	(111,150)
Cash flows from financing activities
Principal payments on note payable	(351,362)	(75,797)
Line of credit borrowing	380,000	—
Dividends paid	(1,501,883)	(1,493,354)
Net cash used in financing activities	(1,473,245)	(1,569,151)
Net decrease in cash and cash equivalents	(352,207)	(211,059)
Cash, cash equivalents, and restricted cash, beginning of period	1,712,266	2,256,415
Cash, cash equivalents, and restricted cash, end of period	$1,360,059	$2,045,356
Supplemental schedule of cash flow information
Interest paid	$618,344	$628,403

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

The Company invests in self storage properties by acquiring stores through its wholly owned subsidiaries. At September 30, 2019, the Company owned and operated eleven self storage properties. The Company operates primarily in one segment:  rental operations.

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

The accompanying unaudited consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with GAAP for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The consolidated balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company has reviewed its tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on federal, state, and local income tax returns for open tax years (2016 – 2018), or is expected to be taken in the Company’s 2019 tax returns.

Legislation, commonly known as the Tax Cuts and Jobs Act (“TCJA”), was signed into law on December 22, 2017. The TCJA makes significant changes to the U.S. federal income tax rates for taxation of individuals and corporations (including REITs), generally effective for taxable years beginning after December 31, 2017.

Marketable Equity Securities

Investments in equity securities that have readily determinable fair values are accounted for equity securities measured at fair value. Gains or losses from changes in the fair value of equity securities are recorded in net income, until the investment is sold or otherwise disposed. The specific identification method is used to determine the realized gain or loss on investments sold or otherwise disposed.

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

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses generally consist of property tax accruals, unearned rental income, and trade payables. At September 30, 2019 and December 31, 2018, accounts payable and accrued expenses included a $900,000 contingent payment in connection with the purchase of a property made in 2016.

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

Stock-based Compensation

The measurement and recognition of compensation expense for all stock-based payment awards to employees are based on estimated fair values. Awards granted are valued at fair value and any compensation expense is recognized over the service periods of each award. For awards granted which contain a graded vesting schedule and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award. For awards granted for which vesting is subject to a performance condition, compensation cost is recognized over the requisite service period if and when the Company concludes it is probable that the performance condition will be achieved.

Loan Procurement Costs

In accordance with ASU No. 2015-03, Loan procurement costs, net are presented as a direct deduction from the carrying amount of the related debt liability. If there is not an associated debt liability recorded on the consolidated balance sheets, loan procurement costs related to the line of credit are recorded as an asset net of accumulated amortization. Loan procurement costs associated with the Company's revolving credit facility are shown as Line of credit issuance costs, net of amortization on the Company's consolidated balance sheets. The costs are amortized over the estimated life of the related debt.

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

3. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows

	September 30, 2019	December 31, 2018
Land	$5,493,814	$5,493,814
Buildings, improvements, and equipment	51,933,037	51,879,327
Construction in progress	519,198	94,816
Self storage properties	57,946,049	57,467,957
Less: Accumulated depreciation	(4,712,307)	(3,656,220)
Real estate assets, net	$53,233,742	$53,811,737

The Company began construction on the Millbrook, NY expansion in the second quarter of 2019, which, when completed, will add approximately 16,500 of gross square feet of all-climate-controlled units. As of September 30, 2019, development costs for this project has been capitalized and are reflected in real estate assets, net on the Company’s consolidated balance sheet. We currently anticipate that the construction project will proceed accordingly, with construction completion approximately nine to twelve months from project commencement. However, there is no guarantee that we will complete this project in this timeframe or at all.

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consisted of the following:

		Gross Unrealized
September 30, 2019	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,167,222	$—	$1,922,709
Total investment in marketable equity securities	$755,487	$1,167,222	$—	$1,922,709

		Gross Unrealized
December 31, 2018	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$812,120	$—	$1,567,607
Total investment in marketable equity securities	$755,487	$812,120	$—	$1,567,607

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

September 30, 2019	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,922,709	$—	$—	$1,922,709
Interest rate cap derivative	—	118	—	118
Total assets at fair value	$1,922,709	$118	$—	$1,922,827

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,567,607	$—	$—	$1,567,607
Interest rate cap derivative	—	4,889	—	4,889
Total assets at fair value	$1,567,607	$4,889	$—	$1,572,496

There were no assets transferred from level 1 to level 2 as of September 30, 2019. The Company did not have any assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of September 30, 2019.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their respective carrying values as of September 30, 2019. The aggregate carrying value of the Company’s debt was $19,838,149 as of September 30, 2019. The estimated fair value of the Company’s debt was approximately $20,100,000 as of September 30, 2019. This estimate was based on market interest rates for comparable obligations, general market conditions, and maturity. The Company’s debt is classified as level 2 of the fair value hierarchy.

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

The following table summarizes the terms of the Company’s derivative financial instrument as of September 30, 2019:

	Notional Amount			Effective	Maturity
Product	September 30, 2019	December 31, 2018	Strike	Date	Date
Cap Agreement	$7,500,000	$7,500,000	3.50% - 4.00%	12/24/2018	12/20/2021

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

The Company incurred loan procurement costs of $646,246 and such costs have been recorded net of the note payable on the consolidated balance sheet and are amortized as an adjustment to interest expense over the term of the loan. The Company recorded amortization expense of $10,342 and $10,588 for the three months ended September 30, 2019 and 2018, respectively, and $31,213 and $31,806 for the nine months ended September 30, 2019 and 2018, respectively.

The carrying value of the Company’s note payable is summarized as follows:

Note Payable	September 30, 2019	December 31, 2018
Principal balance outstanding	$19,458,149	$19,809,511
Less: Loan procurement costs, net	(509,048)	(540,261)
Total note payable, net	$18,949,101	$19,269,250

As of September 30, 2019, the note payable was secured by certain of its stores with an aggregate net book value of approximately $34.3 million.  The following table represents the future principal payment requirements on the note payable as of September 30, 2019:

2019	$159,736
2020	492,797
2021	513,857
2022	535,816
2023	558,714
2024 and thereafter	17,197,229
Total principal payments	$19,458,149

Revolving Line of Credit

On December 20, 2018, certain wholly owned subsidiaries (the “Subsidiaries”) of the Company entered into a revolving credit loan agreement (the “Agreement”) between the Subsidiaries and TCF National Bank (the “Lender”). Under the Agreement, the Subsidiaries are borrowing from the Lender in the principal amount of up to $10 million pursuant to a promissory note (the “Note”). The Note bears an interest rate equal to 3.00% over the One Month U.S. Dollar London Inter-Bank Offered Rate (effective rate 6.46%) and is due to mature on December 20, 2021. The obligations under the Agreement are secured by certain real estate assets owned by the Subsidiaries.

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

The Company incurred issuance costs of $477,981 and such costs are amortized as an adjustment to interest expense over the term of the loan. The Company recorded amortization expense of $39,832 and $0 for the three months ended September 30, 2019 and 2018, respectively, and $119,495 and $0 for the nine months ended September 30, 2019 and 2018, respectively. The outstanding loan balance under the Revolver was $380,000 as of September 30, 2019.

8. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$249,233	$89,368	$573,901	$543,969
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	7,646,875	7,623,182	7,639,588	7,620,747
Net effect of dilutive unvested restricted stock awards included for treasury stock method	5,382	3,104	1,286	1,022
Average number of common shares outstanding - diluted	7,652,257	7,626,286	7,640,874	7,621,769
Earnings per common share
Basic	$0.03	$0.01	$0.08	$0.07
Diluted	$0.03	$0.01	$0.08	$0.07

Common stock dividends totaled $502,385 ($0.065 per share) and $500,020 ($0.065 per share) for the three months ended September 30, 2019 and 2018, respectively, and $1,508,086 ($0.13 per share) and $1,495,307 ($0.13 per share) for the nine months ended September 30, 2019 and 2018, respectively.   The classification of these dividends for federal income tax purposes is expected to be determined after the Company’s fiscal year ending December 31, 2019.

9. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation (“Tuxis”), and their affiliates (collectively with the Company, the “Affiliates”). As of September 30, 2019, certain of the Affiliates owned approximately 7.2% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the IRC and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. Rent expense of concurrently used office space and overhead expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the IRC. The aggregate rent and overhead accrued and paid by the Company to Winco was $21,115 and $13,286 for the three months ended September 30, 2019 and 2018, respectively, and $57,798 and $37,619 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the Company had reimbursements payable to MMC and Winco for compensation and benefits and rent and overhead of $18,527.

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

The Company leases office space to Tuxis under a rental agreement. The terms of occupancy are month to month and automatically renew unless terminated by either party on ten days’ written notice. The monthly rental charge is $667 per month, due and payable on the first day of each month. For the three and nine months ended September 30, 2019, the total rent paid by Tuxis to the Company was $2,001 and $6,003, respectively.

10. CAPITAL STOCK

As of September 30, 2019, the Company was authorized to issue 450,000,000 shares of $0.01 par value common stock of which 7,729,006 had been issued and was outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, authorized, of which none has been issued.

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

On March 27, 2019, the Company approved restricted stock awards under the Plan to certain of its officers and employees in the aggregate amount of 28,755 shares, of which 15,025 shares are performance-based grants and 13,730 shares are time-based grants. The Company recorded $29,430 and $26,729 for the three months ended September 30, 2019 and 2018, respectively, and $135,320 and $54,041 for the nine months ended September 30, 2019 and 2018, respectively, of expense in general and administrative expense in its statement of operations related to restricted stock awards granted to certain officers and employees for the. At September 30, 2019, there was $189,630 and $127,829 of unrecognized compensation expense related to unvested Time-Based and Performance-Based restricted stock awards under the Plan, respectively. That cost is expected to be recognized over a weighted-average period of 2.69 and 2.91 years for Time-Based and Performance-Based awards, respectively. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

Time-Based Restricted Stock Grants

These time-based grants vest solely based on continued employment, with 6.25% of the shares eligible to vest on each three- month anniversary of the grant date during the remaining four-year time vesting period. Time-based restricted stock cannot be transferred during the vesting period. These time-based restricted stock grants entitle the holder to dividends paid by the Company on shares of its common stock.

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Stock	Fair Value
Unvested at December 31, 2018	47,228	$4.42
Granted	13,730	$3.94
Vested	(11,931)	$4.36
Forfeited	(4,961)	$4.15
Unvested at September 30, 2019	44,066	$4.32

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

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-based Stock Grants	Stock	Fair Value
Unvested at December 31, 2018	15,025	$4.42
Granted	27,613	$4.16
Vested	(10,357)	$4.42
Unvested at September 30, 2019	32,281	$4.20

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

The Company began construction on the Millbrook, NY expansion in the second quarter of 2019, which, when completed, will add approximately 16,500 of gross square feet of all-climate-controlled units. Under the terms of the 2016 Purchase Agreement with Tuxis, an additional $900,000 cash payment is due to Tuxis from the Company upon breaking ground and commencing construction, among other conditions. We currently anticipate that the construction project will proceed accordingly, with construction completion approximately nine to twelve months from project commencement. However, there is no guarantee that we will complete this project in this timeframe or at all.

13. SUBSEQUENT EVENTS

West Henrietta Property Acquisition

On October 4, 2019, we, through a wholly owned subsidiary, entered into a purchase agreement with Erie Station Storage, LLC, to acquire a self storage property located in West Henrietta, New York, or the West Henrietta Property, for the sum of approximately $6.2 million.  Below is a summary of key information regarding the West Henrietta Property:

Property	Address	Year Store Opened	Number of Units	Net Leaseable Square Feet	September 30, 2019 Square Foot Occupancy %
West Henrietta Property	75 Erie Station Road, West Henrietta, New York 14586	2016	458	46,850 (1)	74.4

(1)Does not include a potential expansion of the property of up to approximately 7,300 net leasable square feet that we may undertake if the acquisition of the property is completed.

While we expect to close on the acquisition of the West Henrietta Property by the end of the fourth quarter of 2019, the acquisition of the West Henrietta Property is subject to due diligence and the satisfaction of customary closing conditions, and there can be no assurances that these conditions will be satisfied or that the West Henrietta Property will close on the terms described in the purchase agreement, or at all.

Edmond Property Third-Party Management

On October 23, 2019, we signed our first self storage client under our new third-party management platform.  The 134,318-leasable square foot property, which will be rebranded as “Global Self Storage,” is comprised of 618 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

We believe that our third-party management platform will provide an additional revenue stream through management fees and tenant insurance premiums and will help expand our brand awareness, and may also allow us to build a captive acquisition pipeline.  We are actively marketing our third-party management platform to developers, single-property self storage operators, and small-portfolio self storage operators, and we believe these discussions may lead to the addition of new properties to our owned and/or third-party management portfolios.

Rights Offering

On October 25, 2019, we announced that we intend to conduct a rights offering (the “rights offering”) to our eligible stockholders for the purchase of up to approximately $11.6 million of newly issued shares of our common stock. A record date of November 18, 2019 has been set for the planned rights offering.  We intend to use the net proceeds from the rights offering to fund a portion of the purchase price of the West Henrietta Property and related expenses and/or to repay borrowings under our revolving credit facility.  We intend to use any remaining proceeds to fund acquisitions of other self storage properties, to fund expansions of our existing self storage properties, and for working capital and general corporate purposes.

Upon commencement of the planned rights offering, we will distribute non-transferable subscription rights to purchase shares of our common stock to each eligible holder of common stock as of the close of business on November 18, 2019. An effective registration statement on Form S-3 (File No. 333-227879) relating to these securities has been filed by us with the Securities and Exchange Commission (the “SEC”).  The rights offering will only be made by means of a prospectus.  A preliminary prospectus supplement relating to and describing the proposed terms of the rights offering has been filed with the SEC as a part of the registration statement and is available on the SEC’s web site. No rights will be distributed until the final terms of the rights offering, including the subscription price and the expiration date for the rights, have been set forth in a final prospectus supplement that has been filed with the SEC and distributed to our stockholder of our common stock as of the record date.

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

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible, and secure storage space for residential and commercial customers. The Company currently owns and operates, or manages, through its wholly owned subsidiaries, twelve stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma.

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

Financial Condition and Results of Operations

Our financing strategy is to minimize the cost of our capital in order to maximize the returns generated for our stockholders. For future acquisitions, the Company may use various financing and capital raising alternatives including, but not limited to, debt and/or equity offerings (including our planned rights offering), credit facilities, mortgage financing, and joint ventures with third parties.

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

On December 20, 2018, certain wholly owned subsidiaries (“Credit Facility Secured Subsidiaries”) of the Company entered into a revolving credit loan agreement (collectively, the “Credit Facility Loan Agreement”) between the Credit Facility Secured Subsidiaries and TCF National Bank (“Credit Facility Lender”). Under the Credit Facility Loan Agreement, the Credit Facility Secured Subsidiaries may borrow from the Credit Facility Lender in the principal amount of up to $10 million pursuant to a promissory note (the “Credit Facility Promissory Note”). The Credit Facility Promissory Note bears an interest rate equal to 3.00% over the One Month U.S. Dollar London Inter-Bank Offered Rate and is due to mature on December 20, 2021. The obligations under the Credit Facility Loan Agreement are secured by certain real estate assets owned by the Credit Facility Secured Subsidiaries. The Company entered into a guaranty of payment on December 20, 2018 (the “Credit Facility Guaranty,” and together with the Credit Facility Loan Agreement, the Credit Facility Promissory Note and related instruments, the “Credit Facility Loan Documents”) to guarantee the payment to Credit Facility Lender of certain obligations of the Credit Facility Secured Subsidiaries under the Credit Facility Loan Agreement. The Company and the Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Credit Facility Loan Documents. The Company also maintains a bank account at the Credit Facility Lender. The foregoing description is qualified in its entirety by the full terms and conditions of the Credit Facility Loan Documents, filed as Exhibits 10.1 and 10.2 to the Current Report on Form 8-K filed on December 21, 2018. As of September 30, 2019, we have withdrawn proceeds of $380,000 under the Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

As of September 30, 2019, we had capital resources totaling approximately $3.0 million, comprised of $1.1 million of cash and cash equivalents and $1.9 million of marketable securities. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores.

We have been actively reviewing a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not complete any acquisitions in the three months ended September 30, 2019.  See Note 13, Subsequent Events, for additional information related to the potential acquisition of the West Henrietta Property.

On October 23, 2019, we signed our first self storage client under our new third-party management platform.  The 134,318-leasable square foot property, which will be rebranded as “Global Self Storage,” is comprised of 618 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma. We believe that our third-party management platform will provide an additional revenue stream through management fees and tenant insurance premiums and will help expand our brand awareness, and may also allow us to build a captive acquisition pipeline. We are actively marketing our third-party management platform to developers, single-property self storage operators, and small-portfolio self storage operators, and we believe these discussions may lead to the addition of new properties to our owned and/or third-party management portfolios. In addition, we may pursue third-party management opportunities owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities.

Results of Operations for the Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018

Revenues

Total revenues increased from $2,058,153 during the three months ended September 30, 2018 to $2,187,247 during the three months ended September 30, 2019, an increase of $129,094, or 6.3%. Rental income increased from $1,988,133 during the three months ended September 30, 2018 to $2,115,053 during the three months ended September 30, 2019, an increase of $126,920, or 6.4%. The increase was primarily attributable to the additional income from the Merrillville expansion and increases in rental rates.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $70,020 during the three months ended September 30, 2018 to $72,194 during the three months ended September 30, 2019, an increase of $2,174, or 3.1%. This increase was primarily attributable to increased insurance participation.

Operating Expenses

Total operating expenses increased from $1,586,6375 during the three months ended September 30, 2018 to $1,827,051 during the three months ended September 30, 2019, an increase of $240,414, or 15.2%, which was primarily attributable to increased store property tax expenses and increases in certain general and administrative expenses. Store operating expenses increased from $785,795 during the three months ended September 30, 2018 to $869,231 during the three months ended September 30, 2019, an increase of $83,436, or 10.6%, which was primarily attributable to increased store property tax expenses.

Depreciation and amortization increased from $349,507 during the three months ended September 30, 2018 to $351,711 during the three months ended September 30, 2019, an increase of $2,204, or 0.6%.

General and administrative expenses increased from $436,335 during the three months ended September 30, 2018 to $533,418 during the three months ended September 30, 2019, an increase of $97,083, or 22.2%. The increase in the general and administrative expenses during the period are primarily attributable to increased employee compensation expenses and increased legal expenses attributable to store acquisition activities.

Business development, capital raising, store acquisition, and third-party management marketing expenses increased from $15,000 during the three months ended September 30, 2018 to $72,691 during the three months ended September 30, 2019. These costs primarily consist of consulting costs in connection with business development, capital raising, and future potential store acquisitions, and third-party management marketing expenses. The increase is primarily attributable to the recording of expenses related to potential store acquisitions and third-party management marketing expenses. Business development costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

Operating income decreased from $471,516 during the three months ended September 30, 2018 to $360,196 during the three months ended September 30, 2019, a decrease of $111,320, or 23.6%. The decrease in operating income was primarily attributable to an increase in store property tax expenses and increases in certain general and administrative expenses.

Other income (expense)

Interest expense on loans increased from $219,792 during the three months ended September 30, 2018 to $255,963 during the three months ended September 30, 2019. This increase was attributable to the amortization of credit revolver issuance costs over the course of its three-year term and interest expense on funds drawn on the credit revolver. The cash payments for the $20 million loan remain the same every month until June 2036.

Dividend, interest, and other income was $17,665 during the three months ended September 30, 2018 and $17,180 during the three months ended September 30, 2019.

Unrealized loss on marketable equity securities was $180,021 during the three months ended September 30, 2018 and the unrealized gain on marketable equity securities was $127,820 during the three months ended September 30, 2019.

Net income (loss)

For the three months ended September 30, 2018, net income was $89,368, or $0.01 per fully diluted share. For the three months ended September 30, 2019, net income was $249,233, or $0.03 per fully diluted share.

Results of Operations for the Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018

Revenues

Total revenues increased from $6,039,768 during the nine months ended September 30, 2018 to $6,442,445 during the nine months ended September 30, 2019, an increase of $402,677, or 6.7%. Rental income increased from $5,844,286 during the nine months ended September 30, 2018 to $6,231,190 during the nine months ended September 30, 2019, an increase of $386,904, or 6.6%. The increase was primarily attributable to the additional income from the Merrillville expansion and increases in rental rates.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $195,482 during the nine months ended September 30, 2018 to $211,255 during the nine months ended September 30, 2019, an increase of $15,773, or 8.1%. This increase was primarily attributable to increased insurance participation.

Operating Expenses

Total operating expenses increased from $4,889,801 during the nine months ended September 30, 2018 to $5,502,238 during the nine months ended September 30, 2019, an increase of $612,437, or 12.5%, which was primarily attributable to increased store property tax expenses and increases in certain general and administrative expenses. Store operating expenses increased from $2,459,160 during the nine months ended September 30, 2018 to $2,706,109 during the nine months ended September 30, 2019, an increase of $246,949, or 10.0%, which was primarily attributable to increased store property tax expenses.

Depreciation and amortization increased from $1,047,553 during the nine months ended September 30, 2018 to $1,056,087 during the nine months ended September 30, 2019, an increase of $8,534, or 0.8%.

General and administrative expenses increased from $1,358,088 during the nine months ended September 30, 2018 to $1,644,057 during the nine months ended September 30, 2019, an increase of $285,969, or 21.1%. The increase in the general and administrative expenses during the period are primarily attributable to increased employee compensation expenses, including stock-based compensation and increased legal expenses attributable to store acquisition activities.

Business development, capital raising, store acquisition, and third-party management marketing expenses increased from $25,000 during the nine months ended September 30, 2018 to $95,985 during the nine months ended September 30, 2019. The increase is primarily attributable to the recording of expenses related to potential store acquisitions and third-party management marketing expenses. Business development, capital raising, and store acquisition-related costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

Operating income decreased from $1,149,967 during the nine months ended September 30, 2018 to $940,207 during the nine months ended September 30, 2019, a decrease of $209,760, or 18.2%.  The decrease in operating income was primarily attributable to an increase in store property tax expenses and increases in certain general and administrative expenses.

Other income (expense)

Interest expense on loans increased from $660,209 during the nine months ended September 30, 2018 to $773,234 during the nine months ended September 30, 2019.  This increase was attributable to the amortization of credit revolver issuance costs over the course of its three-year term and interest expense on funds drawn on the credit revolver. The cash payments for the $20 million loan remain the same every month until June 2036.

Dividend, interest, and other income was $58,790 during the nine months ended September 30, 2018 and $51,826 during the nine months ended September 30, 2019. The decrease was primarily attributable to a nonrecurring receipt of $6,964 relating to a class action claim originating prior to the Company deregistering as an investment company.

Unrealized gain on marketable equity securities was $355,102 during the nine months ended September 30, 2019 and the unrealized loss on marketable equity securities was $4,579 during nine months ended September 30, 2018.

Net income (loss)

For the nine months ended September 30, 2018, the net income was $543,969, or $0.07 per fully diluted share. For the nine months ended September 30, 2019, the net income was $573,901, or $0.08 per fully diluted share.

Distributions and Closing Market Prices

Distributions for the three months ended September 30, 2019 and 2018 each totaled $0.065 per share, respectively. The Company’s closing market price as of September 30, 2019 and September 30, 2018 were $4.76 and $4.19, respectively. Past performance does not guarantee future results.

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

Self Storage Portfolio

The following discussion and analysis of our same-store self storage operations are presented on a comparative basis for the nine months ended September 30, 2019.

GLOBAL SELF STORAGE STORES

		Year Store	Number	Net Leasable	September 30, 2019 Square Foot	September 30, 2018 Square Foot
Property	Address	Opened / Acquired	of Units	Square Feet	Occupancy %	Occupancy %
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	799	113,700	94.5%	92.9%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,408	88.1%	93.7%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	94.2%	92.2%
SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	408	82,011	94.5%	94.1%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	730	98,265	91.2%	94.4%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	567	80,570	92.6%	94.8%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	140	12,676	92.8%	94.5%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	634	68,096	95.4%	93.4%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	689	78,847	95.3%	92.7%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	556	73,300	87.3%	92.0%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	249	43,210	90.8%	88.3%
TOTAL/AVERAGE SAME-STORES			5,606	767,672	92.8%	93.1%

TOTAL/AVERAGE ALL STORES			5,606	767,672	92.8%	93.1%

Each store is directly owned by the Company’s wholly owned subsidiary listed in the table.

Certain stores’ leasable square feet in the chart above includes outside auto/RV/boat storage space: approximately 13,000 square feet at SSG Sadsbury LLC; 15,700 square feet at SSG Bolingbrook LLC; 9,000 square feet at SSG Dolton LLC; 1,000 square feet at SSG Merrillville LLC; 7,200 square feet at SSG Summerville II LLC and 8,750 square feet at SSG Clinton LLC. For SSG Lima LLC, included is approximately 12,683 square feet of non-storage commercial and student housing space. Approximately 33% of our total available units are climate-controlled, 59% are traditional, and 8% are parking. See Note 13, Subsequent Events, for additional information related to the potential acquisition of the West Henrietta Property.

Self Storage Operations

At September 30, 2019, we owned eleven same-store properties and no non same-store properties.

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions, or new ground-up developments. At September 30, 2019, we owned eleven same-store properties and no non same-store properties. The Company believes that, by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, and NOI, stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions, or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy at September 30, 2019 decreased by 0.3% to 92.8% from 93.1% at September 30, 2018. This includes the impact from the Merrillville, IN expansion project completed in January 2018.

We grew our top-line results by increasing same-store revenues by 6.3% and 6.7% for the three and nine months ended September 30, 2019, respectively, versus the same periods in 2018. Same-store cost of operations increased by 10.6% and 10.0% for the three and nine months ended September 30, 2019, respectively, versus the same periods in 2018. Same-store NOI increased by 3.6% and 4.3% for the three and nine months ended September 30, 2019, respectively, versus the same periods in 2018. The increase in same-store NOI was due primarily to an increase in rental and occupancy rates and the successful lease-up of our Merrillville store expansion.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped our same-store overall average occupancy maintain at or around 93% as of September 30, 2019. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty, resulting in strong referral and word-of-mouth market demand for our storage units and services. Another contributing factor to our results was our competitor move-in rate metrics analysis which employs internet data scraping and other methods to help keep our storage unit move-in rates “in the market,” and our revenue rate management program which helped increase existing tenant rates while maintaining or building store occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months Ended September 30,	2019	2018	Variance	% Change
Revenues	$2,187,247	$2,058,153	$129,094	6.3%
Cost of operations	$869,231	$785,795	$83,436	10.6%
Net operating income	$1,318,016	$1,272,358	$45,658	3.6%
Depreciation and amortization	$300,514	$298,364	$2,150	0.7%
Net leasable square footage at period end*	767,672	765,257	2,415	0.3%
Net leased square footage at period end	712,686	712,395	291	0.0%
Overall square foot occupancy at period end	92.8%	93.1%	-0.3%	-0.3%
Total annualized revenue per leased square foot	$12.28	$11.56	$0.72	6.2%
Total available leasable storage units*	5,606	5,623	(17)	-0.3%
Number of leased storage units	5,094	5,113	(19)	-0.4%

SAME - STORE PROPERTIES

Nine Months Ended September 30,	2019	2018	Variance	% Change
Revenues	$6,442,445	$6,039,768	$402,677	6.7%
Cost of operations	$2,706,109	$2,459,160	$246,949	10.0%
Net operating income	$3,736,336	$3,580,608	$155,728	4.3%
Depreciation and amortization	$902,550	$894,125	$8,425	0.9%
Net leasable square footage at period end*	767,672	765,257	2,415	0.3%
Net leased square footage at period end	712,686	712,395	291	0.0%
Overall square foot occupancy at period end	92.8%	93.1%	-0.3%	-0.3%
Total annualized revenue per leased square foot	$12.05	$11.30	$0.75	6.6%
Total available leasable storage units*	5,606	5,623	(17)	-0.3%
Number of leased storage units	5,094	5,113	(19)	-0.4%

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

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$249,233	$89,368	$573,901	$543,969
Adjustments:
General and administrative	533,418	436,335	1,644,057	1,358,088
Depreciation and amortization	351,711	349,507	1,056,087	1,047,553
Business development	72,691	15,000	95,985	25,000
Dividend, interest, and other income	(17,180)	(17,665)	(51,826)	(58,790)
Unrealized gain on marketable equity securities	(127,820)	180,021	(355,102)	4,579
Interest expense	255,963	219,792	773,234	660,209
Total same-store net operating income	$1,318,016	$1,272,358	$3,736,336	$3,580,608

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Same-store revenues	$2,187,247	$2,058,153	$6,442,445	$6,039,768
Same-store cost of operations	869,231	785,795	2,706,109	2,459,160
Total same-store net operating income	$1,318,016	$1,272,358	$3,736,336	$3,580,608

Analysis of Same-Store Revenue

For the three and nine months ended September 30, 2019, same-store revenue increased 6.3%, or $129,094, and 6.7%, or $402,677, respectively, versus the same periods in 2018, which was attributable to, among other things, additional income from rental income growth, the successful lease-up of our Merrillville store expansion, and increased insurance participation. Same-store average overall square foot occupancy for all of the Company’s stores combined decreased to 92.8% at September 30, 2019, slightly down from 93.1% at September 30, 2018.

We believe that our focus on high occupancy helps us to maximize rental income at our properties. We seek to maintain an average square foot occupancy level at or above 90% by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our online marketing efforts in seeking to generate sufficient move-in volume to replace tenants that vacate. Demand may fluctuate due to various local and regional factors, including the overall economy. Demand is generally higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants are typically higher in the summer months than in the winter months.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of September 30, 2019, our average tenant duration of stay was approximately 3.1 years, up from approximately 2.9 years as of September 30, 2018.

Analysis of Same-Store Cost of Operations

For the three and nine months ended September 30, 2019, same-store cost of operations increased 10.6%, or $83,436, and 10.0%, or $246,949, respectively, versus the same periods in 2018. This increase in same-store cost of operations was due primarily to increased store property taxes, store level employment costs, and increased advertising and marketing expenses, which were partially offset by reduced general and administrative expenses.

On-site store manager, regional manager, and district manager payroll expense decreased 6.3%, or $16,375, and increased 3.3%, or $25,361, for the three and nine months ended September 30, 2019, respectively, versus the same periods in 2018. The decrease during the third quarter of 2019 compared to the third quarter of 2018, was due primarily to lower wage and administration expenses attributable to routine employee departures. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores.

Store property tax expense increased 37.5%, or $92,334, and 34.1%, or $254,262, for the three and nine months ended September 30, 2019, respectively, versus the same periods in 2018, primarily due to (i) higher assessed values, and (ii) the loss of our Class 8 tax incentive and subsequent property tax increase at SSG Dolton LLC. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail. When compared to store property tax expense for the three months ended September 30, 2019, we currently expect store property tax expense to remain consistent for the remainder of 2019.

Repairs and maintenance expense increased 55.7%, or $16,271, and 22.6%, or $20,985, for the three and nine months ended September 30, 2019, respectively, versus the same periods in 2018.  These expenses increased during the third quarter of 2019 compared to the third quarter of 2018 primarily due to an increase in one-off maintenance expenses, including sealcoating the pavement at our Merrillville, IN property.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utilities expense decreased 0.8%, or $419, and 4.7%, or 8,654, for the three and nine months ended September 30, 2019, respectively, versus the same periods in 2018, primarily due to lower energy usage during the third quarter of 2019 compared to the third quarter of 2018 at most of our stores. This decrease was also the result of lower electricity usage due to our LED light replacement program. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in slightly higher net utility costs in the remainder of 2019.

Landscaping expenses, which include snow removal costs, increased 24.2%, or $ 5,341, and 1.4%, or $ 1,315, for the three and nine months ended September 30, 2019, respectively, versus the same periods in 2018, primarily due to one-off landscaping expenses associated with the creation of a swale at our Summerville I property. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in the remainder of 2019, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 11.5%, or $7,394, and 2.9%, or $5,416, for the three and nine months ended September 30, 2019, respectively, versus the same periods in 2018, primarily due to decreased marketing costs and internet advertising expenses. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a nominal rate in the remainder of 2019.

Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. General expenses increased 3.7%, or $2,223, and decreased 0.9%, or $1,922, for the three and nine months ended September 30, 2019, respectively, versus the same periods in 2018. These expenses increased during the third quarter of 2019 compared to the third quarter of 2018 primarily due to increased expenses for entity registration costs, interest services, and office supplies. Administrative expenses increased 11.4%, or $16,684, and decreased 1.9%, or $9,808, for the three and nine months ended September 30, 2019, respectively, versus the same periods in 2018.

We experienced an increase in administrative expenses in the third quarter of 2019 compared to the third quarter of 2018 due primarily to higher repairs and maintenance expense, which was offset by our successful efforts to obtain more competitive credit card fee pricing. We currently expect moderate increases in direct store costs during the remainder of 2019.

Depreciation and amortization increased 0.7%, or $2,149, and 0.9%, or $8,424, for the three and nine months ended September 30, 2019, respectively, versus the same periods in 2018.

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

Analysis of Global Self Storage FFO and AFFO

The following tables present reconciliation and computation of net income to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$249,233	$89,368	$573,901	$543,969
Eliminate items excluded from FFO:
Unrealized loss (gain) on marketable equity securities	(127,820)	180,021	(355,102)	4,579
Depreciation and amortization	351,711	349,507	1,056,087	1,047,553
FFO attributable to common stockholders	473,124	618,896	1,274,886	1,596,101
Adjustments:
Compensation expense related to stock-based awards	29,430	26,729	135,320	54,041
Business Development, Capital Raising, Store Acquisition, and Third-Party Management Marketing Expenses	72,691	15,000	95,985	25,000
AFFO attributable to common stockholders	$575,245	$660,625	$1,506,191	$1,675,142

Earnings per share attributable to common stockholders - basic	$0.03	$0.01	$0.08	$0.07
Earnings per share attributable to common stockholders - diluted	$0.03	$0.01	$0.08	$0.07
FFO per share - diluted	$0.06	$0.08	$0.17	$0.21
AFFO per share - diluted	$0.08	$0.09	$0.20	$0.22

Weighted average shares outstanding - basic	7,646,875	7,623,182	7,639,588	7,620,747
Weighted average shares outstanding - diluted	7,652,257	7,626,286	7,640,874	7,621,769

Analysis of Global Self Storage Store Expansions and Redevelopment Operations

In addition to actively reviewing a number of store and portfolio acquisition opportunities, we have been working to further develop and expand our current stores.

At our Merrillville, IN store in January 2018, all site work, construction, and final inspections and approvals of the expansion project in Merrillville, IN were completed. This expansion has added three new traditional drive-up storage unit buildings totaling 13,300 leasable square feet. The project cost approximately $400,000, which equates to $30 per square foot. After the construction was completed, taking into account the additional leasable square feet, total entire store occupancy dropped from 92.6% to 78.1%. As of September 30, 2019, 95% of the three-building expansion leasable square feet had been leased and total entire store occupancy as of September 30, 2019 was 92.6%.

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

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains and losses on the Company’s investment in marketable equity securities for the nine months ended September 30, 2019 and 2018 were a gain of $355,102 and loss of $4,579, respectively. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we may liquidate our investment in marketable equity securities and potentially realize gains or losses. As of September 30, 2019, our unrealized gain on marketable equity securities was $1,167,222. There were no realized gains or losses for the nine months ended September 30, 2019.

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

101. The following materials from Global Self Storage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Financial Statements.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: November 14, 2019	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: November 14, 2019	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)