Form 10-K
period 2019-12-31
Global Self Storage, Inc.
filed 2020-03-30
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Donald Klimoski II, Esq.

Global Self Storage, Inc.

11 Hanover Square, 12th Floor

New York, NY 10005

(212) 785-0900

(Address of principal executive officers, including zip code, and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered or to be registered
Common Stock, $0.01 par value	SELF	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $26,953,819 based upon the closing price of the shares on the Nasdaq Capital Market on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of March 16, 2020, was 9,330,297.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in connection with the registrant’s annual stockholders’ meeting to be held in 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information presented in this Annual Report on Form 10-K (this “annual report”) may contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning the Company’s plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes,” “plans,” “intends,” “expects,” “estimates,” “may,” “will,” “should,” or “anticipates,” or the negative of such terms or other comparable terminology, or by discussions of strategy. All forward-looking statements by the Company involve known and unknown risks, uncertainties and other factors, many of which are beyond the control of the Company, which may cause the Company’s actual results to be materially different from those expressed or implied by such statements. The Company may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by the Company or on its behalf, are also expressly qualified by these cautionary statements. All forward-looking statements, including without limitation, the Company’s examination of historical operating trends and estimates of future earnings, are based upon the Company’s current expectations and various assumptions. The Company’s expectations, beliefs and projections are expressed in good faith and it believes there is a reasonable basis for them, but there can be no assurance that the Company’s expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. Except as required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

•	risk of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with challenges to intercompany transactions with our taxable REIT subsidiaries;
•	changes in federal or state tax laws related to the taxation of REITs, which could impact our status as a REIT;

•	increases in taxes, fees and assessments from state and local jurisdictions;
•	security breaches or a failure of our networks, systems or technology;
•	our ability to obtain and maintain financing arrangements on favorable terms;
•	market trends in our industry, interest rates, the debt and lending markets or the general economy;
•	the timing of acquisitions and our ability to execute on our acquisition pipeline;
•	general volatility of the securities markets in which we participate;
•	changes in the value of our assets;
•	changes in interest rates and the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•	our ability to continue to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;
•	availability of qualified personnel;
•	difficulties in raising capital at a reasonable cost;
•	fiscal policies or inaction at the U.S. federal government level, which may lead to federal government shutdowns or negative impacts on the U.S economy;
•	estimates relating to our ability to make distributions to our stockholders in the future; and
•	economic uncertainty due to the impact of terrorism, infectious or contagious diseases or pandemics, or war.

PART I

Item 1.	Business.

General

Global Self Storage, Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible, and secure storage space for residential and commercial customers. As of December 31, 2019, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

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

Business Activities

As of December 31, 2019, the Company had 33 total employees and owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores. As of December 31, 2019, these properties totaled 953,850 net leasable square feet and offered 6,684 storage units. In addition to traditional and climate-controlled units, many of the properties feature both covered and outside auto/RV/boat storage. The Company invests in stores by acquiring stores through its wholly owned subsidiaries and operates primarily in one segment: rental operations.

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
•

continue to implement and refine our digital, drive-by, and referral marketing programs in seeking to attract more and higher quality (e.g., credit card paying) customers to our stores at a lower net cost; and

•	continue to pursue the acquisition of single stores and small portfolios that we believe can add stockholder value.

Our stores are generally located in densely populated and high traffic areas near major roads and highways. All of our stores display prominent road signage and most feature LED marquee boards describing the store features and move-in rent specials. Our stores are generally located in areas with strict zoning laws and attentive planning boards which make it difficult for our competition to develop new properties near ours. As we evaluate potential stores for acquisition, we seek stores in areas with these high barriers to entry.

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

In seeking to maximize the performance of our stores, we employ our proprietary revenue rate management systems which help us to analyze, adjust, and set our move-in and existing tenant rental rates on a real-time basis across our portfolio. Among other technologies, we employ internet data scraping of our local competitors’ move-in rental rates to help enable us to proactively respond and take advantage of changing market conditions across our store portfolio. Our operating results typically depend significantly on our ability to manage our storage units’ rental rates, to respond in a timely manner to prospective tenant inquiries, and to lease available storage units, and on the ability of our tenants to make required storage unit rental payments.

We have registered the trademark and developed the brand “Global Self Storage.” We have developed a corporate logo and have incorporated it on all of our on-site signage, advertising and other marketing materials. This branding process has included the creation and development of the www.GlobalSelfStorage.us website, whereby prospective customers can rent a storage unit or learn about the features of any of our self storage properties. We continue to develop the Global Self Storage internet presence through advertising and search engine optimization. We solicit tenant reviews for posting to the “Testimonials” section of our website and encourage others to view these reviews. We have found referrals of current tenants to be a reliable source of new tenants. Existing self storage customers may also pay their storage unit rent online through www.GlobalSelfStorage.us.

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

Our Acquisition Strategy

General

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

We continue to review available acquisition opportunities with the awareness that, should interest rates decrease, resulting store capitalization rates may also decrease and store prices may begin to increase. We will seek to continue to employ our strict acquisition underwriting standards and remain a disciplined buyer and only execute acquisitions where we believe that our management techniques and innovations can strengthen our portfolio and increase stockholder value. For future acquisitions, the Company may continue to use various financing and capital raising alternatives including, but not limited to, debt and/or equity offerings (such as our recent rights offering that closed in the fourth quarter of 2019), credit facilities, mortgage financing, and joint ventures with third parties.

We continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores.

Recent Acquisitions

On November 19, 2019, we completed the acquisition of Erie Station Storage, a self storage property located in West Henrietta, NY, for $6.2 million dollars (the “West Henrietta Property”). The West Henrietta Property is located in the growing upstate suburban community of West Henrietta, New York, is near the Rochester Institute of Technology, and is approximately 11 miles from an existing Global Self Storage property in Gates, New York (a western suburb of Rochester). As of December 31, 2019, the West Henrietta Property featured seven buildings with a total of 452 storage units and 48,250 net leasable square feet. Storage options include both drive up access and climate-controlled units. The West Henrietta Property also has immediate expansion potential with an approved permit to commence construction of a 7,300 net leasable square feet self storage building.

Our Financing Strategy

Our financing strategy is to minimize the cost of our capital in order to maximize the returns generated for our stockholders.

On June 24, 2016, certain of our wholly owned subsidiaries (“Term Loan Secured Subsidiaries”) entered into a loan agreement and certain other related agreements (collectively, the “Term Loan Agreement”) between the Term Loan Secured Subsidiaries and Insurance Strategy Funding IV, LLC (the “Term Loan Lender”). Under the Term Loan Agreement, the Term Loan Secured Subsidiaries borrowed from Term Loan Lender the principal amount of $20 million pursuant to a promissory note (the “Term Loan Promissory Note”). The Term Loan Promissory Note bears interest at a rate equal to 4.192% per annum and is due to mature on July 1, 2036. Pursuant to a security agreement (the “Term Loan Security Agreement”), the obligations under the Term Loan Agreement are secured by certain real estate assets owned by the Term Loan Secured Subsidiaries. J.P. Morgan Investment Management, Inc. acted as Special Purpose Vehicle Agent of the Term Loan Lender. We entered into a non-recourse guaranty (the “Term Loan Guaranty” and together with the Term Loan Agreement, the Term Loan Promissory Note and the Term Loan Security Agreement, the “Term Loan Documents”) on June 24, 2016 to guarantee the payment to the Term Loan Lender of certain obligations of the Term Loan Secured Subsidiaries under the Term Loan Agreement. We have used some of the proceeds from the Term Loan Agreement to acquire four additional self storage properties.

On December 20, 2018, certain of our wholly owned subsidiaries (“Credit Facility Secured Subsidiaries”) entered into a revolving credit loan agreement (collectively, the “Credit Facility Loan Agreement”) between the Credit Facility Secured Subsidiaries and TCF National Bank (“Credit Facility Lender”). Under the Credit Facility Loan Agreement, the Credit Facility Secured Subsidiaries may borrow from the Credit Facility Lender in the principal amount of up to $10 million pursuant to a promissory note (the “Credit Facility Promissory Note”). The Credit Facility Promissory Note bears an interest rate equal to 3.00% over the One Month U.S. Dollar London Inter-Bank Offered Rate and is due to mature on December 20, 2021. The obligations under the Credit Facility Loan Agreement are secured by certain real estate assets owned by the Credit Facility Secured Subsidiaries. We entered into a guaranty of payment on December 20, 2018 (the “Credit Facility Guaranty,” and together with the Credit Facility Loan Agreement, the Credit Facility Promissory Note and related instruments, the “Credit Facility Loan Documents”) to guarantee the payment to the Credit Facility Lender of certain obligations of the Credit Facility Secured Subsidiaries under the Credit Facility Loan Agreement. As of December 31, 2019, we have withdrawn proceeds of $4,914,000 under the Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

On December 18, 2019, we completed our previously announced rights offering (the “rights offering”), which expired on December 13, 2019. At the closing of the rights offering, the Company sold and issued an aggregate of 1,601,291 shares of the Company’s common stock (“common stock”) at the subscription price of $4.18 per whole share of common stock, pursuant to the exercise of subscriptions and oversubscriptions from the Company’s stockholders. The Company raised aggregate gross proceeds of approximately $6.7 million in the rights offering.

Our Third-Party Management Platform

On October 23, 2019, we signed our first self storage client under our third-party management platform. As of December 31, 2019, the property, which was rebranded as “Global Self Storage,” had 136,718-leasable square feet and was comprised of 617 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

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

Regulation

General

Generally, self storage properties are subject to various laws, ordinances and regulations, including those relating to lien sale rights and procedures, public accommodations, insurance, and the environment. Changes in any of these laws, ordinances or regulations could increase the potential liability existing or created by tenants or others on our properties. Laws, ordinances, or regulations affecting development, construction, operation, upkeep, safety and taxation requirements may result in significant unanticipated expenditures, loss of self storage sites or other impairments to operations, which would adversely affect our cash flows from operating activities.

Under the Americans with Disabilities Act of 1990 (the “ADA”), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. For additional information on the ADA, see “Item 1A. Risk Factors—Risks Related to Our Business—Costs associated with complying with the ADA may result in unanticipated expenses.”

Insurance activities are subject to state insurance laws and regulations as determined by the particular insurance commissioner for each state in accordance with the McCarran-Ferguson Act, as well as subject to the

Gramm-Leach-Bliley Act and the privacy regulations promulgated by the Federal Trade Commission pursuant thereto.

Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state laws, we may be required to investigate and remediate regulated hazardous materials at one or more of our properties. For additional information on environmental matters and regulation, see “Item 1A. Risk Factors—Risks Related to Our Business—Extensive environmental regulation to which we are subject creates uncertainty regarding future environmental expenditures and liabilities.”

Property management activities are often subject to state real estate brokerage laws and regulations as determined by the particular real estate commission for each state.

REIT Qualification

We have elected and we believe that we have qualified to be taxed as a REIT under the Code, commencing with our taxable year ended on December 31, 2013. We generally will not be subject to U.S. federal income tax on our net taxable income to the extent that we distribute annually all of our net taxable income to our stockholders and maintain our qualification as a REIT. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and we expect that our intended manner of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT. To qualify, and maintain our qualification, as a REIT, we must meet on a continuing basis, through our organization and actual investment and operating results, various requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we still may be subject to some U.S. federal, state and local taxes on our income or assets. In addition, subject to maintaining our qualification as a REIT, a portion of our business is conducted through, and a portion of our income is earned by, one or more taxable REIT subsidiaries (“TRSs”), which are subject to U.S. federal corporate income tax at regular rates. Distributions paid by us generally will not be eligible for taxation at the preferential U.S. federal income tax rates that currently apply to certain distributions received by individuals from taxable corporations, unless such distributions are attributable to dividends received by us from a TRS.

U.S. Federal Income Tax Legislation

On December 22, 2017, Congress enacted H.R. 1, also known as the Tax Cuts and Jobs Act of 2017 (“TCJA”). The TCJA made major changes to the Internal Revenue Code, including the reduction of the tax rates applicable to individuals and subchapter C corporations, a reduction or elimination of certain deductions (including new limitations on the deductibility of interest expense), permitting immediate expensing of capital expenditures and significant changes in the taxation of earnings from non-U.S. sources. While the IRS has issued guidance pertaining to certain aspects of the TCJA, other aspects of the TCJA remain unclear, and additional administrative guidance is still required in order to fully evaluate the effect of many provisions. While we do not currently expect this reform to have a significant impact to the Company’s consolidated financial statements, stockholders are urged to consult with their tax advisors regarding the effects of the TCJA or other legislative, regulatory or administrative developments on an investment in the Company’s common stock.

Competition

We compete with many other entities engaged in real estate investment activities for customers and acquisitions of self storage properties and other assets, including national, regional, and local owners, operators, and developers of self storage properties. We compete based on a number of factors including location, rental rates, security, suitability of the property’s design to prospective tenants’ needs, and the manner in which the property is operated and marketed. We believe that the primary competition for potential customers comes from other self storage properties within a three to five mile radius from our stores. We have positioned our properties within their respective markets as high-quality operations that emphasize tenant convenience, security, and professionalism.

We also may compete with numerous other potential buyers when pursuing a possible property for acquisition, which can increase the potential cost of a project. These competing bidders also may possess greater resources than us and therefore be in a better position to acquire a property.

Our primary national competitors in many of our markets for both tenants and acquisition opportunities include local and regional operators, institutional investors, private equity funds, as well as the other public self storage REITs. These entities also seek financing through similar channels to the Company. Therefore, we will continue to compete for institutional investors in a market where funds for real estate investment may decrease.

Available Information

The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Additional information about the Company, not contained in this annual report or made a part hereof, may be found at www.GlobalSelfStorage.us. The information on our website is not intended to form a part of or be incorporated by reference into this annual report.

Item 1A.	Risk Factors.

Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the following risk factors, together with the other information contained in this annual report. Any of these risks described could materially adversely affect our business, financial condition, liquidity, results of operations, tax status or ability to make distributions to our stockholders. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations. If this were to happen, the price of our securities could decline significantly, and you could lose a part or all of your investment.

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
•

periods of economic slowdown or recession, rising interest rates, or declining demand for self storage or the public perception that any of these events may occur could result in a general decline in rental rates or new rentals or an increase in tenant defaults; and

•	actual or perceived oversupply or declining demand for self storage in a particular area.

The outbreak of highly infectious or contagious diseases, including the current outbreak of the novel coronavirus (“COVID-19”), could materially and adversely impact our business, financial condition, results of operations and cash flows. Further, the spread of COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 100 countries, including every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession.

Outbreaks of pandemic or contagious diseases, such as the current outbreak of COVID-19, could materially and adversely affect our business, financial condition, results of operations and cash flows due to, among other factors, (i) a general decline in business activity and demand for self storage would adversely affect our ability or desire to grow our portfolio; (ii) potential negative impact on the health of our personnel, particularly if a significant number of them are impacted; (iii) difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants’ ability to meet their obligations to us; and (iv) a deterioration in our ability to operate in affected areas or delays in the supply of products or services to us from vendors that are needed for our efficient operations. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our business, financial condition, results of operations and cash flows.

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

Costs associated with complying with the ADA may result in unanticipated expenses.

Our self storage properties also are subject to risks related to changes in, and changes in enforcement of, federal, state and local laws, regulations and governmental policies, including fire and safety requirements, health, zoning and tax laws, governmental fiscal policies and the ADA. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Further, compliance with the ADA and other regulations may require us to make unanticipated expenditures that could significantly reduce cash available for distribution to stockholders. A failure to comply with the ADA or similar state laws could lead to government imposed fines on us and/or litigation, which could also involve an award of damages to individuals affected by the noncompliance. Such noncompliance also could result in an order to correct any noncomplying feature, which could result in substantial capital expenditures.

Extensive environmental regulation to which we are subject creates uncertainty regarding future environmental expenditures and liabilities.

Under environmental regulations such as CERCLA, owners and operators of real estate may be liable for the costs of investigating and remediating certain hazardous substances or other regulated materials on or in such property. Such laws often impose liability, without regard to knowledge or fault, for removal or remediation of hazardous substances or other regulated materials upon owners and operators of contaminated property, even after they no longer own or operate the property. Moreover, the past or present owner or operator of a property from which a release emanates could be liable for any personal injuries or property damages that may result from such releases, as well as any damages to natural resources that may arise from such releases. The presence of such substances or materials, or the failure to properly remediate such substances, may adversely affect the owner’s or operator’s ability to lease, sell or rent such property or to borrow using such property as collateral.

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

Management has limited prior experience operating a REIT. The REIT provisions of the Code are complex and the failure to comply with those provisions could cause us to fail to qualify as a REIT or could force us to pay unexpected taxes and penalties. Managing a portfolio of self storage properties under such constraints may hinder our ability to achieve our objectives. We have elected to qualify as a REIT under the Code, commencing with our taxable year ended December 31, 2013, and intend to continue to qualify as a REIT in subsequent years.

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

Even though we believe that we currently qualify for U.S. federal income tax purposes as a REIT, we may face tax liabilities that will reduce our cash flow, including taxes on any undistributed income, state or local income and property and transfer taxes, including real property transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease operating cash flow to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold some of our assets and provide certain services to our tenants through one or more TRSs, or other subsidiary corporations that will be subject to corporate-level income tax at regular corporate rates. Any TRSs or other taxable corporations in which we invest will be subject to U.S. federal, state and local corporate taxes. Furthermore, if we acquire appreciated assets from a corporation that is or has been a subchapter C corporation in a transaction in which the adjusted tax basis of such assets in the our hands is less than the fair market value of the assets, determined at the time we acquired such assets, and if we subsequently dispose of any such assets during the 5-year period (or with respect to certain prior years the 10-year period) following the acquisition of the assets from the C corporation, we will be subject to tax at the highest corporate tax rates on any gain from the disposition of such assets to the extent of the excess of the fair market value of the assets on the date that we acquired such assets over the basis of such assets on such date, which are referred to as built-in gains. Payment of these taxes generally could materially and adversely affect our income, cash flow, results of operations, financial condition, liquidity and prospects, and could adversely affect the value of our common stock and the ability to make distributions to stockholders.

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

Our taxable income may exceed our cash flow for a year, which could necessitate our borrowing funds and/or subject us to tax, thus reducing the cash available for distribution to our stockholders. We intend to make cash distributions each year sufficient to satisfy REIT distribution requirements and to avoid liability for the REIT excise tax. There can be no assurance, however, that we will be able to do so. Our taxable income may substantially exceed our net income as determined based on GAAP, as well as our cash flow, because, for example, realized capital losses will be deducted in determining GAAP net income but may not be deductible in computing taxable income or because we acquired assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. Under the TCJA, signed into law on December 22, 2017, we generally will be required to recognize certain amounts in income no later than the time such amounts are reflected on our financial statements. The application of this rule may require the accrual of income with respect to certain sources earlier than would be the case under the otherwise applicable tax rules, although final regulations regarding the precise application of this rule have not yet been promulgated. Also, in certain circumstances our ability to deduct interest expenses for U.S. federal income tax purposes may be limited by provisions of the TCJA. If the cash flow we generate in a particular year is less than our taxable income, we may be required to use cash reserves, incur short-term, or possibly long-term, debt or liquidate non-cash assets at rates or at times that are unfavorable in order to make the necessary distributions.

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

In addition, the TCJA, which was signed into law on December 22, 2017, significantly changed U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and have lessened the relative competitive advantage of operating as a REIT rather than as a C corporation. For additional discussion, see “Recent U.S. Federal Income Tax Legislation”.

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

Some of the factors that could negatively affect the market price of our common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;
•	actual or perceived conflicts of interest with our directors, officers and employees;
•	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;
•	the impact of accounting principles and policies on our financial positions and results;
•	publication of research reports about us or the real estate industry;
•	changes in market valuations of similar companies;
•	adverse market reaction to any increased indebtedness we may incur in the future;
•	additions to or departures of our key personnel;
•	speculation in the press or investment community;
•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;
•	increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock and would result in increased interest expenses on our debt;
•	failure to maintain our REIT qualification or exclusion from registration under the 1940 Act, as amended;
•	price and volume fluctuations in the stock market generally; and
•	general market and economic conditions, including the current state of the credit and capital markets.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

GLOBAL SELF STORAGE STORES

(As of December 31, 2019)

		Year Store	Number	Net Leasable	December 31, 2019 Square Foot	December 31, 2018 Square Foot
Property(1)	Address	Opened / Acquired-Managed	of Units	Square Feet	Occupancy %	Occupancy %
OWNED STORES
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	801	113,700	94.0%	93.1%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,408	89.6%	94.8%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	93.6%	93.1%
SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	409	82,011	89.2%	93.7%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	731	98,265	91.1%	93.6%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	567	80,570	89.6%	92.8%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	140	12,676	88.4%	97.6%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	634	68,106	96.0%	95.1%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	689	78,847	90.4%	92.2%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	561	74,500	88.2%	89.0%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	249	43,210	90.4%	83.3%
TOTAL/AVERAGE SAME-STORES			5,615	768,883	91.4%	92.5%

SSG WEST HENRIETTA LLC	70 Erie Station Road, West Henrietta, NY 14586	2016 / 2019	452	48,250	75.7%	69.8%(2)
TOTAL/AVERAGE NON SAME-STORES			452	48,250	75.7%	69.8%

TOTAL/AVERAGE SAME-STORE AND NON SAME-STORE			6,067	817,133	90.5%	92.5%

MANAGED STORES
TPM EDMOND LLC	14000 N I 35 Service Rd, Edmond, OK 73013	2015 / 2019	617	136,718	93.5%	85.4%(2)
TOTAL/AVERAGE MANAGED STORES			617	136,718	93.5%	85.4%

TOTAL/AVERAGE ALL OWNED/MANAGED STORES			6,684	953,851	90.9%	92.5%

(1)	Each property is directly owned or managed by the Company’s wholly owned subsidiary listed in the table.

(2)

This percentage is provided for informational purposes only and represents the pre-acquisition/management occupancy of the property on the indicated date. It is not included as part of the “Total/Average Same-Store and Non Same-Store” or “Total/Average All Owned/Managed Stores” occupancy percentages for December 31, 2018, which include only those properties owned and/or managed (as applicable) by the Company as of the indicated date.

Same-store occupancy does not include properties that have recently undergone significant expansion or redevelopment, or are recent acquisitions, such as our property in West Henrietta, NY.

On November 19, 2019, we completed the acquisition of Erie Station Storage, a self storage property located in West Henrietta, NY, for $6.2 million dollars (the “West Henrietta Property”). As of December 31, 2019, the West Henrietta Property featured seven buildings with a total of 452 storage units and 48,250 net leasable square feet. Storage options include both drive up access and climate-controlled units. The West Henrietta Property also has immediate expansion potential with an approved permit to commence construction of a 7,300 net leasable square feet self storage building.

In 2019, the Company broke ground on the Millbrook, NY expansion, which, upon completion in February 2020, added approximately 16,500 of gross square feet of all-climate-controlled units. As a result of the expansion construction, certain units at the existing Millbrook, NY property were required to be temporarily vacated. This resulted in artificially reduced occupancy at our Millbrook, NY property for the year ended December 31, 2019. There is no guarantee that we will experience demand for the newly added expansion or that we will be able to successfully lease-up the expansion to the occupancy level of our other properties.

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

In addition, as of December 31, 2019, we managed one store for a third party in Edmond, OK with 136,718-leasable square feet, bringing the total number of stores which we own and/or manage to 13, and total leasable square feet to 953,851.

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

Holders

As of March 16, 2020, there were approximately 3,600 record and beneficial holders of the Company’s common stock.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements contained elsewhere in this annual report, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). Our notes to the condensed consolidated financial statements contained elsewhere in this annual report describe the significant accounting policies essential to our condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

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

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible and secure storage space for residential and commercial customers. As of December 31, 2019, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

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

Financial Condition and Results of Operations

Our financing strategy is to minimize the cost of our capital in order to maximize the returns generated for our stockholders. For future acquisitions, the Company may continue to use various financing and capital raising alternatives including, but not limited to, debt and/or equity offerings (such as our recent rights offering that closed in the fourth quarter of 2019), credit facilities, mortgage financing, and joint ventures with third parties.

On June 24, 2016, certain of our wholly owned subsidiaries (“Term Loan Secured Subsidiaries”) entered into a loan agreement and certain other related agreements (collectively, the “Term Loan Agreement”) between the Term Loan Secured Subsidiaries and Insurance Strategy Funding IV, LLC (the “Term Loan Lender”). Under the Term Loan Agreement, the Term Loan Secured Subsidiaries are borrowing from Term Loan Lender in the principal amount of $20 million pursuant to a promissory note (the “Term Loan Promissory Note”). The Term Loan Promissory Note bears an interest rate equal to 4.192% per annum and is due to mature on July 1, 2036. Pursuant to a security agreement (the “Term Loan Security Agreement”), the obligations under the Term Loan Agreement are secured by certain real estate assets owned by the Term Loan Secured Subsidiaries. J.P. Morgan Investment Management, Inc. acted as Special Purpose Vehicle Agent of the Term Loan Lender. We entered into a non-recourse guaranty (the “Term Loan Guaranty,” and together with the Term Loan Agreement, the Term Loan Promissory Note and the Term Loan Security Agreement, the “Term Loan Documents”) on June 24, 2016 to guarantee the payment to the Term Loan Lender of certain obligations of the Term Loan Secured Subsidiaries under the Term Loan Agreement. The Term Loan Documents require the Term Loan Secured Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Term Loan Lender may accelerate amounts outstanding under the Term Loan Documents upon the occurrence of an Event of Default (as defined in the Term Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. The Company and the Term Loan Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Term Loan Documents. There is no material relationship between the Company, its Term Loan Secured Subsidiaries, or its affiliates and the Term Loan Lender, other than in respect of the Term Loan Documents. The foregoing description is qualified in its entirety by the full terms and conditions of the Term Loan Documents, filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to the Current Report on Form 8-K filed on June 30, 2016. We used the proceeds of such debt financing primarily in connection with store acquisitions and development.

On December 20, 2018, certain of our wholly owned subsidiaries (“Credit Facility Secured Subsidiaries”) entered into a revolving credit loan agreement (collectively, the “Credit Facility Loan Agreement”) between the Credit Facility Secured Subsidiaries and TCF National Bank (“Credit Facility Lender”). Under the Credit Facility Loan Agreement, the Credit Facility Secured Subsidiaries may borrow from the Credit Facility Lender in the principal amount of up to $10 million pursuant to a promissory note (the “Credit Facility Promissory Note”). The Credit Facility Promissory Note bears an interest rate equal to 3.00% over the One Month U.S. Dollar London Inter-Bank Offered Rate and is due to mature on December 20, 2021. The obligations under the Credit Facility Loan Agreement are secured by certain real estate assets owned by the Credit Facility Secured Subsidiaries. We entered into a guaranty of payment on December 20, 2018 (the “Credit Facility Guaranty,” and together with the Credit Facility Loan Agreement, the Credit Facility Promissory Note and related instruments, the “Credit Facility Loan Documents”) to guarantee the payment to the Credit Facility Lender of certain obligations of the Credit Facility Secured Subsidiaries under the Credit Facility Loan Agreement. The Company and the Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Credit Facility Loan Documents. The Company also maintains a bank account at the Credit Facility Lender. The foregoing description is qualified in its entirety by the full terms and conditions of the Credit Facility Loan Documents, filed as Exhibits 10.1 and 10.2 to the Current Report on Form 8-K filed on December 21, 2018. As of December 31, 2019, we have withdrawn proceeds of $4,914,000 under the Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

We acquired one property in the year ended December 31, 2019. On November 19, 2019, we completed the acquisition of Erie Station Storage, a self storage property located in West Henrietta, NY, for $6.2 million dollars (the “West Henrietta Property”). The West Henrietta Property is located in the growing upstate suburban community of West Henrietta, New York, is near the Rochester Institute of Technology, and is approximately 11 miles from an existing Global Self Storage property in Gates, New York (a western suburb of Rochester). As of December 31, 2019, the West Henrietta Property featured seven buildings with a total of 452 storage units and 48,250 net leasable square feet. Storage options include both drive up access and climate-controlled units. The West Henrietta Property also has immediate expansion potential with an approved permit to commence construction of a 7,300 net leasable square feet self storage building.

We have been actively reviewing a number of other store and store portfolio acquisition candidates and have been working to further develop and expand our current stores.

In the year ended year ended December 31, 2019, we launched our third-party management platform. On October 23, 2019, we signed our first self storage client under our third-party management platform. As of December 31, 2019, the property, which was rebranded as “Global Self Storage,” had 136,718-leasable square feet and was comprised of 617 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

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

In 2019, the Company broke ground on the Millbrook, NY expansion, which, upon completion in February 2020, added approximately 16,500 of gross square feet of all-climate-controlled units. There is no guarantee that we will experience demand for the newly added expansion or that we will be able to successfully lease-up the expansion to the occupancy level of our other properties.

On December 18, 2019, we completed our previously announced rights offering (the “rights offering”), which expired on December 13, 2019. At the closing of the rights offering, the Company sold and issued an aggregate of 1,601,291 shares of the Company's common stock (“common stock”) at the subscription price of $4.18 per whole share of common stock, pursuant to the exercise of subscriptions and oversubscriptions from the Company's stockholders. The Company raised aggregate gross proceeds of approximately $6.7 million in the rights offering.

As of December 31, 2019, we had capital resources totaling approximately $11.1 million, comprised of $4.2 million of cash and cash equivalents, $1.8 million of marketable securities, and $5.1 million available for withdrawal under the Credit Facility Loan Agreement. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores. These capital resources allow us to continue to execute our strategic business plan, which includes funding acquisitions, either directly or through joint ventures; expansion projects at our existing properties; and broadening our revenue base and pipeline of potential acquisitions through developing Global MaxManagementSM, our third-party management platform. Our board of directors regularly reviews our strategic business plan, including topics and metrices like capital formation, debt versus equity ratios, dividend policy, use of capital and debt, FFO and AFFO performance, and optimal cash levels.

We expect that the results of our operations will be affected by a number of factors. Many of the factors that will affect our operating results are beyond our control. The Company and its properties could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the current outbreak of the novel coronavirus (“COVID-19”). On March 11, 2020, the World Health Organization declared COVID-19 as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to the to the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to occupancy at its properties, financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Accordingly, we cannot predict the extent to which our financial condition and results of operations will be affected at this time.

Results of Operations for the Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Revenues

Total revenues increased from $8,110,979 during the year ended December 31, 2018 to $8,668,322 during the year ended December 31, 2019, an increase of $557,343, or 6.9%. Rental income increased from $7,850,870 during the year ended December 31, 2018 to $8,371,292 during the year ended December 31, 2019, an increase of $520,422, or 6.6%. The increase in total revenues was primarily attributable to our revenue rate management program of raising existing tenant rates, and to a lesser extent, due to an increase in net leased square footage. The increase in net leased square footage, which is the result of our West Henrietta, NY acquisition is expected to positively affect combined revenues in 2020.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $260,109 in the year ended December 31, 2018 to $283,570 in the year ended December 31, 2019, an increase of $23,461, or 9.0%. This increase was primarily attributable to increased insurance fees due to the acquisition of the West Henrietta, NY property, the addition of the Edmond, OK property to our third-party management platform, and increased insurance participation at our wholly-owned and managed properties.

Operating Expenses

Total expenses increased from $6,685,407 during the year ended December 31, 2018 to $7,267,498 during the year ended December 31, 2019, an increase of $582,091, or 8.7%. Store operating expenses increased from $3,262,603 in the year ended December 31, 2018 to $3,577,358 in the year ended December 31, 2019, an increase of $314,755, or 9.6%, which was primarily attributable to increased real estate property tax expenses. As described in the section titled “Property Tax Expenses at Dolton, IL,” the increase in real estate property tax expenses for the year ended December 31, 2019, was attributable in significant part to the loss of our Class 8 tax incentive and subsequent property tax increase at SSG Dolton LLC.

Depreciation and amortization increased from $1,398,358 in the year ended December 31, 2018 to $1,438,908 in the year ended December 31, 2019, an increase of $40,550, or 2.9%.

General and administrative expenses increased 16.4% or $300,358 for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The change is primarily attributable to increased employee expenses in connection with increased allocated workforce power and increased accounting expenses relating to the engagement of our new independent registered public accounting firm.

Business development, capital raising, and store acquisition expenses decreased from $198,000 to $124,428 during the year ended December 31, 2019 as compared to the year ended December 31, 2018. These costs primarily consisted of consulting costs in connection with business development, capital raising, and future potential store acquisitions, and expenses related to our third party management platform marketing initiatives. The majority of these expenses are non-recurring and fluctuate based on business development activity during the time period.

Operating Income

Operating income decreased from $1,425,572 during the year ended December 31, 2018 to $1,400,824 during the year ended December 31, 2019, a decrease of $24,748 or 1.7%.

Other income (expense)

Interest expense on loans increased from $897,937 during the year ended December 31, 2018 to $1,075,576 during the year ended December 31, 2019, an increase of $177,639. This increase was primarily attributable to the amortization of loan procurement costs over the term of our Credit Facility Loan Agreement which was $152,542 for the year ended December 31, 2019.

Dividend and interest income was $71,666 during the year ended December 31, 2019 compared to $76,296 during the year ended December 31, 2018.

The Company recognizes changes in the fair value of its investments in equity securities with readily determinable fair values in net income and, as such, recorded an unrealized gain of $193,705 for the year ended December 31, 2019 compared to $15,517 during the year ended December 31, 2018.

Net income (loss)

For the year ended December 31, 2019, net income was $590,619 or $0.08 per fully diluted share. For the year ended December 31, 2018, net income was $619,448 or $0.08 per fully diluted share.

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

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions or new ground-up developments. At December 31, 2019, we owned eleven same-store properties and one non-same-store property. The Company believes that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, NOI, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy for the three months and year ended December 31, 2019 decreased by 1.1% to 91.4% from 92.5% for the same period in 2018. As a result of the Millbrook, NY expansion construction, certain units at the existing Millbrook, NY property were required to be temporarily vacated. This resulted in artificially reduced occupancy at our Millbrook, NY property for the year ended December 31, 2019 and was reflected in our same-store occupancy statistics.

We grew our top-line results by increasing same-store revenues by 3.9% for the three months ended December 31, 2019 versus the three months ended December 31, 2018, and by 6.0% for the year ended December 31, 2019 versus the year ended December 31, 2018. Same-store cost of operations increased by 2.8% for the three months ended December 31, 2019 versus the three months ended December 31, 2018, and increased by 8.5% for the twelve months ended December 31, 2019 versus the twelve months ended December 31, 2018. All major categories of expenses for same-store cost of operations (including categories for employment, professional, marketing, administrative, lien administration, and general) decreased for the year ended December 31, 2019, except for real estate property tax, which increased significantly. Same-store NOI increased by 4.6% for the three months ended December 31, 2019 versus the three months ended December 31, 2018, and increased by 4.2% for the twelve months ended December 31, 2019 versus the twelve months ended December 31, 2018. As described in the section titled “Property Tax Expenses at Dolton, IL,” the increase in same-store cost of operations for the year ended December 31, 2019, was attributable in significant part to the loss of our Class 8 tax incentive and subsequent property tax increase at SSG Dolton LLC.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped maintain our overall average occupancy in the low 90% range as of December 31, 2019. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty resulting in powerful referral and word-of-mouth market demand for our storage units and services. Another significant contributing factor to our results was our revenue rate management program which helped increase our total annualized revenue per leased square foot by 4.6% for the three months ended December 31, 2019 versus the three months ended December 31, 2018, and by 6.8% for the twelve months ended December 31, 2019 versus the twelve months ended December 31, 2018.

These results are summarized as follows:

SAME - STORE PROPERTIES

Twelve Months Ended December 31,	2019	2018	Variance	% Change
Revenues	$8,594,618	$8,111,226	$483,392	6.0%
Cost of operations	$3,540,583	$3,262,601	$277,982	8.5%
Net operating income	$5,054,035	$4,848,625	$205,410	4.2%
Depreciation and amortization	$1,203,220	$1,193,787	$9,433	0.8%
Net leasable square footage at period end*	768,883	765,507	3,376	0.4%
Net leased square footage at period end	702,636	708,024	(5,388)	-0.8%
Overall square foot occupancy at period end	91.4%	92.5%	-1.1%	-1.2%
Total annualized revenue per leased square foot	$12.23	$11.46	$0.78	6.8%
Total available leasable storage units*	5,615	5,624	(9)	-0.2%
Number of leased storage units*	5,058	5,079	(21)	-0.4%

SAME - STORE PROPERTIES

Three Months Ended December 31,	2019	2018	Variance	% Change
Revenues	$2,152,173	$2,072,359	$79,814	3.9%
Cost of operations	$834,474	$812,099	$22,375	2.8%
Net operating income	$1,317,699	$1,260,260	$57,439	4.6%
Depreciation and amortization	$300,670	$299,662	$1,008	0.3%
Net leasable square footage at period end*	768,883	765,507	3,376	0.4%
Net leased square footage at period end*	702,636	708,024	(5,388)	-0.8%
Overall square foot occupancy at period end	91.4%	92.5%	-1.1%	-1.2%
Total annualized revenue per leased square foot	$12.25	$11.71	$0.54	4.6%
Total available leasable storage units*	5,615	5,624	(9)	-0.2%
Number of leased storage units*	5,058	5,079	(21)	-0.4%

* From time to time, as guided by market conditions, net leasable square footage, net leased square footage and total available storage units at our properties may increase or decrease as a result of consolidation, division or reconfiguration of storage units. Similarly, leasable square footage may increase or decrease due to expansion or redevelopment of our properties.

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2019	2018	2019	2018
Net income	$16,718	$75,480	$590,619	$619,448
Adjustments:
Management fees and other income	(13,460)	—	(13,460)	—
General and administrative	482,747	460,605	2,126,804	1,826,446
Depreciation and amortization	382,821	350,805	1,438,908	1,398,358
Business development, capital raising, and property acquisition costs	28,443	173,000	124,428	198,000
Dividend and interest income	(19,840)	(17,352)	(71,666)	(76,296)
Unrealized (gain) loss on marketable equity securities	161,397	(20,096)	(193,705)	(15,517)
Interest expense	302,342	237,729	1,075,576	897,937
Non same-store revenues	(60,244)	—	(60,244)	—
Non same-store cost of operations	36,775	—	36,775	—
Other real estate expenses	—	89	—	249
Total same-store net operating income	$1,317,699	$1,260,260	$5,054,035	$4,848,625

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2019	2018	2019	2018
Same-store revenues	$2,152,173	$2,072,359	$8,594,618	$8,111,226
Same-store cost of operations	834,474	812,099	3,540,583	3,262,601
Total same-store net operating income	$1,317,699	$1,260,260	$5,054,035	$4,848,625

Analysis of Same-Store Revenue

For the three months ended December 31, 2019, the 3.9% revenue increase was due primarily to a 4.6% increase in total annualized revenue per leased square foot. For the twelve months ended December 31, 2019, the 6.0% revenue increase was due primarily to a 6.8% increase in total annualized revenue per leased square foot. The increase in total annualized revenue per leased square foot was due primarily to existing tenant rent increases, and, to a lesser extent, increased move-in rental rates and decreased move-in rent “specials” discounting. Same store average overall square foot occupancy for all of the Company’s stores combined decreased to 91.4% in the twelve months ended December 31, 2019 from 92.5% in the twelve months ended December 31, 2018. As a result of the Millbrook, NY expansion construction, certain units at the existing Millbrook, NY property were required to be temporarily vacated. This resulted in artificially reduced occupancy at our Millbrook, NY property for the year ended December 31, 2019 and was reflected in our same-store occupancy statistics.

We believe that high occupancies help maximize our rental income. We seek to maintain our average square foot occupancy level at about 90% by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our online marketing efforts in order to generate sufficient move-in volume to replace tenants that vacate. Demand fluctuates due to various local and regional factors, including the overall economy. Demand is generally higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants are typically higher in the summer months than in the winter months.

We currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will also be dependent upon many factors for each market that we operate in including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases in 2020 to be about the same or lower than in 2019.

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

Importantly, we continue to refine our ongoing revenue management program which includes regular internet data scraping of local competitors’ prices. We do this in order to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of December 31, 2019, our average tenant duration of stay was approximately 3.1 years, up from approximately 3.0 years for the same period in 2018. One of the results of our initiative to build a higher quality tenant base is a greater percentage of credit card paying customers. We believe that credit card payers rent for longer periods and accept greater rental rate increases.

Analysis of Same-Store Cost of Operations

Same-store cost of operations increased 2.8% or $22,375 for the three months ended December 31, 2019 versus the three months ended December 31, 2018, and increased 8.5% or $277,982 for the twelve months ended December 31, 2019 versus the twelve months ended December 31, 2018. All major categories of expenses for same-store cost of operations (including categories for employment, professional, marketing, administrative, lien administration, and general) decreased for the year ended December 31, 2019, except for real estate property tax, which increased significantly. As described in the section titled “Property Tax Expenses at Dolton, IL,” the increase in same-store cost of operations for the year ended December 31, 2019, was attributable in significant part to the loss of our Class 8 tax incentive and subsequent property tax increase at SSG Dolton LLC.

Employment.  On-site store manager, regional manager and district payroll expense decreased 9.0% or $25,941 for the three months ended December 31, 2019 versus the three months ended December 31, 2018, and decreased 0.1% or $580 for the twelve months ended December 31, 2019 as compared to the same period in 2018. This decrease was due primarily to lower employee health plan expenses resulting from our successful efforts to obtain more competitive employee health plan pricing and routine employee departures. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as district, regional, and store managers.

Real Estate Property Tax.  Store property tax expense increased 29.1% or $71,843 for the three months ended December 31, 2019 versus the three months ended December 31, 2018, and increased 32.8% or $326,105 for the twelve months ended December 31, 2019 as compared to the same period in 2018. The increase in property tax expense during the year ended December 31, 2019 is primarily due to an increase in property tax expense at our Dolton, IL property, which is described in the section titled “Property Tax Expenses at Dolton, IL”. We currently expect same-store property tax expenses to increase during 2020, primarily due to an expected phaseout of the Class 8 tax incentive granted to SSG Dolton LLC and increased property assessment valuations.

Administrative.  We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. Administrative expenses decreased 5.3% or $7,613 in the three months ended December 31, 2019 as compared to the same period in 2018, and decreased 2.6% or $17,421 in the twelve months ended December 31, 2019 as compared to the same period in 2018. We experienced a decrease in administrative expenses in the year ended December 31, 2019 due primarily to lower utilities expense and our successful efforts to obtain more competitive credit card fee pricing. Decreased expenses for utilities and credit card fees for the year ended December 31, 2019 contributed to the decrease in administrative expenses as compared with the same period in 2018. Credit card fees increased for the fourth quarter due to a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in building a higher quality overall tenant base. We currently expect moderate increases in other direct store costs in 2020.

Repairs and maintenance expense decreased 32.7% or $10,436 for the three months ended December 31, 2019 versus the three months ended December 31, 2018, and increased 8.4% or $10,549 for the twelve months ended December 31, 2019 as compared to the same period in 2018 due primarily to certain one-time repairs completed during the year ended 2019.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utility expense decreased 15.8% or $8,381 for the three months ended December 31, 2019 versus the three months ended December 31, 2018, and decreased 7.1% or $17,036 for the twelve months ended December 31, 2019 as compared to the same period in 2018 primarily due to temperature and weather-related conditions. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in slightly higher net utility costs in 2020.

Landscaping expenses, which include snow removal costs, increased 34.1% or $7,630 for the three months ended December 31, 2019 versus the three months ended December 31, 2018, and increased 5.3% or $6,314 in the twelve months ended December 31, 2019 compared to the same period in 2018. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in 2020, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing.  Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 3.5% or $1,836 for the three months ended December 31, 2019 versus the three months ended December 31, 2018, and decreased 1.5% or $3,580 for the twelve months ended December 31, 2019 as compared to the same period in 2018 primarily due to lower internet advertising and promotion expenses during the year ended 2018. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase in 2020.

General. Other direct store costs include general expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. General expenses decreased 24.7% or $18,347 in the three months ended December 31, 2019 as compared to the same period in 2018, and decreased 7.3% or $20,269 in the twelve months ended December 31, 2019 as compared to the same period in 2018, primarily due to decreased expenses for travel and office supplies, and dues and subscriptions.

Lien Administration.  Lien administration expenses increased 9.8% or $601 in the three months ended December 31, 2019 as compared to the same period in 2018, and decreased 10.4% or $2,457 in the twelve months ended December 31, 2019 as compared to the same period in 2018. Decreased tenants’ stored items auctions contributed to the decreased expenses. We currently expect moderate increases in other direct store costs in 2020.

Combined Same-Store and Non Same-Store Self Storage Operations

At December 31, 2019, we owned eleven same-store properties and one non same-store property. The non same-store property is SSG West Henrietta LLC.

Combined same-store and non same-store average overall square foot occupancy at the end of the three months and year ended December 31, 2019 decreased by 2.0% to 90.5% from 92.5% for the same period in 2018. Combined same-store and non same-store occupancy includes all of our properties as of the indicated date, including those that have recently undergone significant expansion or redevelopment, or are recent acquisitions, such as our property in West Henrietta, NY.

We grew our top-line results by increasing combined same-store and non same-store (“Combined store”) revenues by 6.8% for the three months ended December 31, 2019 versus the three months ended December 31, 2018, and by 6.7% for the twelve months ended December 31, 2019 versus the twelve months ended December 31, 2018. Combined store cost of operations increased by 7.3% for the three months ended December 31, 2019 versus the three months ended December 31, 2018, and increased by 9.6% for the twelve months ended December 31, 2019 versus the twelve months ended December 31, 2018. Combined store NOI increased by 6.4% for the three months ended December 31, 2019 versus the three months ended December 31, 2018, and by 4.7% for the twelve months ended December 31, 2019 versus the twelve months ended December 31, 2018. As described in the section titled “Property Tax Expenses at Dolton, IL,” the increase in combined same-store and non same-store cost of operations for the year ended December 31, 2019, was attributable in significant part to the loss of our Class 8 tax incentive and subsequent property tax increase at SSG Dolton LLC.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped maintain our overall average occupancy in the low 90% range as of December 31, 2019. Also, contributing to our strong results were our customer service efforts which we believe were essential in building local brand loyalty resulting in referral and word-of-mouth market demand for our storage units and services.

These results are summarized as follows:

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

Twelve Months Ended December 31,	2019	2018	Variance	% Change
Revenues	$8,654,862	$8,111,226	$543,636	6.7%
Cost of operations	$3,577,358	$3,262,601	$314,757	9.6%
Net operating income	$5,077,504	$4,848,625	$228,879	4.7%
Depreciation and amortization	$1,234,174	$1,193,787	$40,387	3.4%
Net leasable square footage at period end*	817,132	765,507	51,625	6.7%
Net leased square footage at period end	739,161	708,024	31,137	4.4%
Overall square foot occupancy at period end	90.5%	92.5%	-2.0%	-2.2%
Total annualized revenue per leased square foot	$11.71	$11.46	$0.25	2.2%
Total available leasable storage units	6,067	5,624	443	7.9%
Number of leased storage units*	5,369	5,079	290	5.7%

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

Three Months Ended December 31,	2019	2018	Variance	% Change
Revenues	$2,212,417	$2,072,359	$140,058	6.8%
Cost of operations	$871,249	$812,099	$59,150	7.3%
Net operating income	$1,341,168	$1,260,260	$80,908	6.4%
Depreciation and amortization	$331,624	$299,662	$31,962	10.7%
Net leasable square footage at period end*	817,132	765,507	51,625	6.7%
Net leased square footage at period end	739,161	708,024	31,137	4.4%
Overall square foot occupancy at period end	90.5%	92.5%	-2.0%	-2.2%
Total annualized revenue per leased square foot	$11.97	$11.71	$0.26	2.2%
Total available leasable storage units	6,067	5,624	443	7.9%
Number of leased storage units*	5,369	5,079	290	5.7%

* From time to time, as guided by market conditions, net leasable square footage, net leased square footage and total available storage units at our properties may increase or decrease as a result of consolidation, division or reconfiguration of storage units. Similarly, leasable square footage may increase or decrease due to expansion or redevelopment of our properties.

The following table presents a reconciliation of combined same-store and non same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2019	2018	2019	2018
Net income	$16,718	$75,480	$590,619	$619,448
Adjustments:
Management fees and other income	(13,460)	—	(13,460)	—
General and administrative	482,747	460,605	2,126,804	1,826,446
Depreciation and amortization	382,821	350,805	1,438,908	1,398,358
Business development, capital raising, and property acquisition costs	28,443	173,000	124,428	198,000
Dividend and interest income	(19,840)	(17,352)	(71,666)	(76,296)
Unrealized (gain) loss on marketable equity securities	161,397	(20,096)	(193,705)	(15,517)
Interest expense	302,342	237,729	1,075,576	897,937
Other real estate expenses	—	89	—	249
Total combined same-store and non same- store net operating income	$1,341,168	$1,260,260	$5,077,504	$4,848,625

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2019	2018	2019	2018
Combined same-store and non same-store revenues	$2,212,417	$2,072,359	$8,654,862	$8,111,226
Combined same-store and non same-store cost of operations	871,249	812,099	3,577,358	3,262,601
Total combined same-store and non same-store net operating income	$1,341,168	$1,260,260	$5,077,504	$4,848,625

Analysis of Combined Same-Store and Non Same-Store Revenue

Combined same-store and non same-store average overall square foot occupancy at the end of the three months and year ended December 31, 2019 decreased by 2.0% to 90.5% from 92.5% for the same period in 2018.

For the three months ended December 31, 2019, the 6.8% revenue increase as compared to the same period in 2018 was due primarily to a 4.4% increase in net leased square footage, and the results of our revenue rate management program of raising existing tenant rates. This increase in net leased square feet, which is the result of our West Henrietta, NY acquisition is expected to positively affect combined revenues in 2020. For the twelve months ended December 31, 2019, revenue increased 6.7%, as compared to the twelve months ended December 31, 2018, due primarily to the positive results of our revenue rate management program of raising existing tenant rates, and to a lesser extent, additional revenues from the acquisition at the West Henrietta, NY property. Combined revenues benefited from existing tenant rent increases, an increase in available climate-controlled leasable square feet, and, to a lesser extent, increased move-in rental rates, and decreased move-in rent “specials” discounting.

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

We currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases in 2020 to be about the same or lower than in 2019.

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

Importantly, we continue to refine our ongoing revenue management program which includes regular internet data scraping of local competitors’ prices. We do this in order to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us seek to maximize each store’s occupancies and our self storage revenue and NOI. We believe that through our various marketing initiatives, we can seek to continue to attract high quality, long term tenants who we expect will be storing with us for years. As of December 31, 2019, our average tenant duration of stay was approximately 2.9 years, up from approximately 2.8 years for the same period in 2018. One of the results of our initiative to build a higher quality tenant base is a greater percentage of credit card paying customers. We believe that credit card payers rent for longer periods and accept greater rental rate increases.

Analysis of Combined Same-Store and Non Same-Store Cost of Operations

Combined same-store and non same-store cost of operations increased 7.3% or $59,150 for the three months ended December 31, 2019 versus the three months ended December 31, 2018, and increased 9.6% or $314,758 for the twelve months ended December 31, 2019 versus the twelve months ended December 31, 2018. The year over year increase in combined same-store and non same-store cost of operations was due primarily to increased store level expenses relating to real estate property tax. As described in the section titled “Property Tax Expenses at Dolton, IL,” the increase in combined same-store and non same-store cost of operations for the year ended December 31, 2019, was attributable in significant part to the loss of our Class 8 tax incentive and subsequent property tax increase at SSG Dolton LLC.

Employment.  On-site store manager payroll expense decreased 6.2% or $17,834 for the three months ended December 31, 2019 versus the three months ended December 31, 2018, and increased 0.7% or $7,527 for the twelve months ended December 31, 2019 as compared to the same period in 2018. The increase for the year ended December 31, 2019, was due primarily to an increase in the number of store level employees, and wage increases. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as district and regional managers.

Real Estate Property Tax.  Store property tax expense increased 32.2% or $79,404 for the three months ended December 31, 2019 versus the three months ended December 31, 2018, and increased 33.6% or $333,666 in the twelve months ended December 31, 2019 as compared to the same period in 2018. The increase in property tax expense during the year ended 2019 versus 2018 is primarily due to an increase in property tax expense at our Dolton, IL property, which is described in the section titled “Property Tax Expenses at Dolton, IL”. We currently expect store property tax expenses to increase during 2020, primarily due to the phaseout of the Class 8 tax incentive granted to SSG Dolton LLC and higher assessed property values.

Administrative.  We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. Administrative expenses decreased 1.6% or $2,293 in the three months ended December 31, 2019 as compared to the same period in 2018, and decreased 1.8% or $12,100 in the twelve months ended December 31, 2019 as compared to the same period in 2018. We experienced a decrease in administrative expenses for the year ended December 31, 2019 due primarily to lower utilities expense and our successful efforts to obtain more competitive credit card fee pricing. Credit card fees increased for the fourth quarter of 2019 due to a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in building a higher quality overall tenant base. We currently expect moderate increases in other direct store costs in 2020.

Repairs and maintenance expense decreased 29.5% or $9,425 for the three months ended December 31, 2019 versus the three months ended December 31, 2018, and increased 9.25% or $11,559 for the twelve months ended December 31, 2019 as compared to the same period in 2018. Contributing to the increase in repair and maintenance expense for the year ended December 31, 2019, is certain one-time repairs completed during the year ended 2019. We anticipate continued progress on our LED light replacement program throughout 2020. At our stores fully converted to LED lighting, we have realized utilities expense savings year-over-year of approximately 10% to 40% depending on the store due to lower kilowatt per hour usage.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utility expense decreased 10.6% or $5,639 for the three months ended December 31, 2019 versus the three months ended December 31, 2018, and decreased 6.0% or $14,294 for the twelve months ended December 31, 2019 as compared to the same period in 2018 primarily due to temperature and weather-related conditions. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in slightly higher net utility costs in 2020.

Landscaping expenses, which include snow removal costs, increased 39.9% or $8,931 for the three months ended December 31, 2019 versus the three months ended December 31, 2018, and increased 6.4% or $7,616 in the twelve months ended December 31, 2019 compared to the same period in 2018 primarily due to certain one-time landscaping expenses incurred during the fourth quarter of 2019. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in 2020, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing.  Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 18.3% or $9,729 for the three months ended December 31, 2019 versus the three months ended December 31, 2018, and increased 1.8% or $4,314 for the twelve months ended December 31, 2019 as compared to the same period in 2018 primarily due to increased internet advertising and promotion expense for our newly acquired property in West Henrietta, NY. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase in 2020.

General. Other direct store costs include general expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. General expenses decreased 14.3% or $10,604 in the three months ended December 31, 2019 as compared to the same period in 2018, and decreased 4.5% or $12,525 in the twelve months ended December 31, 2019 as compared to the same period in 2018, primarily due to decreased expenses for travel, office supplies, and dues and subscriptions.

Property Tax Expenses at Dolton, IL

Late in the third quarter of 2017, our Dolton, IL property was reassessed by the municipality and separately, our Class 8 tax incentive renewal hearing was held. As a result of those two events, our Dolton, IL property was reassessed at approximately 52% higher and the Class 8 tax incentive was not renewed. These events were applied retroactively to take effect on January 1, 2017. The combined impact was an increase in property tax expenses from $105,000 during 2016 to $210,000 during 2017, $240,000 during 2018 and $344,000 during 2019. Due to the timing and retroactive effect of these events in 2017, we recorded the entire $105,000 increase, during the fourth quarter of calendar year 2017. The Class 8 tax incentive phases out over the years 2017, 2018, 2019 and 2020, and during such 2020 period we currently expect the property tax expenses at our Dolton, IL property to increase by approximately 20%. Both the property tax reassessment and our Class 8 tax incentive renewal status are currently under appeal. However, there is no guarantee that either the assessment will be reduced or our Class 8 tax incentive status will be reinstated.

Analysis of Global Self Storage Funds from Operations (“FFO”) and Funds from Operations as Adjusted (“AFFO”)

The following tables present a reconciliation and computation of net income to FFO and AFFO and earnings per share to FFO and AFFO per share (unaudited):

	Three Months	Three Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net income	$16,718	$75,480	$590,619	$619,448
Eliminate items excluded from FFO:
Unrealized (gain) loss on marketable equity securities	161,397	(20,096)	(193,705)	(15,517)
Depreciation and amortization	382,821	350,805	1,438,908	1,398,358
FFO attributable to common stockholders	560,936	406,189	1,835,822	2,002,289
Adjustments:
Compensation expense related to stock-based awards	(32,331)	26,730	102,989	80,771
Business development, capital raising, and property acquisition costs	28,443	173,000	124,428	198,000
AFFO attributable to common stockholders	$557,048	$605,919	$2,063,239	$2,281,060

Earnings per share attributable to common stockholders - basic	$0.00	$0.01	$0.08	$0.08
Earnings per share attributable to common stockholders - diluted	$0.00	$0.01	$0.08	$0.08
FFO per share - diluted	$0.07	$0.05	$0.24	$0.26
AFFO per share - diluted	$0.07	$0.08	$0.27	$0.30

Weighted average shares outstanding - basic	7,879,132	7,626,856	7,699,966	7,622,287
Weighted average shares outstanding - diluted	7,886,098	7,626,856	7,702,117	7,624,122

Analysis of Global Self Storage Store Expansions

In addition to actively reviewing a number of store and portfolio acquisition candidates, we have been working to further develop and expand our current stores.

In 2019, the Company broke ground on the Millbrook, NY expansion, which, upon completion in February 2020, added approximately 16,500 of gross square feet of all-climate-controlled units. There is no guarantee that we will experience demand for the newly added expansion or that we will be able to successfully lease-up the expansion to the occupancy level of our other properties.

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains and losses on the Company’s investment in marketable equity securities for the twelve months ended December 31, 2019 and December 31, 2018 were $193,705 and $15,517, respectively. There were no realized gains for the sale of marketable equity securities during 2019 or 2018. In accordance with the adoption of ASU 2016-01, as of January 1, 2018, the Company recognizes changes in the fair value of its investments in equity securities with readily determinable fair values in net income. Previously, changes in fair value of the Company’s investments in equity securities were recognized in accumulated other comprehensive income on the Company’s consolidated balance sheets. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we plan to liquidate our investment in marketable equity securities and potentially realize gains or losses. As of December 31, 2019, our unrealized gain on marketable equity securities was $1,005,825. There were no realized gains or losses for the twelve months ended December 31, 2019 and December 31, 2018, respectively.

Recent U.S. Federal Income Tax Legislation

On December 22, 2017, the TCJA was signed into law. The TCJA made significant changes to U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Certain key provisions of the TCJA that could impact the Company and its stockholders, include the following:

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

There were no disagreements with our accountants on accounting and financial disclosures during the last two fiscal years.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on this assessment, our management believes that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

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

The information regarding our executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2019.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

Item 11.	Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and trustee independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

Item 14.	Principal Accounting Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

1. Financial Statements.

(1) and (2). All Financial Statements and Financial Statement Schedules filed as part of this annual report are included in Part II, Item 8—”Financial Statements and Supplementary Data” of this annual report and reference is made thereto.

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

X
4.4	Description of Securities of Global Self Storage, Inc.		X

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

X

21.1	Subsidiaries of the Company		X

23.1	Consent of Tait, Weller & Baker LLP for Global Self Storage, Inc.		X

23.2	Consent of RSM US LLP for Global Self Storage, Inc.		X

24.1	Powers of Attorney (included as part of the signature pages hereto)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

Exhibit Item	Number and Description	Incorporated by Reference	Filed Herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101.

The following materials from Global Self Storage, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, are formatted in Inline XBRL (eXtensible Business Reporting Language): (1) consolidated balance sheets; (2) consolidated statements of operations; (3) consolidated statements of comprehensive income (loss); (4) consolidated statement of changes in equity; (5) consolidated statements of cash flows; (6) notes to consolidated financial statements; and (7) financial statement schedule III.

X
104	The cover page from this annual report for the year ended December 31, 2019, formatted in Inline XBRL (and contained in Exhibit 101)		X

Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: March 30, 2020	/s/ Mark C. Winmill
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

Date: March 30, 2020	/s/ Mark C. Winmill
By: Mark C. Winmill
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 30, 2020	/s/ Thomas O’Malley
By: Thomas O’Malley
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 30, 2020	/s/ Thomas B. Winmill
By: Thomas B. Winmill
Director

Date: March 30, 2020	/s/ Russell E. Burke III
By: Russell E. Burke III
Director

Date: March 30, 2020	/s/ George B. Langa
By: George B. Langa
Director

Date: March 30, 2020	/s/ William C. Zachary
By: William C. Zachary
Director

Global Self Storage, Inc.

Financial Statements`

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Global Self Storage, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Global Self Storage, Inc. and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended, and the related notes and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2019.

Stamford, Connecticut

March 30, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Global Self Storage, Inc.

New York, New York

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Global Self Storage, Inc. (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes and financial statement Schedule III (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.  We served as the Company’s auditor from 1974 through 2018.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audit provides a reasonable basis for our opinion.

TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania

April 1, 2019

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
Assets
Real estate assets, net	$59,752,153	$53,811,737
Cash and cash equivalents	3,990,160	1,526,203
Restricted cash	263,405	186,063
Investments in securities	1,761,312	1,567,607
Accounts receivable	164,078	67,604
Prepaid expenses and other assets	325,450	263,767
Line of credit issuance costs, net	311,869	471,196
Intangible assets, net	398,795	—
Goodwill	694,121	694,121
Total assets	$67,661,343	$58,588,298
Liabilities and equity
Note payable, net	$18,839,787	$19,269,250
Line of credit borrowing	4,914,000	—
Accounts payable and accrued expenses	1,841,640	2,113,172
Total liabilities	25,595,427	21,382,422
Commitments and contingencies
Equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized, 9,330,297 and 7,692,624 issued and outstanding at December 31, 2019 and 2018, respectively	93,303	76,926
Additional paid in capital	40,329,502	33,961,903
Accumulated comprehensive income	—	—
Retained earnings	1,643,111	3,167,047
Total equity	42,065,916	37,205,876
Total liabilities and equity	$67,661,343	$58,588,298

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Revenues
Rental income	$8,371,292	$7,850,870
Other property related income	283,570	260,109
Management fees and other income	13,460	—

Total revenues	8,668,322	8,110,979

Expenses
Property operations	3,577,358	3,262,603
General and administrative	2,126,804	1,826,446
Depreciation and amortization	1,438,908	1,398,358
Business development	124,428	198,000

Total expenses	7,267,498	6,685,407

Operating income	1,400,824	1,425,572

Other income (expense)
Dividend and interest income	71,666	76,296
Unrealized gain on marketable equity securities	193,705	15,517
Interest expense	(1,075,576)	(897,937)

Total other income (expense), net	(810,205)	(806,124)

Net income and comprehensive income	$590,619	$619,448
Earnings per share
Basic	$0.08	$0.08
Diluted	$0.08	$0.08
Weighted average shares outstanding
Basic	7,699,966	7,622,287
Diluted	7,702,117	7,624,122

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated Other		Total
	Common Stock		Paid in	Comprehensive	Retained	Stockholders'
	Shares	Par Value	Capital	Income	Earnings	Equity
Balance at December 31, 2017	7,619,469	$76,195	$33,881,863	$796,603	$3,746,323	$38,500,984
Adjustment from financial instruments update ASU 2016-01	—	—	—	(796,603)	796,603	—
Restricted stock grants issued	73,155	731	(731)	—	—	—
Stock-based compensation	—	—	80,771	—	—	80,771
Net income	—	—	—	—	619,448	619,448
Dividends	—	—	—	—	(1,995,327)	(1,995,327)
Balance at December 31, 2018	7,692,624	76,926	33,961,903	-	3,167,047	37,205,876
Restricted stock grants issued	41,343	414	(414)	—	—	—
Restricted stock grant forfeitures	(4,961)	(50)	50	—	—	—
Issuance of common stock under rights offering, net of expenses	1,601,291	16,013	6,264,974	—	—	6,280,987
Stock-based compensation	—	—	102,989	—	—	102,989
Net income	—	—	—	—	590,619	590,619
Dividends	—	—	—	—	(2,114,555)	(2,114,555)
Balance at December 31, 2019	9,330,297	$93,303	$40,329,502	$—	$1,643,111	$42,065,916

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Cash flows from operating activities
Net income	$590,619	$619,448
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,438,908	1,398,358
Unrealized gain on marketable equity securities	(193,705)	(15,517)
Amortization of loan procurement costs	200,819	49,118
Stock-based compensation	102,989	80,771
Changes in operating assets and liabilities:
Accounts receivable	(96,474)	35,685
Prepaid expenses and other assets	(37,436)	(41,937)
Accounts payable and accrued expenses	(298,390)	155,323
Net cash provided by operating activities	1,707,330	2,281,249
Cash flows from investing activities
Acquisition of self storage properties	(6,287,082)	—
Construction	(1,437,419)	(70,703)
Improvements and equipment additions	(58,186)	(93,829)
Net cash used in investing activities	(7,782,687)	(164,532)
Cash flows from financing activities
Issuance of common stock under rights offering, net of expenses	6,280,987	—
Line of credit borrowing	4,914,000	—
Principal payments on note payable	(470,955)	(190,488)
Line of credit issuance costs	—	(477,981)
Dividends paid	(2,107,376)	(1,992,397)
Net cash provided by (used in) financing activities	8,616,656	(2,660,866)
Net increase (decrease) in cash and cash equivalents	2,541,299	(544,149)
Cash, cash equivalents, and restricted cash, beginning of period	1,712,266	2,256,415
Cash, cash equivalents, and restricted cash, end of period	$4,253,565	$1,712,266
Supplemental cash flow and noncash information
Cash paid for interest	$821,434	$837,074
Supplemental disclosure of noncash activities:
Dividends accrued on restricted stock awards	$7,179	$2,930

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

Global Self Storage, Inc. (the “Company,” “we,” “our,” “us”) is a self-administered and self-managed Maryland real estate investment trust (“REIT”) that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. Through its wholly owned subsidiaries, the Company owns and/or manages 13 self-storage properties in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company operates primarily in one segment: rental operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Upon deregistration as an investment company, effective January 19, 2016, the Company’s status changed to an operating company from an investment company since it no longer met the assessment of an investment company under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946 (“ASC 946”). The Company discontinued applying the guidance in ASC 946 and began to account for the change in status prospectively by accounting for its investments in accordance with other U.S. generally accepted accounting principles (“GAAP”) topics as of the date of the change in status.

The consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts from the prior year have been reclassified to conform to current year presentation as described below.

Accounting Standards Adopted

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less are accounted for similar to previous guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to previous guidance for sales-type leases, direct financing leases and operating leases. The Company adopted the standard on January 1, 2019, the date it became effective for public companies, using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of January 1, 2019 as a result of this adoption. Upon adoption, the Company elected the package of practical expedients permitted within the standard, which among other things, allows for the carryforward of historical lease classification. The Company also elected the practical expedient provided to lessors in a subsequent amendment to the standard that removed the requirement to separate lease and nonlease components, provided certain conditions were met. Refer to note 9 for the impact of the adoption of ASU No. 2016-02 – Leases (Topic 842) on the Company’s consolidated financial statements.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$3,990,160	$1,526,203
Restricted cash	263,405	186,063
Total cash, cash equivalents, and restricted cash as shown in our consolidated statements of cash flows	$4,253,565	$1,712,266

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

Acquisition costs are accounted for in accordance with Accounting Standard Update (“ASU”) No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business, which was adopted on January 1, 2018 and are generally capitalized. When stores are acquired, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Allocations to land, building and improvements, and equipment are recorded based upon their respective fair values as estimated by management.

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

Internal transaction costs associated with acquisitions or dispositions of real estate, as well as repairs and maintenance costs, are charged to expense as incurred. Major replacements and betterments that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 39 years.

Derivative Financial Instruments

The Company carries all derivative financial instruments on the balance sheet at fair value. Fair value of derivatives is determined by reference to observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship. The Company’s use of derivative instruments has been limited to an interest rate cap agreement. The fair values of derivative instruments are included in prepaid expenses and other assets in the accompanying balance sheets. For derivative instruments not designated as cash flow hedges, the unrealized gains and losses are included in interest expense in the accompanying statements of operations. For derivatives designated as cash flow hedges, the effective portion of the changes in the fair value of the derivatives is initially reported in accumulated other comprehensive income (loss) in the Company’s balance sheets and subsequently reclassified into earnings when the hedged transaction affects earnings. The valuation analysis of the interest rate cap reflects the contractual terms of derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses primarily consist of property tax accruals, unearned rental income, and trade payables.

Revenue and Expense Recognition

Revenues from stores, which are primarily composed of rental income earned pursuant to month-to-month leases for storage space, as well as associated late charges and administrative fees, are recognized as earned in accordance with ASU Leases-Topic 842. Promotional discounts reduce rental income over the promotional period. Ancillary revenues from sales of merchandise and tenant insurance and other income are recognized when earned.

The Company's management fees are earned subject to the terms of the related property management services agreements (“PSAs”). These PSAs provide that the Company will perform management services, which include leasing and operating the property and providing accounting, marketing, banking, maintenance and other services. These services are provided in exchange for monthly management fees, which are based on a percentage of revenues collected from stores owned by third parties. PSAs generally have original terms of three years, after which management services are provided on a month-to-month basis unless terminated. Management fees are due on the last day of each calendar month that management services are provided.

The Company accounts for the management services provided to a customer as a single performance obligation which are rendered over time each month in accordance with ASU Contracts with Customers-Topic 606. The total amount of consideration from the contract is variable as it is based on monthly revenues, which are influenced by multiple factors, some of which are outside the Company's control. Therefore, the Company recognizes the revenue at the end of each month once the uncertainty is resolved. No disaggregated information relating to PSAs is presented as there is only one contract for the year ended December 31, 2019.

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

The Company evaluates goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value may be less that carrying amounts. If it is determined that the carrying amount of goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value, an impairment charge is recorded. There were no indicators of impairment and no impairment charges were recorded during 2019 or 2018.

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

Recently Issued Accounting Standards

In August 2017, the FASB issued ASU No. 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The standard became effective on January 1, 2020 and is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 – Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance changes how entities measure credit losses for most financial assets. This standard requires an entity to estimate its lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU No. 2018-19 – Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that receivables arising from operating leases are within the scope of the leasing standard (ASU No. 2016-02), and not within the scope of ASU No. 2016-13. The standard became effective on January 1, 2020 and is not expected to have a material impact on the Company’s consolidated financial statements.

3. REAL ESTATE ASSETS

The carry value of the Company’s real estate assets is summarized as follows:

	December 31, 2019	December 31, 2018
Land	$6,122,065	$5,493,814
Buildings, improvements, and equipment	57,178,338	51,879,327
Construction in progress	1,532,235	94,816
Self storage properties	64,832,638	57,467,957
Less: Accumulated depreciation	(5,080,485)	(3,656,220)
Real estate assets, net	$59,752,153	$53,811,737

In 2019, the Company broke ground on the Millbrook, NY expansion, which, upon completion in February 2020, added approximately 16,500 of gross square feet of all-climate-controlled units. There is no guarantee that we will experience demand for the newly added expansion or that we will be able to successfully lease-up the expansion to the occupancy level of our other properties. As of December 31, 2019, development costs for this project have been capitalized and are reflected in real estate assets, net on the Company’s consolidated balance sheets.  Construction of the expansion was completed in the first quarter of 2020.

4. ACQUISITIONS

In November 2019 the Company acquired a self storage property. The acquisition of the property was accounted for as an asset acquisition. The cost of the property, including closing costs, was assigned to land, buildings, equipment, and in-place customer leases based on their relative fair values.

The purchase price of the property acquired in 2019 has been assigned as follows:

				Consideration Paid		Acquisition Date Fair Value
					Net Other
					Liabilities
					Assumed			In-Place	Closing
	Number of	Date of	Purchase		(Assets		Building and	Customer	Costs
State	Properties	Acquisition	Price	Cash Paid	Acquired)	Land	Equipment	Leases	Expensed
NY	1	11/19/2019	$6,282,514	$6,287,082	$(4,568)	$628,251	$5,240,825	$413,438	$—
Total			$6,282,514	$6,287,082	$(4,568)	$628,251	$5,240,825	$413,438	$—

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover and the estimated cost to replace the in-place leases. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). Amortization expense related to in-place customer leases was $14,643 and $0 for the years ended December 31, 2019 and 2018, respectively.

The following table summarizes the Company’s revenue and earnings associated with the 2019 acquisition from the acquisition date, that are included in the consolidated statements of operations for the year ended December 31, 2019:

Year Ended
December 31, 2019
Total revenue	$60,244
Net loss	(7,484)

5. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consisted of the following:

		Gross Unrealized
December 31, 2019	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,005,825	$—	$1,761,312
Total investment in marketable equity securities	$755,487	$1,005,825	$—	$1,761,312

		Gross Unrealized
December 31, 2018	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$812,120	$—	$1,567,607
Total investment in marketable equity securities	$755,487	$812,120	$—	$1,567,607

6. FAIR VALUE MEASUREMENTS

The use of fair value to measure the financial instruments held by the Company and its subsidiaries is fundamental to its consolidated financial statements and is a critical accounting estimate because a substantial portion of its assets and liabilities are recorded at estimated fair value. The application of fair value measurements may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability or whether management has elected to carry the item at its estimated fair value.

The hierarchy of valuation techniques is based on whether the inputs to those techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 — Quoted prices in active markets for identical instruments or liabilities.

Level 2 — Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of the Company. These may include quoted prices for similar assets and liabilities, interest rates, prepayment speeds, credit risk, and market-corroborated inputs.

Level 3 — Prices determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used. Unobservable inputs reflect the Company’s own assumptions about the factors that market participants use in pricing an asset or liability and are based on the best information available in the circumstances.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when estimating fair value. The valuation method used to estimate fair value may produce a fair value measurement that may not be indicative of ultimate realizable value. Furthermore, while management believes its valuation methods are appropriate and consistent with those used by other market participants, the use of different methods or assumptions to estimate the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Those estimated values may differ significantly from the values that would have been used had a readily available market for such loans or investments existed, or had such loans or investments been liquidated, and those differences could be material to the financial statements.

Fair valued assets consist of shares of equity securities and an interest rate cap. The value of the equity securities is based on a traded market price and is considered to be a level 1 measurement, and the value of the interest rate cap is based on its maturity, observable market-based inputs including interest rate curves and is considered to be a level 2 measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2019 and December 31, 2018:

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,761,312	$—	$—	$1,761,312
Interest rate cap	—	51	—	51
Total assets at fair value	$1,761,312	$51	$—	$1,761,363

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,567,607	$—	$—	$1,567,607
Interest rate cap	—	4,889	—	4,889
Total assets at fair value	$1,567,607	$4,889	$—	$1,572,496

There were no assets transferred from level 1 to level 2 as of December 31, 2019 or December 31, 2018. The Company did not have any assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of December 31, 2019 or December 31, 2018.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their respective carrying values as of December 31, 2019 and 2018. The aggregate estimated fair value of the Company’s debt was $24,474,174 and $18,877,333 as of December 31, 2019 and 2018, respectively.  These estimates were based on market interest rates for comparable obligations, general market conditions and maturity. The Company’s debt is classified as level 2 in the fair value hierarchy.

7. DERIVATIVES

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

The following table summarizes the terms of the Company’s derivative financial instrument as of December 31, 2019:

	Notional Amount			Effective	Maturity
Product	December 31, 2019	December 31, 2018	Strike	Date	Date
Cap Agreement	$7,500,000	$7,500,000	3.50% - 4.00%	12/24/2018	12/20/2021

8. NOTE PAYABLE AND REVOLVING LINE OF CREDIT

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

The Loan Documents require the Secured Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Lender may accelerate amounts outstanding under the Loan Documents upon the occurrence of an Event of Default (as defined in the Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. As of December 31, 2019 and 2018, the Company was in compliance with these covenants.

The Company incurred loan procurement costs of $646,246 and such costs have been recorded net of the note payable on the consolidated balance sheets. The costs are amortized over the term of the loan using the effective interest method and are recorded as an adjustment to interest expense. The Company recorded amortization expense of $41,492 and $42,333 for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019 and 2018 the carrying value of the Company’s note payable is summarized as follows:

Note Payable	December 31, 2019	December 31, 2018
Principal balance outstanding	$19,338,556	$19,809,511
Less: Loan procurement costs, net	(498,769)	(540,261)
Total note payable, net	$18,839,787	$19,269,250

As of December 31, 2019, the note payable was secured by certain of its self storage properties with an aggregate net book value of approximately $34.6 million. The note payable paid interest only from August 1, 2016 through June 30, 2018. The following table represents the future principal payment requirements on the note payable as of December 31, 2019:

2020	$492,797
2021	513,857
2022	535,816
2023	558,714
2024	582,591
2025 and thereafter	16,654,781
Total principal payments	$19,338,556

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

The Company incurred issuance costs of $477,981 and such costs are amortized as an adjustment to interest expense over the term of the loan. The Company recorded amortization expense of $159,327 and $6,785 for the years ended December 31, 2019 and 2018, respectively. The outstanding loan balance under the Revolver was $4,914,000 and $0 as of December 31, 2019 and 2018, respectively.

9. LEASES

Global Self Storage as Lessor

The Company's property rental revenue is primarily related to rents received from tenants at its operating stores. The Company's leases with its self storage tenants are generally on month-to-month terms, include automatic monthly renewals, allow flexibility to increase rental rates over time as market conditions permit, and provide for the collection of contingent fees such as late fees. These leases do not include any terms or conditions that allow the tenants to purchase the leased space. All self-storage leases for which the Company acts as lessor have been classified as operating leases. The real estate assets related to the Company's stores are included in "Real estate assets, net" on the Company's consolidated balance sheets and are presented at historical cost less accumulated depreciation and impairment, if any. Rental income related to these operating leases is included in Property rental revenue on the Company's consolidated statements of operations, and is recognized each month during the month-to-month terms at the rental rate in place during each month.

Global Self Storage as Lessee

The Company is a lessee in a lease agreement for an automobile entered into November 2019 with a lease term of 3 years. The lease agreement does not contain any material residual value guarantees or material restrictive covenants. As a result of the Company’s election of the package of practical expedients permitted within ASC 842, which among other things, allows for the carryforward of historical lease classification, all of the Company’s lease agreements have been classified as operating leases. Lease expense for payments related to the Company’s operating leases is recognized on a straight-line basis over the lease term.

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s secured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. Upon adoption of ASC 842 on January 1, 2019, the Company had no right-of-use assets and lease liabilities related to its operating leases. As of December 31, 2019, the Company had right-of-use assets and lease liabilities related to its operating leases of $37,700 and $37,700, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets, respectively. As of December 31, 2019, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were approximately 3 years and 4.78%, respectively.

The future minimum lease payments under the automobile lease are $14,254, $14,254, and $11,878 for the years ending December 31, 2020, 2021, and 2022, respectively.

10. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2019	2018
Net income	$590,619	$619,448
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	7,699,966	7,622,287
Net effect of dilutive unvested restricted stock awards included for treasury stock method	2,151	1,835
Average number of common shares outstanding - diluted	7,702,117	7,624,122
Earnings per common share
Basic	$0.08	$0.08
Diluted	$0.08	$0.08

Common stock dividends paid in cash totaled $2,107,376 ($0.26 per share) and $1,992,397 ($0.26 per share) for the years ended December 31, 2019 and 2018, respectively.

11. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and directors of Winmill & Co. Incorporated (“Winco”), Bexil, Tuxis, and their affiliates (collectively with the Company, the “Affiliates”). As of December 31, 2019, certain of the Affiliates owned approximately 5% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the IRC and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. Rent expense of concurrently used office space and overhead expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the IRC. The aggregate rent and overhead accrued and paid by the Company to Winco for the years ended December 31, 2019 and 2018 was $77,850 and $53,969, respectively. The Company had reimbursements payable to MMC and Winco for compensation and benefits and rent and overhead of $19,096 and $20,885 as of December 31, 2019 and 2018, respectively.

The Company currently reimburses monthly automobile expenses of $1,000 per month to its President, Mark C. Winmill. To the extent that the monthly payment under the Company’s automobile lease exceeds the current monthly reimbursement amount, Mr. Winmill voluntarily reimburses the Company for the excess amount. In this regard, Mr. Winmill has reimbursed the Company $3,228 and $3,228 for the years ended December 31, 2019 and 2018, respectively.

The Company leases office space and storage to certain Affiliates under a rental agreement. The terms of occupancy are month to month and automatically renew unless terminated by either party on ten days’ written notice. The Company earned rental income of $9,204 and $9,204 for the years ended December 31, 2019 and 2018, respectively.

In December 2019, the Company paid Tuxis $900,000 in connection with the purchase of a property made in 2016.

12. CAPITAL STOCK

As of December 31, 2019, the Company was authorized to issue 450,000,000 shares of $0.01 par value common stock of which 9,330,297 had been issued and was outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, authorized, of which none has been issued.

On November 18, 2019, the Company commenced a rights offering to eligible common stockholders of the Company for the purchase of up to approximately $11.6 million of newly issued shares of the Company’s common stock. The rights offering concluded on December 13, 2019, with the Company raising $6,280,987, net of offering costs, from the sale of 1,601,291 shares at $4.18 per share.

13. STOCK-BASED COMPENSATION

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

The Company approved restricted stock awards under the Plan to certain of its officers and employees during 2019 in the aggregate amount of 28,755 shares, of which 13,730 shares are time-based grants and 15,025 shares are performance-based grants. During 2018, the Company approved restricted stock awards under the Plan of 73,155 shares, of which 58,130 shares are time-based grants and 15,025 shares are performance-based grants. The Company recorded $102,990 and $80,771 of expense in general and administrative expense in its statement of operations related to restricted stock awards for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, there was $171,556 and $116,464 of unrecognized compensation expense related to unvested time-based and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted—average period of 2.44 years and 2.66 years for time-based and performance-based awards, respectively. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

Time-Based Restricted Stock Grants

These time-based grants vest solely based on continued employment, with 6.25% of the shares eligible to vest on each three-month anniversary of the grant date during the four-year vesting period. Time-based restricted stock cannot be transferred during the vesting period. Grants of time-based restricted stock entitle the holder to dividends paid by the Company on shares of its common stock.

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Stock	Fair Value
Unvested at December 31, 2018	47,228	$4.42
Granted	13,730	$3.94
Vested	(16,065)	$4.36
Forfeited	(4,961)	$4.15
Unvested at December 31, 2019	39,932	$4.31

Performance-Based Restricted Stock Grants

Performance-based restricted stock grants vest based on continued employment and the achievement of certain Funds from Operations, as adjusted (“AFFO”) and same store revenue growth (“SSRG”) goals by the Company during 2019. Between 0% and 200% of these shares will be earned based on achievement of the AFFO and SSRG goals in 2019, and the shares which are earned will remain subject to quarterly vesting during the remaining four-year time vesting period. Dividends paid by the Company prior to the determination of how many shares are earned will be retained by the Company and released only with respect to earned shares. If a Change in Control (as defined in the Plan) occurs during 2019, the number of shares earned will equal the greater of the number of shares granted and the number of shares which would have been earned based on the AFFO and SSRG through the date of the Change in Control. If following a Change in Control, a grantee is terminated by the Company without Cause or by the grantee with Good Reason (as each is defined in the Plan), all unvested restricted stock will fully vest. Performance-based restricted stock earned during 2019 and 2018 were 15,025 shares and 27,613 shares, respectively.

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-based Stock Grants	Stock	Fair Value
Unvested at December 31, 2018	15,025	$4.42
Granted	27,613	$4.16
Vested	(14,899)	$4.33
Unvested at December 31, 2019	27,739	$4.21

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

15. SUBSEQUENT EVENTS

On March 26, 2020, the Company approved restricted share awards under the Plan to certain of its officers and employees in the aggregate amount of 28,755 shares, of which 15,025 shares are performance-based grants and the remainder of the shares are time-based grants. Between 0% and 200% of these shares will be earned based on achievement of the AFFO and SSRG goals in 2020, and the shares which are earned will remain subject to quarterly vesting during the remaining four-year time vesting period. Dividends paid by the Company prior to the determination of how many shares are earned will be retained by the Company and released only with respect to earned shares. If a Change in Control (as defined in the Plan) occurs during 2020, the number of shares earned will equal the greater of the number of shares granted and the number of shares which would have been earned based on the AFFO and SSRG through the date of the Change in Control. If following a Change in Control, a grantee is terminated by the Company without Cause or by the grantee with Good Reason (as each is defined in the Plan), all unvested restricted shares will fully vest.

On March 2, 2020, the Company declared a cash dividend of $0.065 per common share payable on March 31, 2020 to stockholders of record as of March 16, 2020.

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risk with respect to the to the Company's business, financial condition, results of operations and cash flows, such as the potential negative impact to occupancy at its properties, financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

GLOBAL SELF STORAGE, INC.

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

December 31, 2019

			Initial cost			Gross Carrying Amount at December 31, 2019
Description	Square Footage		Land	Buildings & Improvements	Costs Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation
Clinton, CT (B)	30,408		$356,040	$3,108,285	$14,197	$356,040	$3,122,482	$3,478,522	$232,486
Bolingbrook, IL (A)	113,700		633,914	5,491,409	2,439,850	633,914	7,931,259	8,565,173	798,681
Dolton, IL (A)	86,590		614,413	5,227,313	9,611	614,413	5,236,924	5,851,337	558,103
McCordsville, IN (B)	82,011		770,000	6,776,000	46,578	770,000	6,822,578	7,592,578	556,094
Merrillville, IN (A)	80,570		597,229	5,104,011	464,324	597,229	5,568,335	6,165,564	565,840
Millbrook, NY (B)	12,676		423,960	2,900,895	56,250	423,960	2,957,145	3,381,105	203,530
Rochester, NY (A)	68,106		571,583	5,227,630	12,983	571,583	5,240,613	5,812,196	517,652
Lima, OH (B)	98,265		530,000	4,664,000	99,237	530,000	4,763,237	5,293,237	395,563
Sadsburyville, PA (A)	78,847		462,749	5,146,579	28,362	462,749	5,174,941	5,637,690	544,462
Summerville, SC (A)	74,500	(1)	345,160	2,989,159	5,475	345,160	2,994,634	3,339,794	300,260
Summerville, SC (A)	43,210	(2)	188,766	1,605,405	14,725	188,766	1,620,130	1,808,896	163,201
West Henrietta, NY (B)	48,250		628,251	5,229,481	—	628,251	5,229,481	5,857,732	16,074
	817,133		$6,122,065	$53,470,167	$3,191,592	$6,122,065	$56,661,759	$62,783,824	$4,851,946

(A)	This property is held as collateral under the Loan Agreement with an outstanding balance of $19,338,556 as of December 31, 2019.
(B)	This property is held as collateral under the Revolver with an outstanding balance of $4,914,000 as of December 31, 2019
(1)	SSG Summerville I LLC.
(2)	SSG Summerville II LLC

Activity in storage properties during the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Storage properties *
Balance at beginning of period	$57,467,957	$57,303,425
Acquisitions and improvements	7,364,681	164,532
Balance at end of period	$64,832,638	$57,467,957

Accumulated depreciation
Balance at beginning of period	$(3,656,220)	$(2,257,862)
Depreciation expense	(1,424,265)	(1,398,358)
Balance at end of period	$(5,080,485)	$(3,656,220)
Storage properties, net	$59,752,153	$53,811,737

*	These amounts include equipment that is housed at the Company’s properties and construction in progress which is excluded from Schedule III above.