Form 10-Q
period 2020-03-31
Global Self Storage, Inc.
filed 2020-05-15
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 20, 2020, was 9,356,202.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. One of the most significant factors is the ongoing and potential impact of the current outbreak of the novel coronavirus (“COVID-19”) pandemic on the economy, the self storage industry and the broader financial markets, which may have a significant negative impact on the Company's financial condition, results of operations and cash flows. The Company is unable to predict whether the continuing effects of the COVID-19 pandemic will trigger a further economic slowdown or a recession and to what extent the Company will experience disruptions related to the COVID-19 pandemic in the second quarter or thereafter. The current outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below and the risks described in “Item 1A. Risk Factors” included in our most recent annual report on Form 10-K and in this quarterly report and in our subsequent filings with the Securities and Exchange Commission (the “SEC”). Such factors include, but are not limited to:

•

general risks associated with the ownership and operation of real estate, including changes in demand, risks related to development or redevelopment (including expansions) of self storage properties, potential liability for environmental contamination, natural disasters and adverse changes in tax, real estate and zoning laws and regulations;

•	risks associated with downturns in the national and local economies in the markets in which we operate, including risks related to current economic conditions and the economic health of our customers;
•	the impact of competition from new and existing self storage and commercial properties and other storage alternatives;
•	difficulties in our ability to successfully evaluate, finance, integrate into our existing operations, and manage acquired and developed properties;
•	risks related to our development of new properties and expansions and related lease up at our existing properties and/or participation in joint ventures;
•	risks of ongoing litigation and other legal and regulatory actions, which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business;
•

the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing the environment, taxes and our tenant reinsurance business and real estate investment trusts (“REITs”), and risks related to the impact of new laws and regulations;

•	risk of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with challenges to intercompany transactions with our taxable REIT subsidiaries;
•	changes in federal or state tax laws related to the taxation of REITs, which could impact our status as a REIT;
•	increases in taxes, fees and assessments from state and local jurisdictions;
•	security breaches or a failure of our networks, systems or technology;

•	our ability to obtain and maintain financing arrangements on favorable terms;
•	market trends in our industry, interest rates, the debt and lending markets or the general economy and the changes resulting from the COVID-19 pandemic;
•	the timing of acquisitions and our ability to execute on our acquisition pipeline;
•	general volatility of the securities markets in which we participate;
•	changes in the value of our assets;
•	changes in interest rates and the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•	our ability to continue to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;
•	availability of qualified personnel;
•	difficulties in raising capital at a reasonable cost;
•	fiscal policies or inaction at the U.S. federal government level, which may lead to federal government shutdowns or negative impacts on the U.S economy;
•	estimates relating to our ability to make distributions to our stockholders in the future; and
•	economic uncertainty due to the impact of terrorism, infectious or contagious diseases or pandemics such as the COVID-19 pandemic, or war.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Real estate assets, net	$60,173,297	$59,752,153
Cash and cash equivalents	3,069,696	3,990,160
Restricted cash	282,759	263,405
Investments in securities	1,570,907	1,761,312
Accounts receivable	108,655	164,078
Prepaid expenses and other assets	409,549	325,450
Line of credit issuance costs, net	272,037	311,869
Intangible assets, net	261,844	398,795
Goodwill	694,121	694,121
Total assets	$66,842,865	$67,661,343
Liabilities and equity
Note payable, net	$18,729,152	$18,839,787
Line of credit borrowing	4,914,000	4,914,000
Accounts payable and accrued expenses	2,067,528	1,841,640
Total liabilities	25,710,680	25,595,427
Commitments and contingencies
Equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized, 9,356,202 and 9,330,297 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	93,562	93,303
Additional paid in capital	40,358,405	40,329,502
Retained earnings	680,218	1,643,111
Total equity	41,132,185	42,065,916
Total liabilities and equity	$66,842,865	$67,661,343

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues
Rental income	$2,150,240	$2,038,684
Other property related income	71,960	67,827
Management fees and other income	17,344	—
Total revenues	2,239,544	2,106,511
Expenses
Property operations	916,080	913,349
General and administrative	682,623	555,928
Depreciation and amortization	515,937	351,644
Business development	9,240	8,250
Total expenses	2,123,880	1,829,171
Operating income	115,664	277,340
Other income (expense)
Dividend and interest income	24,100	17,200
Unrealized gain (loss) on marketable equity securities	(190,405)	154,449
Interest expense	(305,783)	(261,166)
Total other (expense), net	(472,088)	(89,517)
Net (loss) income and comprehensive (loss) income	$(356,424)	$187,823
Earnings per share
Basic	$(0.04)	$0.02
Diluted	$(0.04)	$0.02
Weighted average shares outstanding
Basic	9,262,811	7,630,722
Diluted	9,262,811	7,637,733

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

					Total
	Common Stock		Paid in	Retained	Stockholders'
	Shares	Par Value	Capital	Earnings	Equity
Balances at December 31, 2019	9,330,297	$93,303	$40,329,502	$1,643,111	$42,065,916
Restricted stock grants issued	25,905	259	(259)	—	—
Stock-based compensation	—	—	29,162	—	29,162
Net loss	—	—	—	(356,424)	(356,424)
Dividends	—	—	—	(606,469)	(606,469)
Balances at March 31, 2020	9,356,202	$93,562	$40,358,405	$680,218	$41,132,185

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

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(356,424)	$187,823
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	515,937	351,644
Unrealized loss (gain) on marketable equity securities	190,405	(154,449)
Amortization of loan procurement costs	50,047	50,298
Stock-based compensation	29,162	54,160
Changes in operating assets and liabilities:
Accounts receivable	55,423	(23,736)
Prepaid expenses and other assets	(84,099)	(19,914)
Accounts payable and accrued expenses	224,911	167,521
Net cash provided by operating activities	625,362	613,347
Cash flows from investing activities
Construction	(746,487)	(22,401)
Improvements and equipment additions	(53,643)	(7,390)
Net cash used in investing activities	(800,130)	(29,791)
Cash flows from financing activities
Principal payments on note payable	(120,850)	(115,898)
Dividends paid	(605,492)	(499,044)
Net cash used in financing activities	(726,342)	(614,942)
Net decrease in cash and cash equivalents	(901,110)	(31,386)
Cash, cash equivalents, and restricted cash, beginning of period	4,253,565	1,712,266
Cash, cash equivalents, and restricted cash, end of period	$3,352,455	$1,680,880
Supplemental schedule of cash flow information
Interest paid	$267,132	$207,200

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

The accompanying unaudited consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with GAAP for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The consolidated balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Risks and Uncertainties — The recent outbreak of the novel coronavirus pandemic (“COVID-19”) around the globe continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by, among other things, instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating significant disruption in global supply chains, and adversely impacting a number of industries.

The major disruption caused by COVID-19 brought to a halt most economic activity in most of the United States resulting in a significant increase in unemployment claims and will likely result in a significant decline in the U.S. Gross Domestic Product (“GDP”).

COVID-19 could have a continued and prolonged adverse impact on economic and market conditions and trigger a period of global economic slowdown which could have a material adverse effect on the Company’s results and financial condition.

The full impact of COVID-19 on the real estate industry, the credit markets and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to (i) the uncertainty around the severity and duration of the outbreak, (ii) the effectiveness of the United States public health response, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, (v) the timing and speed of economic recovery, including the availability of a treatment or vaccination for COVID-19, and (vi) the negative impact on our properties.

Reclassifications

Certain amounts from the prior year have been reclassified to conform to current year presentation as described below.

Cash, Cash Equivalents, and Restricted Cash

The Company’s cash is deposited with financial institutions located throughout the United States and at times may exceed federally insured limits. Cash equivalents consists of money market fund shares and may include, among other things, highly liquid investments purchased with an original maturity of three months or less. Restricted cash is comprised of escrowed funds deposited with a bank relating to capital expenditures.

The carrying amount reported on the balance sheet for cash, cash equivalents, and restricted cash approximates fair value.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our unaudited consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$3,069,696	$3,990,160
Restricted cash	282,759	263,405
Total cash, cash equivalents, and restricted cash as shown in our unaudited consolidated statements of cash flows	$3,352,455	$4,253,565

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

Acquisition costs are accounted for in accordance with Accounting Standard Update ("ASU") No. 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business, which was adopted on January 1, 2018 and are generally capitalized for acquisitions that qualify as asset acquisitions. When properties are acquired, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Allocations to land, building and improvements, and equipment are recorded based upon their respective fair values as estimated by management.

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

Revenue and Expense Recognition

Revenues from stores, which are primarily composed of rental income earned pursuant to month-to-month leases for storage space, as well as associated late charges and administrative fees, are recognized as earned in accordance with ASC Topic 842, Leases. Promotional discounts reduce rental income over the promotional period. Ancillary revenues from sales of merchandise and tenant insurance and other income are recognized when earned.

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

The Company accounts for the management services provided to a customer as a single performance obligation which are rendered over time each month in accordance with ASC Topic 606, Revenue from Contracts with Customers. The total amount of consideration from the contract is variable as it is based on monthly revenues, which are influenced by multiple factors, some of which are outside the Company's control. Therefore, the Company recognizes the revenue at the end of each month once the uncertainty is resolved. No disaggregated information relating to PSAs is presented as the Company currently has only one contract.

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

The Company evaluates goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value may be less that carrying amounts. If it is determined that the carrying amount of goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value, an impairment charge is recorded. As a result of the recent global economic disruption and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of March 31, 2020, and accordingly, performed interim impairment testing. Based on the quantitative assessment performed, the Company concluded that no impairment existed.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The effects of the COVID-19 pandemic may negatively and materially impact significant estimates and assumptions used by the Company including, but not limited to estimates of expected credit losses and the fair value estimates of the Company’s assets and liabilities. Actual results could materially differ from management’s estimates.

Recently Issued Accounting Standards

In August 2017, the FASB issued ASU No. 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The Company adopted this guidance on January 1, 2020, with no material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 – Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance changes how entities measure credit losses for most financial assets. This standard requires an entity to estimate its lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU No. 2018-19 – Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that receivables arising from operating leases are within the scope of the leasing standard (ASU No. 2016-02), and not within the scope of ASU No. 2016-13. The Company adopted this standard on January 1, 2020, with no material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)." ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

3. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows

	March 31, 2020	December 31, 2019
Land	$6,122,065	$6,122,065
Buildings, improvements, and equipment	59,505,045	57,178,338
Construction in progress	5,658	1,532,235
Self storage properties	65,632,768	64,832,638
Less: Accumulated depreciation	(5,459,471)	(5,080,485)
Real estate assets, net	$60,173,297	$59,752,153

The Company completed the expansion at its Millbrook, NY property in February 2020, which added approximately 16,500 of gross square feet of all-climate-controlled units.

In the first quarter of 2020, the Company began reviewing plans to convert certain commercially-leased space to all-climate-controlled units at McCordsville, IN. In April 2020, the Company commenced such conversion. We currently anticipate that the conversion project will proceed accordingly, with construction completion expected sometime during the third quarter of 2020, resulting in a total of 544 units and 76,378 leasable square feet at McCordsville, IN. However, there is no guarantee that we will complete this project in this timeframe or at all.

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consisted of the following:

		Gross Unrealized
March 31, 2020	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$815,420	$—	$1,570,907
Total investment in marketable equity securities	$755,487	$815,420	$—	$1,570,907

		Gross Unrealized
December 31, 2019	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,005,825	$—	$1,761,312
Total investment in marketable equity securities	$755,487	$1,005,825	$—	$1,761,312

5. FAIR VALUE MEASUREMENTS

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

March 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,570,907	$—	$—	$1,570,907
Interest rate cap derivative	—	1,474	—	1,474
Total assets at fair value	$1,570,907	$1,474	$—	$1,572,381

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,761,312	$—	$—	$1,761,312
Interest rate cap derivative	—	51	—	51
Total assets at fair value	$1,761,312	$51	$—	$1,761,363

There were no assets transferred from level 1 to level 2 as of March 31, 2020. The Company did not have any assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of March 31, 2020.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their respective carrying values as of March 31, 2020. The estimated fair value of the Company’s combined debt was approximately $23,485,425 as of March 31, 2020. This estimate was based on market interest rates for comparable obligations, general market conditions, and maturity. The Company’s debt is classified as level 2 of the fair value hierarchy.

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

The following table summarizes the terms of the Company’s derivative financial instrument:

	Notional Amount			Effective	Maturity
Product	March 31, 2020	December 31, 2019	Strike	Date	Date
Cap Agreement	$7,500,000	$7,500,000	3.50% - 4.00%	12/24/2018	12/20/2021

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

The Company incurred loan procurement costs of $646,246 and such costs have been recorded net of the note payable on the consolidated balance sheet and are amortized as an adjustment to interest expense over the term of the loan. The Company recorded amortization expense of $10,215 and $10,467 for the three months ended March 31, 2020 and 2019, respectively.

The carrying value of the Company’s note payable is summarized as follows:

Note Payable	March 31, 2020	December 31, 2019
Principal balance outstanding	$19,217,706	$19,338,556
Less: Loan procurement costs, net	(488,554)	(498,769)
Total note payable, net	$18,729,152	$18,839,787

As of March 31, 2020, the note payable was secured by certain of its stores with an aggregate net book value of approximately $34.3 million. The following table represents the future principal payment requirements on the note payable as of March 31, 2020:

2020 (9 months)	$412,090
2021	513,857
2022	535,816
2023	558,714
2024	582,591
2025 and thereafter	16,614,638
Total principal payments	$19,217,706

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

The Company incurred issuance costs of $477,981 and such costs are amortized as an adjustment to interest expense over the term of the loan. The Company recorded amortization expense of $39,832 and $39,832 for the three months ended March 31, 2020 and 2019, respectively. The outstanding loan balance under the Revolver was $4,914,000 as of both March 31, 2020 and December 31, 2019.

8. LEASES

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

Global Self Storage as Lessee

The Company is a lessee in a lease agreement for an automobile entered into November 2019 with a lease term of three years. The lease agreement does not contain any material residual value guarantees or material restrictive covenants. As a result of the Company’s election of the package of practical expedients permitted within ASC Topic 842, which among other things, allows for the carryforward of historical lease classification, all of the Company’s lease agreements have been classified as operating leases. Lease expense for payments related to the Company’s operating leases is recognized on a straight-line basis over the lease term.

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s secured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. The Company had no right-of-use assets and lease liabilities related to its operating leases as of March 31, 2019. As of March 31, 2020, the Company had right-of-use assets and lease liabilities related to its operating leases of $34,575 and $34,575, which are included in Prepaid expenses and other assets and Accounts payable and accrued expenses on the Company’s consolidated balance sheets, respectively, and amortization expense is included in General and administrative expenses in the Company’s consolidated statements of operations. As of March 31, 2020, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were approximately 2.6 years and 4.78%, respectively.

The future minimum lease payments under the automobile lease are $9,502, $14,254, and $11,878 for the years ending December 31, 2020, 2021, and 2022, respectively.

9. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2020	2019
Net income (loss)	$(356,424)	$187,823
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	9,262,811	7,630,722
Net effect of dilutive unvested restricted stock awards included for treasury stock method	—	7,011
Average number of common shares outstanding - diluted	9,262,811	7,637,733
Earnings per common share
Basic	$(0.04)	$0.02
Diluted	$(0.04)	$0.02

As of March 31, 2020, 8,670 shares of common stock from outstanding restricted stock awards were excluded from the computation of diluted net loss per common share since the effect would be anti-dilutive.

Common stock dividends totaled $606,469 ($0.065 per share) and $503,294 ($0.065 per share) for the three months ended March 31, 2020 and 2019, respectively.

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation (“Tuxis”), and their affiliates (collectively with the Company, the “Affiliates”). As of March 31, 2020, certain of the Affiliates and the Company’s directors and employees may be deemed to own approximately 7.8% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the IRC and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. Rent expense of concurrently used office space and overhead expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the IRC. The aggregate rent and overhead accrued and paid by the Company to Winco was $21,328 and $19,338 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company had reimbursements payable to MMC and Winco for compensation and benefits and rent and overhead of $6,040.

The Company currently reimburses monthly automobile expenses of $1,000 per month to its President, Mark C. Winmill. To the extent that the monthly payment under the Company’s automobile lease exceeds the current monthly reimbursement amount, Mr. Winmill voluntarily reimburses the Company for the excess amount. In this regard, as of March 31, 2020, the Company is due reimbursement of $2,254 for the automobile payments paid and due in 2020. For the three months ended March 31, 2019, Mr. Winmill reimbursed the Company $3,228 for the automobile payments paid and due in 2019.

The Company leases office space and storage to certain Affiliates under rental agreements. The terms of occupancy are month to month and automatically renew unless terminated by either party on ten days’ written notice. The Company earned rental income of $2,001 for each of the three months ended March 31, 2020 and 2019, respectively.

11. CAPITAL STOCK

As of March 31, 2020, the Company was authorized to issue 450,000,000 shares of $0.01 par value common stock of which 9,356,202 had been issued and was outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, authorized, of which none has been issued.

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

On March 26, 2020 the Company approved restricted stock awards under the Plan to certain of its officers and employees in the aggregate amount of 25,905 shares, of which 10,880 shares are time-based grants and 15,025 shares are performance-based grants. The Company recorded $29,162 and $54,160  of expense in general and administrative expense in its statement of operations related to restricted stock awards for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, there was $153,678 and $105,180 of unrecognized compensation expense related to unvested time-based and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted-average period of 2.56 and 2.95 years for time-based and performance-based awards, respectively. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

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

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Stock	Fair Value
Unvested at December 31, 2019	39,932	$4.31
Granted	10,880	$3.58
Vested	(4,134)	$4.34
Unvested at March 31, 2020	46,678	$4.14

Performance-Based Restricted Stock Grants

Performance-based restricted stock grants vest based on continued employment and the achievement of certain Funds from Operations, as adjusted (“AFFO”) and same store revenue growth (“SSRG”) goals by the Company during 2020. Between 0% and 200% of these shares will be earned based on achievement of the AFFO and SSRG goals in 2020, and the shares which are earned will remain subject to quarterly vesting during the remaining four-year time vesting period. Dividends paid by the Company prior to the determination of how many shares are earned will be retained by the Company and released only with respect to earned shares. If a Change in Control (as defined in the Plan) occurs during 2020, the number of shares earned will equal the greater of the number of shares granted and the number of shares which would have been earned based on the AFFO and SSRG through the date of the Change in Control. If following a Change in Control, a grantee is terminated by the Company without Cause or by the grantee with Good Reason (as each is defined in the Plan), all unvested restricted stock will fully vest.

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-based Stock Grants	Stock	Fair Value
Unvested at December 31, 2019	27,739	$4.21
Granted	15,025	$3.58
Vested	(2,667)	$4.25
Unvested at March 31, 2020	40,097	$3.97

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

14. SUBSEQUENT EVENTS

Subsequent to March 31, 2020, the global economy has continued to be severely impacted by the COVID-19 pandemic. The

Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it will impact its tenants, employees, vendors, and lenders. The impact of the COVID-19 pandemic on the U.S. and global economies generally, the extent to which the COVID-19 pandemic impacts the Company in particular, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

.

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

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a pandemic and on March 13, 2020 the United States declared a national emergency with respect to the COVID-19 pandemic. See the “Management’s Discussion and Analysis Overview,” “Same-Store Self Storage Operations” and “Combined Same-Store and Non Same-Store Self Storage Operations” sections below for a discussion of the impact on our business, including operational changes we have implemented. The current operating environment is changing rapidly. Our future response and the resulting impact on our business is difficult to predict. The extent of the impact that the COVID-19 pandemic will have on our business going forward, including our financial condition, results of operations and cash flows, is dependent on multiple factors, many of which are unknown. We will continue to monitor the effects of the COVID-19 pandemic and will adjust our operations as necessary. For additional details, see Item 1A. Risk Factors.

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

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible, and secure storage space for residential and commercial customers. The Company currently owns and operates, or manages, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma.

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

On December 20, 2018, certain wholly owned subsidiaries (“Credit Facility Secured Subsidiaries”) of the Company entered into a revolving credit loan agreement (collectively, the “Credit Facility Loan Agreement”) between the Credit Facility Secured Subsidiaries and TCF National Bank (“Credit Facility Lender”). Under the Credit Facility Loan Agreement, the Credit Facility Secured Subsidiaries may borrow from the Credit Facility Lender in the principal amount of up to $10 million pursuant to a promissory note (the “Credit Facility Promissory Note”). The Credit Facility Promissory Note bears an interest rate equal to 3.00% over the One Month U.S. Dollar London Inter-Bank Offered Rate and is due to mature on December 20, 2021. The obligations under the Credit Facility Loan Agreement are secured by certain real estate assets owned by the Credit Facility Secured Subsidiaries. The Company entered into a guaranty of payment on December 20, 2018 (the “Credit Facility Guaranty,” and together with the Credit Facility Loan Agreement, the Credit Facility Promissory Note and related instruments, the “Credit Facility Loan Documents”) to guarantee the payment to Credit Facility Lender of certain obligations of the Credit Facility Secured Subsidiaries under the Credit Facility Loan Agreement. The Company and the Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Credit Facility Loan Documents. The Company also maintains a bank account at the Credit Facility Lender. The foregoing description is qualified in its entirety by the full terms and conditions of the Credit Facility Loan Documents, filed as Exhibits 10.1 and 10.2 to the Current Report on Form 8-K filed on December 21, 2018. As of March 31, 2020, we have withdrawn proceeds of $4,914,000 under the Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

We expect in the near-term there may be a lower volume of acquisition transactions in the self storage sector generally due to uncertainty from the COVID-19 pandemic. However, we continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not complete any acquisitions in the three months ended March 31, 2020.

We believe that our third-party management platform, Global MaxManagementSM, will provide an additional revenue stream through management fees and tenant insurance premiums and will help expand our brand awareness, and may also allow us to build a captive acquisition pipeline. Despite the challenges presented by the COVID-19 pandemic, we continue to actively market our third-party management platform to developers, single-property self storage operators, and small-portfolio self storage operators, and we believe these discussions may lead to the addition of new properties to our owned and/or third-party management portfolios. In addition, we may pursue third-party management opportunities owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities. As of March 31, 2020, we managed one property, which was rebranded as “Global Self Storage,” had 136,718-leasable square feet and was comprised of 617 climate-controlled and non-climate-controlled units, located in Edmond, Oklahoma.

We expect we will have sufficient cash from current sources to meet our liquidity needs for the next twelve months. However, we may opt to supplement our equity capital and increase potential returns to our stockholders through the use of prudent levels of borrowings. We may use debt when the available terms and conditions are favorable to long-term investing and well-aligned with our business plan. In light of the current COVID-19 pandemic and its impact on the global economy, we are closely monitoring overall liquidity levels and changes in our business performance (including our properties) to be in a position to enact changes to ensure adequate liquidity going forward.

As of March 31, 2020, we had capital resources totaling approximately $10.1 million, comprised of $3.4 million of cash, cash equivalents, and restricted cash, $1.6 million of marketable securities, and $5.1 million available for withdrawal under the Credit Facility Loan Agreement. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores. These capital resources allow us to continue to execute our strategic business plan, which includes funding acquisitions, either directly or through joint ventures; expansion projects at our existing properties; and broadening our revenue base and pipeline of potential acquisitions through developing Global MaxManagementSM, our third-party management platform. Our board of directors regularly reviews our strategic business plan, including topics and metrices like capital formation, debt versus equity ratios, dividend policy, use of capital and debt, funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) performance, and optimal cash levels.

We expect that the results of our operations will be affected by a number of factors. Many of the factors that will affect our operating results are beyond our control. The Company and its properties could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the current outbreak of the COVID-19 pandemic. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures, requiring restrictions on travel, “shelter-in-place” and/or “stay-at-home” orders, and imposing restrictions on the types of businesses that may continue to operate. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic.

The containment measures described above generally do not apply to businesses, like ours, but may apply to certain of our tenants, employees, vendors, and lenders. Self storage has been identified by the Department of Homeland Security as a Critical Infrastructure Sector and has been deemed an essential business in all states where we have operations. We believe this is because self-storage facilities play an important role in local supply chains, and are used by residents and businesses to store a variety of critical supplies for residential and commercial use. As such, we are proud to continue to serve our communities in this way and currently expect to remain fully operational for the duration of the COVID-19 pandemic. In addition, we are practicing social distancing and enhanced cleaning and disinfectant activities to protect our employees and tenants. We have long provided online leasing and payment options, as well as on-site contactless solutions using kiosks that can facilitate rentals and even automatically dispense locks. Our kiosks are available 24/7 at each of our stores where prospective tenants can select and rent a unit, or current tenants can pay their rent.

Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to the Company’s business, financial condition, results of operations and cash flows, and our tenant's ability to pay rent. The extent to which our financial condition and results of operations operating will continue to be affected by the COVID-19 pandemic will largely depend on future developments, which are highly uncertain and cannot be accurately predicted.

Results of Operations for the Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

Revenues

Total revenues increased from $2,106,511 during the three months ended March 31, 2019 to $2,239,544 during the three months ended March 31, 2020, an increase of $133,033, or 6.3%. Rental income increased from $2,038,684 during the three months ended March 31, 2019 to $2,150,240 during the three months ended March 31, 2020, an increase of $111,556, or 5.5%. The increase was primarily attributable to the West Henrietta, NY acquisition and increases in rental rates at our other wholly-owned stores.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $67,827 during the three months ended March 31, 2019 to $71,960 during the three months ended March 31, 2020, an increase of $4,133, or 6.1%. This increase was primarily attributable to increased insurance participation.

Income from our third-party management platform consists of management fees and customer insurance fees. Management fees and other income increased from $0 during the three months ended March 31, 2019 to $17,344 during the three months ended March 31, 2020.

Operating Expenses

Total operating expenses increased from $1,829,171 during the three months ended March 31, 2019 to $2,123,880 during the three months ended March 31, 2020, an increase of $294,709, or 16.1%, which was primarily attributable to increases in certain general and administrative expenses. Store operating expenses increased from $913,349 during the three months ended March 31, 2019 to $916,080 during the three months ended March 31, 2020, an increase of $2,731, or 0.3%.

Depreciation and amortization increased from $351,644 during the three months ended March 31, 2019 to $515,937 during the three months ended March 31, 2020, an increase of $164,293, or 46.7%, which was primarily attributable to depreciation of the building and fixtures and amortization of the in-place leases related to the 2019 store acquisition in West Henrietta, NY.

General and administrative expenses increased from $555,928 during the three months ended March 31, 2019 to $682,623 during the three months ended March 31, 2020, an increase of $126,695, or 22.8%. The increase in the general and administrative expenses during the period are primarily attributable to increased accounting expenses relating to the engagement of our new independent registered public accounting firm and increased expenses associated with federal and state tax liability of our taxable REIT subsidiary.

Business development, capital raising, store acquisition, and third-party management marketing expenses increased from $8,250 during the three months ended March 31, 2019 to $9,240 during the three months ended March 31, 2020. These costs primarily consist of costs incurred in connection with business development, capital raising, and future potential store acquisitions, and third-party management marketing expenses. The increase is primarily attributable to the recording of expenses related to third-party management marketing expenses. Business development costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

As a result of the operating effects noted above, operating income changed from $277,340 during the three months ended March 31, 2019 to $115,664 during the three months ended March 31, 2020, a decrease of $161,676, or 58.3%.

Other income (expense)

Interest expense on loans increased from $261,166 during the three months ended March 31, 2019 to $305,783 during the three months ended March 31, 2020. This increase was attributable to interest expense on funds drawn on the credit revolver. The cash payments for the $20 million loan remain the same every month until June 2036.

Dividend, interest, and other income was $17,200 during the three months ended March 31, 2019 and $24,100 during the three months ended March 31, 2020.

Unrealized gain on marketable equity securities was $154,449 during the three months ended March 31, 2019 and the unrealized loss on marketable equity securities was $190,405 during the three months ended March 31, 2020.

Net income (loss)

For the three months ended March 31, 2019, net income was $187,823, or $0.02 per fully diluted share. For the three months ended March 31, 2020, net loss was $356,424, or $0.04 per share.

Distributions and Closing Market Prices

Distributions for the three months ended March 31, 2020 and 2019 each totaled $0.065 per share, respectively. The Company’s closing market price as of March 31, 2020 and March 31, 2019 were $3.51 and $3.86, respectively. Past performance does not guarantee future results.

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

Self Storage Portfolio

The following discussion and analysis of our same-store self storage operations are presented on a comparative basis for the three months ended March 31, 2020.

GLOBAL SELF STORAGE STORES

		Year Store	Number	Net Leasable	March 31, 2020 Square Foot	March 31, 2019 Square Foot
Property(1)	Address	Opened / Acquired	of Units	Square Feet	Occupancy %	Occupancy %
OWNED STORES
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	801	113,700	93.0%	91.9%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,408	90.5%	93.6%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	91.6%	94.4%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	731	98,265	91.9%	94.4%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	568	80,870	90.3%	91.8%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	641	68,116	95.8%	92.8%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	690	78,847	92.4%	89.5%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	567	75,510	85.7%	89.4%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	248	42,960	89.5%	93.6%
TOTAL/AVERAGE SAME-STORES			5,080	675,266	91.4%	92.3%

SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	544	76,378	72.1%	96.2%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	260	24,472	47.8%	97.9%
SSG WEST HENRIETTA LLC	70 Erie Station Road, West Henrietta, NY 14586	2016 / 2019	452	48,250	79.5%	71.7%(2)
TOTAL/AVERAGE NON SAME-STORES			1,256	149,100	70.5%	96.5%

TOTAL/AVERAGE SAME-STORE AND NON SAME-STORE			6,336	824,366	87.6%	92.8%

MANAGED STORES
TPM EDMOND LLC	14000 N I 35 Service Rd, Edmond, OK 73013	2015 / 2019	617	136,718	87.6%	94.5%(2)
TOTAL/AVERAGE MANAGED STORES			617	136,718	87.6%	94.5%

TOTAL/AVERAGE ALL OWNED/MANAGED STORES			6,953	961,084	87.6%	92.8%

(1)	Each store is directly owned or managed by the Company’s wholly owned subsidiary listed in the table.

(2)

This percentage is provided for informational purposes only and represents the pre-acquisition/management occupancy of the property on the indicated date. It is not included as part of the “Total/Average Same-Store and Non Same-Store” or “Total/Average All Owned/Managed Stores” occupancy percentages for March 31, 2019, which include only those properties owned and/or managed (as applicable) by the Company as of the indicated date.

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

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions, or new ground-up developments. At March 31, 2020, we owned nine same-store properties and three non same-store properties. The Company believes that, by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, and NOI, stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions, or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy at March 31, 2020 decreased by 0.9% to 91.4% from 92.3% at March 31, 2019. This excludes the impact from the Millbrook, NY expansion project completed in February 2020 and our McCordsville, IN conversion, which commenced in April 2020 and is not expected to be completed until sometime during the third quarter of 2020.

We grew our top-line results by increasing same-store revenues by 2.1% for the three months ended March 31, 2020 versus the same period in 2019. Same-store cost of operations decreased by 8.1% for the three months ended March 31, 2020 versus the same period in 2019. Same-store NOI increased by 10.4% for the three months ended March 31, 2020 versus the same period in 2019. The increase in same-store NOI was due primarily to a decrease in cost of operations and an increase in rental rates.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped our same-store overall average occupancy maintain at or around 91% as of March 31, 2020. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty, resulting in strong referral and word-of-mouth market demand for our storage units and services. Another contributing factor to our results was our competitor move-in rate metrics analysis which employs internet data scraping and other methods to help keep our storage unit move-in rates “in the market,” and our revenue rate management program which helped increase existing tenant rates while maintaining or building store occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months Ended March 31,	2020	2019	Variance	% Change
Revenues	$1,843,653	$1,806,511	$37,142	2.1%
Cost of operations	$746,007	$811,952	$(65,945)	-8.1%
Net operating income	$1,097,646	$994,559	$103,087	10.4%
Depreciation and amortization	$237,698	$236,577	$1,121	0.5%
Net leasable square footage at period end*	675,266	671,685	3,581	0.5%
Net leased square footage at period end	617,177	620,038	(2,861)	-0.5%
Overall square foot occupancy at period end	91.4%	92.3%	-0.9%	-1.0%
Total annualized revenue per leased square foot	$11.95	$11.65	$0.29	2.5%
Total available leasable storage units*	5,080	5,063	17	0.3%
Number of leased storage units	4,590	4,612	(22)	-0.5%

* From time to time, as guided by market conditions, net leasable square footage and total available leasable storage units at our properties may increase or decrease as a result of consolidation, division or reconfiguration of storage units. Similarly, leasable square footage may increase or decrease due to expansion or redevelopment of our properties.

The following table presents a reconciliation of same-store net operating income to net income (loss) as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended March 31,
	2020	2019
Net income (loss)	$(356,424)	$187,823
Adjustments:
Management fees and other income	(17,344)	—
General and administrative	682,623	555,928
Depreciation and amortization	515,937	351,644
Business development	9,240	8,250
Dividend, interest, and other income	(24,100)	(17,200)
Unrealized (gain) loss on marketable equity securities	190,405	(154,449)
Interest expense	305,782	261,166
Non same-store revenues	(378,547)	(299,999)
Non same-store cost of operations	170,074	101,396
Total same-store net operating income	$1,097,646	$994,559

	For the Three Months Ended March 31,
	2020	2019
Same-store revenues	$1,843,653	$1,806,511
Same-store cost of operations	746,007	811,952
Total same-store net operating income	$1,097,646	$994,559

Analysis of Same-Store Revenue

For the three months ended March 31, 2020, same-store revenue increased 2.1%, or $37,142 versus the same period in 2019, which was attributable to, among other things, additional income from rental income growth. Same-store average overall square foot occupancy for all of the Company’s same-store properties decreased to 91.4% at March 31, 2020, slightly down from 92.3% at March 31, 2019.

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

Since late March 2020, we have seen reduced activity with fewer move-ins and move-outs. These trends may be temporary or even reverse, to the extent they are driven by short-term factors such as stay at home orders and delays in our auction process. We have also temporarily suspended our existing tenant rental rate increase program. Because existing tenant rental rate increases have contributed significantly to increases in rental income in recent years, suspension of these increases may have a material adverse impact on our revenue growth. This suspension will impact our revenue for the rest of 2020. It is possible that the COVID-19 pandemic could change consumer behavior, either due to economic recession, uncertainty, or dislocation, as well as other factors, which could increase customer sensitivity and propensity to move-out in response to rate increases, either in the short or longer term.

As of March 31, 2020, we observed no material degradation in rent collections. However, we believe that our bad debt losses (which are reflected as a reduction in revenues) could increase from historical levels, due to (i) cumulative stress on our customers’ financial capacity, (ii) reduced rent recoveries from auctioned units, and (iii) the continued delay of auctions, which began in March 2020.

We may experience a change in the move-out patterns of our long-term customers due to economic uncertainty and the significant increase in unemployment recently. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates.

If and when the COVID-19 pandemic subsides, we currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases in the remainder of 2020, if any, to be substantially less than the prior year due to our temporary suspension of revenue rate increases in response to the COVID-19 pandemic.

Due to the uncertainty of the COVID-19 pandemic, it is difficult to predict trends in move-in, move-out, in place contractual rents, and occupancy levels. Current trends, when viewed in the short-term, are volatile and not necessarily predictive of our revenues going forward because they may be subject to many short-term factors. Such factors include, among others, the impact of the COVID-19 pandemic, initial move-in rates, seasonal factors, unit size and geographical mix of the specific tenants moving in or moving out, the length of stay of the tenants moving in or moving out, changes in our pricing strategies, and the degree and timing of rate increases previously passed to existing tenants.

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of March 31, 2020, our average tenant duration of stay was approximately 3.0 years, up from approximately 2.9 years as of March 31, 2019.

Analysis of Same-Store Cost of Operations

For the three months ended March 31, 2020, same-store cost of operations decreased 8.1%, or $65,945 versus the same period in 2019. This decrease in same-store cost of operations was due primarily to decreased store property taxes, store level employment costs, and store level administrative expenses, which were partially offset by increased store level general expenses.

On-site store manager, regional manager, and district manager payroll expense decreased 7.7%, or $19,000 for the three months ended March 31, 2020 versus the same period in 2019. The decrease was due primarily to lower wage and administration expenses attributable to routine employee departures. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores.

Store property tax expense decreased 6.3%, or $18,529 for the three months ended March 31, 2020 versus the same period in 2019, primarily due to the accrual in the first quarter of 2019 of an unexpected increase of property tax expense invoiced in the first quarter of 2019 for the 2018 tax year. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail. When compared to store property tax expense for the three months ended March 31, 2020, we currently expect store property tax expense to remain consistent for the remainder of 2020.

Repairs and maintenance expense increased 6.0%, or $1,392 for the three months ended March 31, 2020 versus the same period in 2019. These expenses increased during the first quarter of 2020 compared to the first quarter of 2019 primarily due to a slight increase in one-off maintenance expenses.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utilities expense decreased 20.1%, or $13,623 for the three months ended March 31, 2020 versus the same period in 2019, primarily due to lower energy usage during the first quarter of 2020 compared to the first quarter of 2019 at most of our stores. This decrease was also the result of lower electricity usage due to our LED light replacement program. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in slightly higher net utility costs in the remainder of 2020.

Landscaping expenses, which include snow removal costs, decreased 56.1%, or $23,158 for the three months ended March 31, 2020 versus the same period in 2019, primarily due to one-off landscaping expenses during 2019. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in the remainder of 2020, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 4.6%, or $2,198 for the three months ended March 31, 2020 versus the same period in 2019, primarily due to increased marketing costs and internet advertising expenses. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a nominal rate in the remainder of 2020.

Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. General expenses increased 4.7%, or $2,437 for the three months ended March 31, 2020 versus the same period in 2019. These expenses increased during the first quarter of 2020 compared to the first quarter of 2019 primarily due to increased expenses for franchise taxes and to a lesser extent dues and subscriptions. Administrative expenses decreased 20.5%, or $34,147 for the three months ended March 31, 2020 versus the same period in 2019. We experienced a decrease in administrative expenses in the first quarter of 2020 compared to the first quarter of 2019 due primarily to lower utilities and landscaping expense. We currently expect moderate increases in direct store costs during the remainder of 2020.

Depreciation and amortization increased 0.5%, or $1,121 for the three months ended March 31, 2020 versus the same period in 2019.

Property Tax Expenses at Dolton, IL

Late in the third quarter of 2017, our Dolton, IL property was reassessed by the municipality and separately, our Class 8 tax incentive renewal hearing was held. As a result of those two events, our Dolton, IL property was reassessed at approximately 52% higher and the Class 8 tax incentive was not renewed. These events were applied retroactively to take effect on January 1, 2017. The Class 8 tax incentive phases out over the years 2017, 2018, 2019 and 2020, and during such 2020 period we currently expect the property tax expenses at our Dolton, IL property to increase by approximately 20% as compared to 2019. Both the property tax reassessment and our Class 8 tax incentive renewal status is currently under appeal. However, there is no guarantee that either the assessment will be reduced or our Class 8 tax incentive status will be reinstated.

Combined Same-Store and Non Same-Store Self Storage Operations

At March 31, 2020, we owned nine same-store properties and three non same-store properties. The non same-store properties are SSG Fishers LLC, SSG Millbrook LLC, and SSG West Henrietta LLC.

Combined store average overall square foot occupancy at March 31, 2020 decreased by 5.2% to 87.6% from 92.8% at March 31, 2019. This includes the impact from our Millbrook, NY store expansion project completed during February 2020 and our McCordsville, IN conversion, which commenced in April 2020 and is not expected to be completed until sometime during the third quarter of 2020. Our Millbrook, NY store expansion project added approximately 11,800 leasable square feet of all-climate-controlled storage units. Upon completion in February 2020 of the Millbrook, NY store expansion project, its area occupancy dropped from approximately 88.6% to approximately 45.5%. There is no guarantee that we will experience demand for the newly added Millbrook, NY expansion or that we will be able to successfully lease-up the expansion to the occupancy level of our other properties.

We grew our top-line results by increasing Combined store revenues by 5.5% for the three months ended March 31, 2020 versus the same period in 2019. Combined store cost of operations increased by 0.3% for the three months ended March 31, 2020 versus the same period in 2019. Combined store NOI increased by 9.5% for the three months ended March 31, 2020 versus the same period in 2019.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives, drive-by curb appeal, and superior roadside signage which helped deliver new tenant inquiries and enabled our Combined store overall average occupancy to maintain at or above 87% as of March 31, 2020. Also, contributing to our strong results were our customer service efforts which we believe were essential in building local brand loyalty resulting in referral and word-of-mouth market demand for our storage units and services.

These results are summarized as follows:

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

Three Months Ended March 31,	2020	2019	Variance	% Change
Revenues	$2,222,200	$2,106,510	$115,690	5.5%
Cost of operations	$916,080	$913,352	$2,728	0.3%
Net operating income	$1,306,120	$1,193,158	$112,962	9.5%
Depreciation and amortization	$480,545	$300,502	$180,043	59.9%
Net leasable square footage at period end*	824,366	766,007	58,359	7.6%
Net leased square footage at period end	722,326	711,017	11,309	1.6%
Overall square foot occupancy at period end	87.6%	92.8%	-5.2%	-5.6%
Total available leasable storage units	6,336	5,611	725	12.9%
Number of leased storage units*	5,408	5,104	304	6.0%

* From time to time, as guided by market conditions, net leasable square footage and total available leasable storage units at our properties may increase or decrease as a result of consolidation, division or reconfiguration of storage units. Similarly, leasable square footage may increase or decrease due to expansion or redevelopment of our properties.

The following table presents a reconciliation of combined same-store and non same-store net operating income (loss) to net income (loss) as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended March 31,
	2020	2019
Net income (loss)	$(356,424)	$187,823
Adjustments:
Management fees and other income	(17,344)	—
General and administrative	682,623	555,928
Depreciation and amortization	515,937	351,644
Business development and property acquisition costs	9,240	8,250
Dividend and interest income	(24,100)	(17,200)
Unrealized (gain) loss on marketable equity securities	190,405	(154,449)
Interest expense	305,783	261,166
Total combined same-store and non same-store net operating income	$1,306,120	$1,193,162

	For the Three Months Ended March 31,
	2020	2019
Combined same-store and non same-store revenues	$2,222,200	$2,106,511
Combined same-store and non same-store cost of operations	916,080	913,349
Total combined same-store and non same-store net operating income	$1,306,120	$1,193,162

Analysis of Combined Same-Store and Non Same-Store Revenue

For the three months ended March 31, 2020, Combined store revenues increased 5.5%, or $115,690 versus the same period in 2019, which was primarily attributable to, among other things, an 8.4% increase in net leasable square footage due to our acquisition of a self storage property in West Henrietta, NY, and to the results of our revenue rate management program of raising existing tenant rates.

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

Since late March 2020, we have seen reduced activity with fewer move-ins and move-outs. These trends may be temporary or even reverse, to the extent they are driven by short-term factors such as stay at home orders and delays in our auction process. We have also temporarily suspended our existing tenant rental rate increase program. Because existing tenant rental rate increases have contributed significantly to increases in rental income in recent years, suspension of these increases may have a material adverse impact on our revenue growth. This suspension will impact our revenue for the rest of 2020. It is possible that the COVID-19 pandemic could change consumer behavior, either due to economic recession, uncertainty, or dislocation, as well as other factors, which could increase customer sensitivity and propensity to move-out in response to rate increases, either in the short or longer term.

As of March 31, 2020, we observed no material degradation in rent collections. However, we believe that our bad debt losses (which are reflected as a reduction in revenues) could increase from historical levels, due to (i) cumulative stress on our customers’ financial capacity, (ii) reduced rent recoveries from auctioned units, and (iii) the continued delay of auctions, which began in March 2020.

We may experience a change in the move-out patterns of our long-term customers due to economic uncertainty and the significant increase in unemployment recently. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates.

If and when the COVID-19 pandemic subsides, we currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases in the remainder of 2020, if any, to be substantially less than the prior year due to our temporary suspension of revenue rate increases in response to the COVID-19 pandemic.

Due to the uncertainty of the COVID-19 pandemic, it is difficult to predict trends in move-in, move-out, in place contractual rents, and occupancy levels. Current trends, when viewed in the short-term, are volatile and not necessarily predictive of our revenues going forward because they may be subject to many short-term factors. Such factors include, among others, the impact of the COVID-19 pandemic, initial move-in rates, seasonal factors, unit size and geographical mix of the specific tenants moving in or moving out, the length of stay of the tenants moving in or moving out, changes in our pricing strategies, and the degree and timing of rate increases previously passed to existing tenants.

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of March 31, 2020, our average tenant duration of stay was approximately 2.9 years, up from approximately 2.8 years as of March 31, 2019.

Analysis of Combined Same-Store and Non Same-Store Cost of Operations

Combined store cost of operations increased 0.3%, or $2,728 for the three months ended March 31, 2020 versus the same period in 2019. This slight increase in Combined store cost of operations was due primarily to increased store level advertising and marketing expense, which was partially offset by reduced administrative expenses.

On-site store manager and supervisory payroll expense increased 0.3%, or $797 for the three months ended March 31, 2020 versus the same period in 2019. This increase was due primarily to wage increases, and higher employee health plan expenses. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as store, district, and regional managers.

Store property tax expense decreased 1.8%, or $5,719 for the three months ended March 31, 2020 versus the same period in 2019, primarily due to the accrual in the first quarter of 2019 of an unexpected increase of property tax expense invoiced in the first quarter of 2019 for the 2018 tax year. When compared to store property tax expense for the three months ended March 31, 2020, we currently expect store property tax expense to remain consistent for the remainder of 2020.

Repairs and maintenance expense increased 8.1%, or $2,015 for the three months ended March 31, 2020 versus the same period in 2019. These expenses increased during the first quarter of 2020 compared to the first quarter of 2019 primarily due to an increase in one-off maintenance expenses.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utilities expense decreased 6.8%, or $5,584 for the three months ended March 31, 2020 versus the same period in 2019, primarily due to lower energy usage during the first quarter of 2020 compared to the first quarter of 2019 at most of our stores. This decrease was also the result of lower electricity usage due to our LED light replacement program. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in slightly higher net utility costs in the remainder of 2020.

Landscaping expenses, which include snow removal costs, decreased 49.0%, or $24,558 for the three months ended March 31, 2020 versus the same period in 2019, primarily due to one-off landscaping expenses during 2019. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in the remainder of 2020, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 42.6%, or $23,449 for the three months ended March 31, 2020 versus the same period in 2019, primarily due to increased marketing costs and internet advertising expenses, especially at properties in lease-up. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to remain the same in the remainder of 2020.

Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. General expenses increased 14.0%, or $8,767 for the three months ended March 31, 2020 versus the same period in 2019. These expenses increased during the first quarter of 2020 compared to the first quarter of 2019 primarily due to increased expenses for franchise taxes and to a lesser extent insurance costs. Administrative expenses decreased 13.0%, or $25,673 for the three months ended March 31, 2020 versus the same period in 2019. We experienced a decrease in administrative expenses in the first quarter of 2020 compared to the first quarter of 2019 due primarily to lower utilities and landscaping expense. We currently expect moderate increases in direct store costs during the remainder of 2020.

Depreciation and amortization increased 59.9%, or $180,043 for the three months ended March 31, 2020 versus the same period in 2019. The difference is primarily attributable to depreciation of the building and fixtures related to the 2019 store acquisition in West Henrietta, NY, the expansion of the Millbrook, NY store, and amortization of the in-place leases related to the 2019 store acquisition at West Henrietta, NY.

Analysis of Global Self Storage FFO and AFFO

The following tables present reconciliation and computation of net income (loss) to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share (unaudited):

	For the Three Months Ended March 31,
	2020	2019
Net income (loss)	$(356,424)	$187,823
Eliminate items excluded from FFO:
Unrealized (gain) loss on marketable equity securities	190,405	(154,449)
Depreciation and amortization	515,937	351,644
FFO attributable to common stockholders	349,918	385,018
Adjustments:
Compensation expense related to stock-based awards	29,162	54,160
Business development, capital raising, store acquisition, and third-party management marketing expenses	9,240	8,250
AFFO attributable to common stockholders	$388,320	$447,428

Earnings per share attributable to common stockholders - basic	$(0.04)	$0.02
Earnings per share attributable to common stockholders - diluted	$(0.04)	$0.02
FFO per share - diluted	$0.04	$0.05
AFFO per share - diluted	$0.04	$0.06

Weighted average shares outstanding - basic	9,262,811	7,630,722
Weighted average shares outstanding - diluted	9,262,811	7,637,733

Analysis of Global Self Storage Store Expansions and Redevelopment Operations

In addition to actively reviewing a number of store and portfolio acquisition opportunities, we have been working to further develop and expand our current stores.

Our Millbrook, NY store expansion project added approximately 11,800 leasable square feet of all-climate-controlled storage units. Upon completion in February 2020 of the Millbrook, NY store expansion project, its area occupancy dropped from approximately 88.6% to approximately 45.5%. There is no guarantee that we will experience demand for the newly added Millbrook, NY expansion or that we will be able to successfully lease-up the expansion to the occupancy level of our other properties.

In the first quarter of 2020, the Company began reviewing plans to convert certain commercially-leased space to all-climate-controlled units at McCordsville, IN. In April 2020, the Company commenced such conversion. We currently anticipate that the conversion project will proceed accordingly, with construction completion expected sometime during the third quarter of 2020, resulting in a new total of 544 units and 76,378 leasable square feet at McCordsville, IN. However, there is no guarantee that we will complete this project in this timeframe or at all.

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains and losses on the Company’s investment in marketable equity securities for the three months ended March 31, 2020 and 2019 were a loss of $190,405 and gain of $154,449, respectively. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we may liquidate our investment in marketable equity securities and potentially realize gains or losses. As of March 31, 2020, our unrealized gain on marketable equity securities was $815,420. There were no realized gains or losses for the three months ended March 31, 2020.

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

The risk factors that affect our business and financial results are discussed in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended December 31, 2019. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results, except as described below.

The outbreak of highly infectious or contagious diseases, including the current outbreak of the novel coronavirus (“COVID-19”), could materially and adversely impact our business, financial condition, results of operations and cash flows. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 200 countries, including every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures, requiring restrictions on travel, “shelter-in-place” and/or “stay-at-home” orders, and imposing restrictions on the types of businesses that may continue to operate. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as transportation, hospitality and entertainment.

While the containment measures described above generally do not apply to our business as self storage has been identified by the Department of Homeland Security as a Critical Infrastructure Sector and has been deemed an essential business in all states where we have operations, such measures may apply to certain of our tenants, employees, vendors, and lenders and there are no guarantees that, despite remaining open, tenants will be willing to visit our self storage properties or that future measures will not mandate the closure of one or more of our self storage properties. Although many jurisdictions are gradually relaxing a number of these measures, many of these measures are still in place in regions where our self storage properties are located and there are no guarantees that such measures will not be reinstated with respect to the COVID-19 pandemic or a future pandemic.

Outbreaks of pandemic or contagious diseases, such as the current outbreak of the COVID-19 pandemic, could materially and adversely affect our business, financial condition, results of operations and cash flows due to, among other factors:

•

reduced mobility and economic activity resulting from the containment measures mentioned above or otherwise attributable to a pandemic or the response thereto could result in an economic downturn or prolonged recession, which could negatively impact consumer discretionary spending and could result in a general decline in business activity and demand for self storage and tenant traffic at our self storage properties and such reduction in demand and traffic could adversely affect, among other things, occupancy levels and rental rates at our self storage properties, our revenues, including both rental revenues and revenues from various ancillary products and services, such as moving and packing supplies, and other services, such as tenant insurance, our growth or opportunities for growth, our ability or desire to conduct future acquisitions of self storage properties and/or future or ongoing expansions of our existing self storage properties, and the ability to lease available space at self storage properties that we have expanded or are under ongoing expansion or at properties that we may acquire or have acquired with relatively low occupancy which may also adversely impact the expected performance and success of our strategic endeavors;

•

such reduced economic activity and the resulting rise in unemployment and potential disruptions in financial markets resulting therefrom could result in terminations of leases by tenants, tenant bankruptcies and the inability of our tenants to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations, and may cause states to put into effect state of emergency orders which may restrict our ability to increase rent or evict delinquent tenants all of which could increase uncollectible receivables and cause reductions in revenue;
•

difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations, potential acquisitions of self storage properties and/or future or ongoing expansions of our existing self storage properties, or other growth opportunities or to address maturing liabilities on a timely basis;

•

the financial impact, including potential decreases in cash from operations resulting therefrom, could negatively impact our future compliance with the financial covenants in our loan agreements and result in a default and potential acceleration of indebtedness, which could negatively impact our ability to make additional borrowings under loan agreements or otherwise and to pay dividends;

•

the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, the interrupted availability of personnel, including our executive officers and other employees, and our potential inability to recruit, attract and retain additional skilled personnel to manage our business and/or self storage properties, and the inability of other third-party vendors we rely on to conduct our business to operate effectively and continue to support our business and operations, including vendors that provide IT services, legal and accounting services, or other operational support services, could result in a deterioration of our business or our ability to ensure business continuity;

•

moratoriums on construction and macro-economic factors may cause construction contractors to be unable to perform, which may delay the start or completion of certain development, redevelopment or expansion projects by us and adversely impact our strategic endeavors; and

•

any of the above factors, or a combination thereof, could negatively and materially impact significant estimates and assumptions we use including, but not limited to estimates of expected credit losses and the fair value estimates of our assets and liabilities and may cause us to recognize impairment in value of our tangible or intangible assets.

Further, while we carry comprehensive property and casualty insurance along with other insurance policies that may provide some coverage for any losses or costs incurred in connection with the COVID-19 pandemic, given the novelty of the issue and the scale of losses incurred throughout the world, there can be no assurance that we will be able to recover all or any portion of our losses and costs under these policies.

The global impact of the COVID-19 pandemic continues to evolve rapidly, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others. However, the COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial condition, results of operations and cash flows. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or other health concern, we and our self storage properties may be subject to similar risks as posed by the COVID-19 pandemic.

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

101. The following materials from Global Self Storage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Financial Statements.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: May 15, 2020	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: May 15, 2020	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)