Form 10-Q
period 2020-06-30
Global Self Storage, Inc.
filed 2020-08-14
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2020, was 9,356,202.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. One of the most significant factors is the ongoing impact of the current outbreak of the novel coronavirus (“COVID-19”) pandemic on the economy, the self storage industry and the broader financial markets. The Company is unable to predict whether the continuing effects of the COVID-19 pandemic will trigger a further economic slowdown and to what extent the Company will experience disruptions related to the COVID-19 pandemic in the third quarter or thereafter. The current outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below and the risks described in “Item 1A. Risk Factors” included in our most recent annual report on Form 10-K and in this quarterly report and in our subsequent filings with the Securities and Exchange Commission (the “SEC”). Such factors include, but are not limited to:

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

•	risk of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with challenges to intercompany transactions with our taxable REIT subsidiaries;
•	changes in federal or state tax laws related to the taxation of REITs, which could impact our status as a REIT;
•	increases in taxes, fees and assessments from state and local jurisdictions;
•	security breaches or a failure of our networks, systems or technology;

•	our ability to obtain and maintain financing arrangements on favorable terms;
•	market trends in our industry, interest rates, the debt and lending markets or the general economy and the changes resulting from the COVID-19 pandemic;
•	the timing of acquisitions and our ability to execute on our acquisition pipeline;
•	general volatility of the securities markets in which we participate;
•	changes in the value of our assets;
•	changes in interest rates and the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•	our ability to continue to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;
•	availability of qualified personnel;
•	difficulties in raising capital at a reasonable cost;
•	fiscal policies or inaction at the U.S. federal government level, which may lead to federal government shutdowns or negative impacts on the U.S economy;
•	estimates relating to our ability to make distributions to our stockholders in the future;
•	our ability to receive forgiveness for our proportionate share of the Paycheck Protection Program loan; and
•	economic uncertainty due to the impact of terrorism, infectious or contagious diseases or pandemics such as the COVID-19 pandemic, or war.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Real estate assets, net	$60,117,747	$59,752,153
Cash and cash equivalents	2,385,653	3,990,160
Restricted cash	302,072	263,405
Investments in securities	1,543,143	1,761,312
Accounts receivable	86,082	164,078
Prepaid expenses and other assets	432,964	325,450
Line of credit issuance costs, net	232,206	311,869
Intangible assets, net	158,485	398,795
Goodwill	694,121	694,121
Total assets	$65,952,473	$67,661,343
Liabilities and equity
Note payable, net	$18,617,181	$18,839,787
Line of credit borrowing	4,914,000	4,914,000
Accounts payable and accrued expenses	1,884,088	1,841,640
Total liabilities	25,415,269	25,595,427
Commitments and contingencies
Equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized, 9,356,202 and 9,330,297 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	93,562	93,303
Additional paid in capital	40,393,722	40,329,502
Retained earnings	49,920	1,643,111
Total equity	40,537,204	42,065,916
Total liabilities and equity	$65,952,473	$67,661,343

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rental income	$2,133,512	$2,077,453	$4,283,752	$4,116,137
Other property related income	83,199	71,234	155,159	139,060
Management fees and other income	17,501	—	34,845	—
Total revenues	2,234,212	2,148,687	4,473,756	4,255,197
Expenses
Property operations	875,209	923,529	1,791,289	1,836,878
General and administrative	575,568	554,635	1,258,191	1,110,639
Depreciation and amortization	502,746	352,809	1,018,682	704,376
Business development	817	15,044	10,057	23,294
Total expenses	1,954,340	1,846,017	4,078,219	3,675,187
Operating income	279,872	302,670	395,537	580,010
Other income (expense)
Dividend and interest income	20,270	17,446	44,369	34,646
Unrealized (loss) gain on marketable equity securities	(27,764)	72,833	(218,169)	227,282
Interest expense	(294,522)	(256,104)	(600,305)	(517,270)
Total other (expense), net	(302,016)	(165,825)	(774,105)	(255,342)
Net (loss) income and comprehensive (loss) income	$(22,144)	$136,845	$(378,568)	$324,668
Earnings per share
Basic	$(0.00)	$0.02	$(0.04)	$0.04
Diluted	$(0.00)	$0.02	$(0.04)	$0.04
Weighted average shares outstanding
Basic	9,269,567	7,640,991	9,266,189	7,635,885
Diluted	9,269,567	7,650,296	9,266,189	7,642,980

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

					Total
	Common Stock		Paid in	Retained	Stockholders'
	Shares	Par Value	Capital	Earnings	Equity
Balances at December 31, 2019	9,330,297	$93,303	$40,329,502	$1,643,111	$42,065,916
Restricted stock grants issued	25,905	259	(259)	—	—
Stock-based compensation	—	—	29,162	—	29,162
Net loss	—	—	—	(356,424)	(356,424)
Dividends	—	—	—	(606,469)	(606,469)
Balances at March 31, 2020	9,356,202	93,562	40,358,405	680,218	41,132,185
Stock-based compensation	—	—	35,317	—	35,317
Net loss	—	—	—	(22,144)	(22,144)
Dividends	—	—	—	(608,154)	(608,154)
Balances at June 30, 2020	9,356,202	$93,562	$40,393,722	$49,920	$40,537,204

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

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(378,568)	$324,668
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	1,018,681	704,376
Unrealized loss (gain) on marketable equity securities	218,169	(227,282)
Amortization of loan procurement costs	100,029	100,534
Stock-based compensation	64,479	105,890
Changes in operating assets and liabilities:
Accounts receivable	77,996	(38,340)
Prepaid expenses and other assets	(107,514)	(35,730)
Accounts payable and accrued expenses	40,494	170,034
Net cash provided by operating activities	1,033,766	1,104,150
Cash flows from investing activities
Construction	(1,043,538)	(244,674)
Improvements and equipment additions	(100,427)	(21,877)
Net cash used in investing activities	(1,143,965)	(266,551)
Cash flows from financing activities
Principal payments on note payable	(242,972)	(233,014)
Dividends paid	(1,212,669)	(1,000,475)
Net cash used in financing activities	(1,455,641)	(1,233,489)
Net decrease in cash and cash equivalents	(1,565,840)	(395,890)
Cash, cash equivalents, and restricted cash, beginning of period	4,253,565	1,712,266
Cash, cash equivalents, and restricted cash, end of period	$2,687,725	$1,316,376
Supplemental schedule of cash flow information
Interest paid	$518,070	$413,181

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

The accompanying unaudited consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with GAAP for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The consolidated balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Risks and Uncertainties — The recent outbreak of the novel coronavirus pandemic (“COVID-19”) around the globe continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by, among other things, instituting quarantines, mandating business and school closures, restricting travel and imposing social distancing practices. Such actions are creating significant disruption in global supply chains, and adversely impacting a number of industries.

The major disruption caused by COVID-19 brought to a halt most economic activity in most of the United States resulting in a significant increase in unemployment claims and a significant decline in the U.S. Gross Domestic Product (“GDP”).

COVID-19 has had a continued and prolonged adverse impact on economic and market conditions and has triggered a period of economic slowdown which could have a material adverse effect on the Company’s results and financial condition.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our unaudited consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$2,385,653	$3,990,160
Restricted cash	302,072	263,405
Total cash, cash equivalents, and restricted cash as shown in our unaudited consolidated statements of cash flows	$2,687,725	$4,253,565

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

The Company evaluates goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value may be less that carrying amounts. If it is determined that the carrying amount of goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value, an impairment charge is recorded. As a result of the recent global economic disruption and uncertainty due to the COVID-19 pandemic, the Company concluded a triggering event had occurred as of June 30, 2020, and accordingly, performed interim impairment testing. Based on the quantitative assessment performed, the Company concluded that no impairment existed.

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

3. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows

	June 30, 2020	December 31, 2019
Land	$6,122,065	$6,122,065
Buildings, improvements, and equipment	59,808,351	57,178,338
Construction in progress	46,187	1,532,235
Self storage properties	65,976,603	64,832,638
Less: Accumulated depreciation	(5,858,856)	(5,080,485)
Real estate assets, net	$60,117,747	$59,752,153

In June 2020, the Company completed the conversion of certain commercially-leased space to all-climate-controlled units at McCordsville, IN which added approximately 13,713 leasable square feet to the property.

In February 2020, the Company completed the expansion at Millbrook, NY which added approximately 11,800 of leasable square feet of all-climate-controlled units to the property.

During the second quarter of 2020, the Company began construction on an expansion at its West Henrietta, NY property. The expansion was subsequently completed in August 2020, which added approximately 7,300 leasable square feet of drive-up storage units to the property.

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consisted of the following:

		Gross Unrealized
June 30, 2020	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$787,656	$—	$1,543,143
Total investment in marketable equity securities	$755,487	$787,656	$—	$1,543,143

		Gross Unrealized
December 31, 2019	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,005,825	$—	$1,761,312
Total investment in marketable equity securities	$755,487	$1,005,825	$—	$1,761,312

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

June 30, 2020	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,543,143	$—	$—	$1,543,143
Interest rate cap derivative	—	1,053	—	1,053
Total assets at fair value	$1,543,143	$1,053	$—	$1,544,196

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,761,312	$—	$—	$1,761,312
Interest rate cap derivative	—	51	—	51
Total assets at fair value	$1,761,312	$51	$—	$1,761,363

There were no assets transferred from level 1 to level 2 as of June 30, 2020. The Company did not have any assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of June 30, 2020.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their respective carrying values as of June 30, 2020. The estimated fair value of the Company’s combined debt was approximately $24,235,505 as of June 30, 2020. This estimate was based on market interest rates for comparable obligations, general market conditions, and maturity. The Company’s debt is classified as level 2 of the fair value hierarchy.

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

The following table summarizes the terms of the Company’s derivative financial instrument:

	Notional Amount			Effective	Maturity
Product	June 30, 2020	December 31, 2019	Strike	Date	Date
Cap Agreement	$7,500,000	$7,500,000	3.50% - 4.00%	12/24/2018	12/20/2021

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

The Company incurred loan procurement costs of $646,246 and such costs have been recorded net of the note payable on the consolidated balance sheet and are amortized as an adjustment to interest expense over the term of the loan. The Company recorded amortization expense of $10,150 and $10,405 for the three months ended June 30, 2020 and 2019, respectively and $20,366 and $20,871 for the six months ended June 30, 2020 and 2019, respectively.

The carrying value of the Company’s note payable is summarized as follows:

Note Payable	June 30, 2020	December 31, 2019
Principal balance outstanding	$19,095,584	$19,338,556
Less: Loan procurement costs, net	(478,403)	(498,769)
Total note payable, net	$18,617,181	$18,839,787

As of June 30, 2020, the note payable was secured by certain of its stores with an aggregate net book value of approximately $34.3 million. The following table represents the future principal payment requirements on the note payable as of June 30, 2020:

2020 (6 months)	$289,968
2021	513,857
2022	535,816
2023	558,714
2024	582,591
2025 and thereafter	16,614,638
Total principal payments	$19,095,584

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

The Company incurred issuance costs of $477,981 and such costs are amortized as an adjustment to interest expense over the term of the loan. The Company recorded amortization expense of $39,832 and $39,832 for the three months ended June 30, 2020 and 2019, respectively, and $79,663 and $79,663 for the six months ended June 30, 2020 and 2019, respectively. The outstanding loan balance under the Revolver was $4,914,000 as of June 30, 2020 and December 31, 2019.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s secured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. The Company had no right-of-use assets and lease liabilities related to its operating leases as of June 30, 2019. As of June 30, 2020, the Company had right-of-use assets and lease liabilities related to its operating leases of $31,412 and $31,412, which are included in Prepaid expenses and other assets and Accounts payable and accrued expenses on the Company’s consolidated balance sheets, respectively, and amortization expense is included in General and administrative expenses in the Company’s consolidated statements of operations. As of June 30, 2020, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were approximately 2.3 years and 4.78%, respectively.

The future minimum lease payments under the automobile lease are $7,127, $14,254, and $11,878 for the years ending December 31, 2020, 2021, and 2022, respectively.

9. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(22,144)	$136,845	$(378,568)	$324,668
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	9,269,567	7,640,991	9,266,189	7,635,885
Net effect of dilutive unvested restricted stock awards included for treasury stock method	—	9,305	—	7,095
Average number of common shares outstanding - diluted	9,269,567	7,650,296	9,266,189	7,642,980
Earnings per common share
Basic	$(0.00)	$0.02	$(0.04)	$0.04
Diluted	$(0.00)	$0.02	$(0.04)	$0.04

For the three and six months ended June 30, 2020, 16,863 and 16,906 shares of common stock from outstanding restricted stock awards were excluded from the computation of diluted net loss per common share since the effect would be anti-dilutive.

Common stock dividends totaled $608,153 ($0.065 per share) and $502,407 ($0.065 per share) for the three months ended June 30, 2020 and 2019, respectively, and $1,214,623 ($0.13 per share) and $1,005,701 ($0.13 per share) for the six months ended June 30, 2020 and 2019, respectively.

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation (“Tuxis”), and their affiliates (collectively with the Company, the “Affiliates”). As of June 30, 2020, certain of the Affiliates and the Company’s directors and employees may be deemed to own approximately 7.8% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the IRC and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. Rent expense of concurrently used office space and overhead expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the IRC. The aggregate rent and overhead accrued and paid by the Company to Winco was $18,013 and $17,346 for the three months ended June 30, 2020 and 2019, respectively, and $39,341 and $36,683 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the Company had reimbursements payable to MMC and Winco for compensation and benefits and rent and overhead of $66,339.

The Company currently reimburses monthly automobile expenses of $1,000 per month to its President, Mark C. Winmill. To the extent that the monthly payment under the Company’s automobile lease exceeds the current monthly reimbursement amount, Mr. Winmill voluntarily reimburses the Company for the excess amount. In this regard, Mr. Winmill has reimbursed  the Company $2,254 and $3,228 for the automobile payments paid and due in 2020 and 2019, respectively.

The Company leases office space and storage to certain Affiliates under rental agreements. The terms of occupancy are month to month and automatically renew unless terminated by either party on ten days’ written notice. The Company earned rental income of $2,301 and $2,001 for the three months ended June 30, 2020 and 2019, respectively, and $4,602 and $4,002 for the six months ended June 30, 2020 and 2019, respectively.

On May 19, 2020, MMC (the “Borrower”) entered into a Paycheck Protection Program Term Note (“PPP Note”) with Customers Bank on behalf of itself and the Affiliates under the Paycheck Protection Program (the "Program") of the recently enacted

Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") administered by the U.S. Small Business Administration. The Borrower received total proceeds of $486,602 from the PPP Note. In accordance with the requirements of the CARES Act, the Affiliates expect to use proceeds from the PPP Note primarily for payroll and other eligible costs. Interest accrues on the PPP Note at the rate per annum of 1.00%. The Borrower may apply to Customers Bank for forgiveness of the amount due on the PPP Note which shall be an amount equal to the sum of payroll costs, mortgage interest, rent obligations and covered utility payments incurred during, at the Borrowers discretion, either the eight weeks or twenty-four weeks (the “Covered Period”) following disbursement under the PPP Note.

During the period from May 19, 2020 through the six-month anniversary of the date of the PPP Note (the “Deferral Expiration Date”), neither principal nor interest shall be due and payable. On the Deferral Expiration Date, the outstanding principal of the PPP Note or the amount that is not forgiven under the Program shall convert to an amortizing term loan. On May 19, 2022, all accrued interest that is not forgiven under the Program shall be due and payable. Additionally, on December 19, 2020 and continuing on the 19th day of each month thereafter until May 19, 2022 equal installments of principal shall be due and payable, each in an amount determined by the Lender (the “Monthly Principal Amount”). Interest shall be payable at the same time as the Monthly Principal Amount. Any outstanding principal and accrued interest shall be due and payable in full on May 19, 2022. The Company expects to contribute to the repayment of outstanding principal and interest in proportion to its share of payroll and other eligible costs used in the original calculation of the loan request.

For the three and six months ended June 30, 2020, there has been no material impact to the Company’s operations or cash flows due to the PPP Note. If and when the PPP Note is, in part or wholly forgiven, and legal release is received, the Company expects to record a gain in an amount proportionate to its share of payroll costs and other eligible expenses incurred during the Covered Period. The Company expects the loan forgiveness to reduce such expenses and reduce related reimbursements to MMC and Winco accordingly.

11. CAPITAL STOCK

As of June 30, 2020, the Company was authorized to issue 450,000,000 shares of $0.01 par value common stock of which 9,356,202 had been issued and was outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, authorized, of which none has been issued.

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

On March 26, 2020, the Company approved restricted stock awards under the Plan to certain of its officers and employees in the aggregate amount of 25,905 shares, of which 10,880 shares are time-based grants and 15,025 shares are performance-based grants. The Company recorded $35,317 and $51,731 for the three months ended June 30, 2020 and 2019, respectively, and $64,478 and $105,890 for the six months ended June 30, 2020 and 2019, respectively, of expense in general and administrative expense in its statement of operations related to restricted stock awards. At June 30, 2020, there was $172,164 and $144,117 of unrecognized compensation expense related to unvested time-based and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted-average period of 2.34 and 2.73 years for time-based and performance-based awards, respectively. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

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

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Stock	Fair Value
Unvested at December 31, 2019	39,932	$4.31
Granted	10,880	$3.58
Vested	(8,946)	$4.28
Unvested at June 30, 2020	41,866	$4.13

Performance-Based Restricted Stock Grants

Performance-based restricted stock grants vest based on continued employment and the achievement of certain Funds from Operations, as adjusted (“AFFO”) and same store revenue growth (“SSRG”) goals by the Company during 2020. Each of these performance components are weighted 50% and are measured over the performance cycle, which is defined as the year ending on December 31st in the year of grant. At the end of the performance cycle, the financial performance components are reviewed to determine the number of shares actually earned, which can be as low as 0% of shares granted and up to a maximum of 200% of shares granted. The shares which are earned will remain subject to quarterly vesting during the remaining four-year time vesting period. Dividends paid by the Company prior to the determination of how many shares are earned will be retained by the Company and released only with respect to earned shares. If a Change in Control (as defined in the Plan) occurs during 2020, the number of shares earned will equal the greater of the number of shares granted and the number of shares which would have been earned based on the AFFO and SSRG through the date of the Change in Control. If following a Change in Control, a grantee is terminated by the Company without Cause or by the grantee with Good Reason (as each is defined in the Plan), all unvested restricted stock will fully vest.

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-based Stock Grants	Stock	Fair Value
Unvested at December 31, 2019	27,739	$4.21
Granted	15,025	$3.58
Vested	(5,332)	$4.25
Unvested at June 30, 2020	37,432	$3.95

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

On December 20, 2018, certain wholly owned subsidiaries (“Credit Facility Secured Subsidiaries”) of the Company entered into a revolving credit loan agreement (collectively, the “Credit Facility Loan Agreement”) between the Credit Facility Secured Subsidiaries and TCF National Bank (“Credit Facility Lender”). Under the Credit Facility Loan Agreement, the Credit Facility Secured Subsidiaries may borrow from the Credit Facility Lender in the principal amount of up to $10 million pursuant to a promissory note (the “Credit Facility Promissory Note”). The Credit Facility Promissory Note bears an interest rate equal to 3.00% over the One Month U.S. Dollar London Inter-Bank Offered Rate and is due to mature on December 20, 2021. The obligations under the Credit Facility Loan Agreement are secured by certain real estate assets owned by the Credit Facility Secured Subsidiaries. The Company entered into a guaranty of payment on December 20, 2018 (the “Credit Facility Guaranty,” and together with the Credit Facility Loan Agreement, the Credit Facility Promissory Note and related instruments, the “Credit Facility Loan Documents”) to guarantee the payment to Credit Facility Lender of certain obligations of the Credit Facility Secured Subsidiaries under the Credit Facility Loan Agreement. The Company and the Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Credit Facility Loan Documents. The Company also maintains a bank account at the Credit Facility Lender. The foregoing description is qualified in its entirety by the full terms and conditions of the Credit Facility Loan Documents, filed as Exhibits 10.1 and 10.2 to the Current Report on Form 8-K filed on December 21, 2018. As of June 30, 2020, we have withdrawn proceeds of $4,914,000 under the Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

We expect in the near-term there may be a lower volume of acquisition transactions in the self storage sector generally due to uncertainty from the COVID-19 pandemic. However, we continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not complete any acquisitions in the three months ended June 30, 2020.

We believe that our third-party management platform, Global MaxManagementSM, will provide an additional revenue stream through management fees and tenant insurance premiums and will help expand our brand awareness, and may also allow us to build a captive acquisition pipeline. Despite the challenges presented by the COVID-19 pandemic, we continue to actively market our third-party management platform to developers, single-property self storage operators, and small-portfolio self storage operators, and we believe these discussions may lead to the addition of new properties to our owned and/or third-party management portfolios. In light of reduced in-person marketing opportunities due to the COVID-19 pandemic, we have pivoted resources to digital and print marketing of our third-party management program. In addition, we may pursue third-party management opportunities owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities. As of June 30, 2020, we managed one property, which was rebranded as “Global Self Storage,” had 136,718-leasable square feet and was comprised of 617 climate-controlled and non-climate-controlled units, located in Edmond, Oklahoma.

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

As of June 30, 2020, we had capital resources totaling approximately $9.3 million, comprised of $2.7 million of cash, cash equivalents, and restricted cash, $1.5 million of marketable securities, and $5.1 million available for withdrawal under the Credit Facility Loan Agreement. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores. These capital resources allow us to continue to execute our strategic business plan, which includes funding acquisitions, either directly or through joint ventures; expansion projects at our existing properties; and broadening our revenue base and pipeline of potential acquisitions through developing Global MaxManagementSM, our third-party management platform. Our board of directors regularly reviews our strategic business plan, including topics and metrices like capital formation, debt versus equity ratios, dividend policy, use of capital and debt, funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) performance, and optimal cash levels.

We expect that the results of our operations will be affected by a number of factors. Many of the factors that will affect our operating results are beyond our control. The Company and its properties could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the current outbreak of the COVID-19 pandemic. The outbreak of the COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures, requiring restrictions on travel, “shelter-in-place” and/or “stay-at-home” orders, and imposing restrictions on the types of businesses that may continue to operate. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and has triggered a period of economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic.

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

See Note 10 to our consolidated financial statements titled “Related Party Transactions” for a discussion regarding affiliate borrowings under the Paycheck Protection Program of the recently enacted Coronavirus Aid, Relief, and Economic Security Act, and its expected impact on the Company.

Results of Operations for the Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019

Revenues

Total revenues increased from $2,148,687 during the three months ended June 30, 2019 to $2,234,212 during the three months ended June 30, 2020, an increase of $85,525, or 4.0%. Rental income increased from $2,077,453 during the three months ended June 30, 2019 to $2,133,512 during the three months ended June 30, 2020, an increase of $56,059, or 2.7%. The increase was primarily attributable to the West Henrietta, NY acquisition and increases in rental rates at our other wholly-owned stores. The increase in revenue was partially offset by the temporary suspension of our existing tenant rental rate increase program during May 2020 through June 2020.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $71,234 during the three months ended June 30, 2019 to $83,199 during the three months ended

June 30, 2020, an increase of $11,965, or 16.8%. This increase was primarily attributable to an increase in the percentage of administrative fees due to the Company for tenant stored items insurance and increased insurance participation.

Income from our third-party management platform consists of management fees and customer insurance fees. Management fees and other income increased from $0 during the three months ended June 30, 2019 to $17,501 during the three months ended June 30, 2020.

Operating Expenses

Total operating expenses increased from $1,846,017 during the three months ended June 30, 2019 to $1,954,340 during the three months ended June 30, 2020, an increase of $108,323, or 5.9%, which was primarily attributable to increases in certain general and administrative expenses. Store operating expenses decreased from $923,529 during the three months ended June 30, 2019 to $875,209 during the three months ended June 30, 2020, a decrease of $48,320, or 5.2%.

Depreciation and amortization increased from $352,809 during the three months ended June 30, 2019 to $502,746 during the three months ended June 30, 2020, an increase of $149,937, or 42.5%, which was primarily attributable to depreciation of the building and fixtures and amortization of the in-place leases related to the November 2019 store acquisition in West Henrietta, NY.

General and administrative expenses increased from $554,635 during the three months ended June 30, 2019 to $575,568 during the three months ended June 30, 2020, an increase of $20,933, or 3.8%. The increase in the general and administrative expenses during the period are primarily attributable to an increase in certain professional fees.

Business development, capital raising, store acquisition, and third-party management marketing expenses decreased from $15,044 during the three months ended June 30, 2019 to $817 during the three months ended June 30, 2020. These costs primarily consist of costs incurred in connection with business development, capital raising, and future potential store acquisitions, and third-party management marketing expenses. The decrease is primarily attributable to less expenses related to third-party management marketing expenses. Business development costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

As a result of the operating effects noted above, operating income changed from $302,670 during the three months ended June 30, 2019 to $279,872 during the three months ended June 30, 2020, a decrease of $22,798, or 7.5%.

Other income (expense)

Interest expense on loans increased from $256,104 during the three months ended June 30, 2019 to $294,522 during the three months ended June 30, 2020. This increase was attributable to interest expense on funds drawn on the credit revolver. The cash payments for the $20 million loan remain the same every month until June 2036.

Dividend, interest, and other income was $17,446 during the three months ended June 30, 2019 and $20,270 during the three months ended June 30, 2020.

Unrealized gain on marketable equity securities was $72,833 during the three months ended June 30, 2019 and the unrealized loss on marketable equity securities was $27,764 during the three months ended June 30, 2020.

Net income (loss)

For the three months ended June 30, 2019, net income was $136,845, or $0.02 per fully diluted share. For the three months ended June 30, 2020, net loss was $22,144, or $0.00 per share.

Results of Operations for the Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019

Revenues

Total revenues increased from $4,255,197 during the six months ended June 30, 2019 to $4,473,756 during the six months ended June 30, 2020, an increase of $218,559, or 5.1%. Rental income increased from $4,116,137 during the six months ended June 30, 2019 to $4,283,752 during the six months ended June 30, 2020, an increase of $167,615, or 4.1%. The increase was primarily attributable to the West Henrietta, NY acquisition and increases in rental rates at our other wholly-owned stores. The increase in revenue was partially offset by the temporary suspension of our existing tenant rental rate increase program during May 2020 through June 2020.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $139,060 during the six months ended June 30, 2019 to $155,159 during the six months ended June 30, 2020, an increase of $16,099, or 11.6%. This increase was primarily attributable to an increase in the percentage of administrative fees due to the Company for tenant stored items insurance and increased insurance participation.

Operating Expenses

Total operating expenses increased from $3,675,187 during the six months ended June 30, 2019 to $4,078,219 during the six months ended June 30, 2020, an increase of $403,032, or 11.0%, which was primarily attributable to increases in certain general and administrative expenses. Store operating expenses decreased from $1,836,878 during the six months ended June 30, 2019 to $1,791,289 during the six months ended June 30, 2020, a decrease of $45,589, or 2.5%.

Depreciation and amortization increased from $704,376 during the six months ended June 30, 2019 to $1,018,682 during the six months ended June 30, 2020, an increase of $314,306, or 44.6%, which was primarily attributable to depreciation of the building and fixtures at our West Henrietta, NY acquisition and Millbrook, NY expansion, and amortization of the in-place leases related to the 2019 store acquisition in West Henrietta, NY.

General and administrative expenses increased from $1,110,639 during the six months ended June 30, 2019 to $1,258,191 during the six months ended June 30, 2020, an increase of $147,552, or 13.3%. The increase in the general and administrative expenses during the period are primarily attributable to an increase in certain professional fees.

Business development, capital raising, store acquisition, and third-party management marketing expenses decreased from $23,294 during the six months ended June 30, 2019 to $10,057 during the six months ended June 30, 2020. The decrease is primarily attributable to less expenses related to third-party management marketing expenses. Business development, capital raising, and store acquisition-related costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

Operating income decreased from $580,010 during the six months ended June 30, 2019 to $395,537 during the six months ended June 30, 2020, a decrease of $184,473, or 31.8%. The decrease in operating income was primarily attributable to an increase in certain general and administrative expenses.

Other income (expense)

Interest expense on loans increased from $517,270 during the six months ended June 30, 2019 to $600,305 during the six months ended June 30, 2020. This increase was attributable to interest expense on funds drawn on the credit revolver. The cash payments for the $20 million loan remain the same every month until June 2036.

Dividend, interest, and other income was $34,646 during the six months ended June 30, 2019 and $44,369 during the six months ended June 30, 2020.

Unrealized gain on marketable equity securities was $227,282 during the six months ended June 30, 2019 and the unrealized loss on marketable equity securities was $218,169 during the six months ended June 30, 2020.

Net income (loss)

For the six months ended June 30, 2019, the net income was $324,668, or $0.04 per fully diluted share. For the six months ended June 30, 2020, the net loss was $378,568, or $0.04 per fully diluted share.

Distributions and Closing Market Prices

Distributions for the three months ended June 30, 2020 and 2019 each totaled $0.065 per share, respectively. The Company’s closing market price as of June 30, 2020 and June 30, 2019 were $3.85 and $3.76, respectively. Past market price performance and distribution levels do not guarantee similar results in the future.

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

Self Storage Portfolio

The following discussion and analysis of our same-store self storage operations are presented on a comparative basis for the six months ended June 30, 2020.

GLOBAL SELF STORAGE STORES

		Year Store	Number	Net Leasable	June 30, 2020 Square Foot	June 30, 2019 Square Foot
Property(1)	Address	Opened / Acquired	of Units	Square Feet	Occupancy %	Occupancy %
OWNED STORES
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	801	113,700	95.9%	97.0%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,408	90.6%	94.5%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	91.8%	95.0%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	731	98,265	93.9%	95.3%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	568	80,870	93.0%	93.5%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	635	68,116	97.9%	93.0%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	690	78,857	94.6%	94.5%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	567	75,510	83.8%	90.0%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	249	43,210	91.8%	88.9%
TOTAL/AVERAGE SAME-STORES			5,075	675,526	92.9%	94.0%

SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	541	76,135	79.1%	95.3%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	260	24,472	67.0%	98.3%
SSG WEST HENRIETTA LLC	70 Erie Station Road, West Henrietta, NY 14586	2016 / 2019	452	48,250	86.4%	88.9%(2)
TOTAL/AVERAGE NON SAME-STORES			1,253	148,857	79.5%	95.7%

TOTAL/AVERAGE SAME-STORE AND NON SAME-STORE			6,328	824,382	90.5%	94.2%

MANAGED STORES
TPM EDMOND LLC	14000 N I 35 Service Rd, Edmond, OK 73013	2015 / 2019	617	136,718	90.0%	93.8%(2)
TOTAL/AVERAGE MANAGED STORES			617	136,718	90.0%	93.8%

TOTAL/AVERAGE ALL OWNED/MANAGED STORES			6,945	961,100	90.4%	94.2%

(1)	Each store is directly owned or managed by the Company’s wholly owned subsidiary listed in the table.

(2)

This percentage is provided for informational purposes only and represents the pre-acquisition/management occupancy of the property on the indicated date. It is not included as part of the “Total/Average Same-Store and Non Same-Store” or “Total/Average All Owned/Managed Stores” occupancy percentages for June 30, 2019, which include only those properties owned and/or managed (as applicable) by the Company as of the indicated date.

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

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions, or new ground-up developments. At June 30, 2020, we owned nine same-store properties and three non same-store properties. The Company believes that, by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, and NOI, stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions, or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy at June 30, 2020 decreased by 1.1% to 92.9% from 94.0% at June 30, 2019. This excludes the impact from the West Henrietta, NY acquisition, Millbrook, NY expansion project completed in February 2020 and our McCordsville, IN conversion, which commenced in April 2020 and was completed June 2020.

Same-store revenues decreased by 1.3% and increased by 0.4% for the three and six months ended June 30, 2020, respectively, versus the same periods in 2019. Same-store cost of operations decreased by 14.0% and 11.1% for the three and six months ended June 30, 2020, respectively, versus the same periods in 2019. Same-store NOI increased by 9.1% and 9.7% for the three and six months ended June 30, 2020, respectively, versus the same periods in 2019. The increase in same-store NOI was due primarily to a decrease in cost of operations.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped our same-store overall average occupancy maintain at or around 92% as of June 30, 2020. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty, resulting in strong referral and word-of-mouth market demand for our storage units and services. Another contributing factor to our results was our competitor move-in rate metrics analysis which employs internet data scraping and other methods to help keep our storage unit move-in rates “in the market,” and our revenue rate management program which helped increase existing tenant rates while maintaining or building store occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months Ended June 30,	2020	2019	Variance	% Change
Revenues	$1,819,877	$1,843,106	$(23,229)	-1.3%
Cost of operations	$711,169	$827,047	$(115,878)	-14.0%
Net operating income	$1,108,708	$1,016,059	$92,649	9.1%
Depreciation and amortization	$237,206	$237,574	$(368)	-0.2%
Net leasable square footage at period end*	675,526	672,435	3,091	0.5%
Net leased square footage at period end	627,883	631,902	(4,019)	-0.6%
Overall square foot occupancy at period end	92.9%	94.0%	-1.1%	-1.2%
Total annualized revenue per leased square foot	$11.59	$11.67	$(0.07)	-0.6%
Total available leasable storage units*	5,075	5,065	10	0.2%
Number of leased storage units	4,671	4,696	(25)	-0.5%

SAME - STORE PROPERTIES

Six Months Ended June 30,	2020	2019	Variance	% Change
Revenues	$3,663,530	$3,649,618	$13,912	0.4%
Cost of operations	$1,457,173	$1,638,998	$(181,825)	-11.1%
Net operating income	$2,206,357	$2,010,620	$195,737	9.7%
Depreciation and amortization	$474,905	$474,151	$754	0.2%
Net leasable square footage at period end*	675,526	672,435	3,091	0.5%
Net leased square footage at period end	627,883	631,902	(4,019)	-0.6%
Overall square foot occupancy at period end	92.9%	94.0%	-1.1%	-1.2%
Total annualized revenue per leased square foot	$11.67	$11.55	$0.12	1.0%
Total available leasable storage units*	5,075	5,065	10	0.2%
Number of leased storage units	4,671	4,696	(25)	-0.5%

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

The following table presents a reconciliation of same-store net operating income to net income (loss) as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(22,144)	$136,845	$(378,568)	$324,668
Adjustments:
Management fees and other income	(17,501)	—	(34,845)	—
General and administrative	575,568	554,635	1,258,191	1,110,639
Depreciation and amortization	502,746	352,809	1,018,682	704,376
Business development	817	15,044	10,057	23,294
Dividend, interest, and other income	(20,270)	(17,446)	(44,369)	(34,646)
Unrealized (gain) loss on marketable equity securities	27,764	(72,833)	218,169	(227,282)
Interest expense	294,522	256,104	600,305	517,270
Non same-store revenues	(396,834)	(305,581)	(775,381)	(605,579)
Non same-store cost of operations	164,040	96,482	334,116	197,880
Total same-store net operating income	$1,108,708	$1,016,059	$2,206,357	$2,010,620

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Same-store revenues	$1,819,877	$1,843,106	$3,663,530	$3,649,618
Same-store cost of operations	711,169	827,047	1,457,173	1,638,998
Total same-store net operating income	$1,108,708	$1,016,059	$2,206,357	$2,010,620

Analysis of Same-Store Revenue

For the three and six months ended June 30, 2020, same-store revenue decreased 1.3%, or $23,229, and increased 0.4%, or $13,912, respectively, versus the same periods in 2019, which was attributable to, among other things, consistent rent collections, despite the COVID-19 pandemic, and an increase in the percentage of administrative fees due to the Company for tenant stored items insurance. Same-store average overall square foot occupancy for all of the Company’s same-store properties decreased to 92.9% at June 30, 2020, down from 94.0% at June 30, 2019.

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

During the period from late March 2020 through May 2020, we experienced reduced activity with fewer move-ins and move-outs, and received periodic tenant requests for the waiver of late fees due to COVID-19 related hardships. However, we have seen increased demand for self storage since June 2020, as various areas of the United States emerged from stay at home orders. These trends may be temporary or even reverse, to the extent they are driven by short-term factors such as stay at home orders and delays in our auction process. We temporarily suspended our existing tenant rental rate increase program, but have since restarted it at all of our properties as of July 2020. Because existing tenant rental rate increases have contributed significantly to increases in rental income in recent years, suspension of these increases may have a material adverse impact on our revenue growth. This temporary suspension has impacted our revenue for the first half of 2020. It is possible that the COVID-19 pandemic could change consumer behavior, either due to economic recession, uncertainty, or dislocation, as well as other factors, which could increase customer sensitivity and propensity to move-out in response to rate increases, either in the short or longer term.

As of June 30, 2020, we observed no material degradation in rent collections. However, we believe that our bad debt losses (which are reflected as a reduction in revenues) could increase from historical levels, due to (i) cumulative stress on our customers’ financial capacity, (ii) reduced rent recoveries from auctioned units, and (iii) the continued delay of auctions in certain locations, which began in March 2020.

We may experience a change in the move-out patterns of our long-term customers due to economic uncertainty and the significant increase in unemployment recently. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates.

If and when the COVID-19 pandemic subsides, we currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases for the remainder of 2020, if any, to be consistent with or slightly less than the prior year.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of June 30, 2020, our average tenant duration of stay was approximately 3.0 years, up from approximately 2.9 years as of June 30, 2019.

Analysis of Same-Store Cost of Operations

For the three and six months ended June 30, 2020, same-store cost of operations decreased 14.0%, or $115,878, and 11.1%, or $181,825, respectively, versus the same periods in 2019. This decrease in same-store cost of operations was due primarily to decreased accruals for store property taxes, and decreased store level employment costs and store level administrative expenses. Every major category of store level expenses decreased for the three and six months ended June 30, 2020, versus the same periods in 2019.

On-site store manager, regional manager, and district manager payroll expense decreased 11.4%, or $28,740, and 9.6%, or $47,740, for the three and six months ended June 30, 2020, respectively, versus the same periods in 2019. The decreases were due primarily to lower wage and administration expenses attributable to routine employee departures and the allocation of employee time to TRS activities. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores.

Store property tax expense decreased 10.7%, or $33,633, and 8.5%, or $52,162, for the three and six months ended June 30, 2020, respectively, versus the same periods in 2019, primarily due to the accrual in the first half of 2019 of an unexpected increase of property tax expense invoiced in the first half of 2019 for the 2018 tax year. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail. When compared to store property tax expense for the three months ended June 30, 2020, we currently expect store property tax expense to remain consistent for the remainder of 2020.

Repairs and maintenance expense decreased 55.6%, or $23,027, and 33.5%, or $21,635, for the three and six months ended June 30, 2020, respectively, versus the same periods in 2019. These expenses decreased during the first half of 2020 compared to the first half of 2019 primarily due to a decrease in one-off maintenance expenses.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utilities expense decreased 7.1%, or $2,450, and 15.7%, or $16,083, for the three and six months ended June 30, 2020, respectively, versus the same periods in 2019, primarily due to lower energy usage during the first half of 2020 compared to the first half of 2019 at most of our stores. This decrease was also the result of lower electricity usage due to our LED light replacement program. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in slightly higher net utility costs for the remainder of 2020.

Landscaping expenses, which include snow removal costs, increased 17.1%, or $2,566, and decreased $20,592, or 36.6%, for the three and six months ended June 30, 2020, respectively, versus the same periods in 2019. The decrease in landscaping expense in the first half of 2020 versus the first half of 2019 is primarily due to lower snow removal expenses. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense for the remainder of 2020, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 18.8%, or $11,142, and 8.4%, or $8,944, for the three and six months ended June 30, 2020, respectively, versus the same periods in 2019, primarily due to decreased marketing costs and internet advertising expenses. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a nominal rate for the remainder of 2020.

Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. General expenses decreased 22.3%, or $14,662, and 10.4%, or $12,226, for the three and six months ended June 30, 2020, respectively, versus the same periods in 2019. These expenses decreased during the first half of 2020 compared to the first half of 2019 primarily due to decreased expenses for office supplies, travel, and franchise taxes. Administrative expenses decreased 17.7%, or $22,660, and 19.3%, or $56,807, for the three and six months ended June 30, 2020, respectively, versus the same periods in 2019. We experienced a decrease in administrative expenses in the first half of 2020 compared to the first half of 2019 due primarily to lower repairs and maintenance, utilities, and landscaping expense. We currently expect moderate increases in direct store costs during the remainder of 2020.

Depreciation and amortization increased 0.2%, or $368, and 0.2%, or $754, for the three and six months ended June 30, 2020, respectively, versus the same periods in 2019.

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

Combined Same-Store and Non Same-Store Self Storage Operations

At June 30, 2020, we owned nine same-store properties and three non same-store properties. The non same-store properties are McCordsville, IN, Millbrook, NY, and West Henrietta, NY.

Combined store average overall square foot occupancy at June 30, 2020 decreased by 3.7% to 90.5% from 94.2% at June 30, 2019. This includes the impact from our Millbrook, NY store expansion project completed during February 2020 and our McCordsville, IN conversion completed during June 2020. Our Millbrook, NY store expansion project added approximately 11,800 leasable square feet of all-climate-controlled storage units. Our McCordsville, IN conversion added a total of 13,713 leasable square feet of all-climate-controlled storage units. Upon completion in February 2020 of the Millbrook, NY store expansion project, its area occupancy dropped from approximately 88.6% to approximately 45.5%. Lease-up of the Millbrook, NY expansion has gone faster than expected. As of June 30, 2020 the Millbrook, NY store’s total area occupancy stood at 67.0% and as of July 31, 2020 total area occupancy was 75.9%. Upon completion in June 2020 of the McCordsville, IN store conversion project, its area occupancy dropped from what would have been approximately 97.4% to approximately 79.1%. There is no guarantee that we will experience demand for the newly added Millbrook, NY expansion and the McCordsville, IN conversion, or that we will be able to successfully lease-up the expansion/conversion to the occupancy level of our other properties.

We grew our top-line results by increasing combined store revenues by 3.2% and 4.3% for the three and six months ended June 30, 2020, respectively, versus the same periods in 2019. Combined store cost of operations decreased by 5.2% and 2.5% for the three and six months ended June 30, 2020, respectively, versus the same periods in 2019. Combined store NOI increased by 9.5% for each of the three and six months ended June 30, 2020 versus the same periods in 2019.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives, drive-by curb appeal, and superior roadside signage which helped deliver new tenant inquiries and enabled our combined store overall average occupancy to maintain at or above 90% as of June 30, 2020. Also, contributing to our strong results were our customer service efforts which we believe were essential in building local brand loyalty resulting in referral and word-of-mouth market demand for our storage units and services.

These results are summarized as follows:

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

Three Months Ended June 30,	2020	2019	Variance	% Change
Revenues	$2,216,711	$2,148,687	$68,024	3.2%
Cost of operations	$875,209	$923,529	$(48,320)	-5.2%
Net operating income	$1,341,502	$1,225,158	$116,344	9.5%
Depreciation and amortization	$455,820	$301,534	$154,286	51.2%
Net leasable square footage at period end*	824,382	766,922	57,460	7.5%
Net leased square footage at period end	746,207	722,331	23,876	3.3%
Overall square foot occupancy at period end	90.5%	94.2%	-3.7%	-3.9%
Total available leasable storage units	6,328	5,613	715	12.7%
Number of leased storage units*	5,583	5,188	395	7.6%

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

Six Months Ended June 30,	2020	2019	Variance	% Change
Revenues	$4,438,911	$4,255,197	$183,714	4.3%
Cost of operations	$1,791,289	$1,836,878	$(45,589)	-2.5%
Net operating income	$2,647,622	$2,418,319	$229,303	9.5%
Depreciation and amortization	$936,365	$602,036	$334,329	55.5%
Net leasable square footage at period end*	824,382	766,922	57,460	7.5%
Net leased square footage at period end	746,207	722,331	23,876	3.3%
Overall square foot occupancy at period end	90.5%	94.2%	-3.7%	-3.9%
Total available leasable storage units	6,328	5,613	715	12.7%
Number of leased storage units*	5,583	5,188	395	7.6%

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

The following table presents a reconciliation of combined same-store and non same-store net operating income (loss) to net income (loss) as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(22,144)	$136,845	$(378,568)	$324,668
Adjustments:
Management fees and other income	(17,501)	—	(34,845)	—
General and administrative	575,568	554,635	1,258,191	1,110,639
Depreciation and amortization	502,746	352,809	1,018,682	704,376
Business development and property acquisition costs	817	15,044	10,057	23,294
Dividend and interest income	(20,270)	(17,446)	(44,369)	(34,646)
Unrealized (gain) loss on marketable equity securities	27,764	(72,833)	218,169	(227,282)
Interest expense	294,522	256,104	600,305	517,270
Total combined same-store and non same-store net operating income	$1,341,502	$1,225,158	$2,647,622	$2,418,319

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Combined same-store and non same-store revenues	$2,216,711	$2,148,687	$4,438,911	$4,255,197
Combined same-store and non same-store cost of operations	875,209	923,529	1,791,289	1,836,878
Total combined same-store and non same-store net operating income	$1,341,502	$1,225,158	$2,647,622	$2,418,319

Analysis of Combined Same-Store and Non Same-Store Revenue

For the three and six months ended June 30, 2020, Combined store revenues increased 3.2%, or $68,024, and 4.3%, or $183,714, respectively, versus the same periods in 2019, which was primarily attributable to, among other things, a 7.5% increase in net leasable square footage due to our acquisition of a self storage property in West Henrietta, NY lease-up progress at our Millbrook, NY expansion, and the results of our revenue rate management program of raising existing tenant rates.

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

During the period from late March 2020 through May 2020, we experienced reduced activity with fewer move-ins and move-outs, and received periodic tenant requests for the waiver of late fees due to COVID-19 related hardships. However, we have seen increased demand for self storage since June 2020, as various areas of the United States emerged from stay at home orders. These trends may be temporary or even reverse, to the extent they are driven by short-term factors such as stay at home orders and delays in our auction process. We temporarily suspended our existing tenant rental rate increase program, but have since restarted it at all of our properties as of July 2020. Because existing tenant rental rate increases have contributed significantly to increases in rental income in recent years, suspension of these increases may have a material adverse impact on our revenue growth. This temporary suspension has impacted our revenue for the first half of 2020. It is possible that the COVID-19 pandemic could change consumer behavior, either due to economic recession, uncertainty, or dislocation, as well as other factors, which could increase customer sensitivity and propensity to move-out in response to rate increases, either in the short or longer term.

As of June 30, 2020, we observed no material degradation in rent collections. However, we believe that our bad debt losses (which are reflected as a reduction in revenues) could increase from historical levels, due to (i) cumulative stress on our customers’ financial capacity, (ii) reduced rent recoveries from auctioned units, and (iii) the continued delay of auctions in certain locations, which began in March 2020.

We may experience a change in the move-out patterns of our long-term customers due to economic uncertainty and the significant increase in unemployment recently. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates.

If and when the COVID-19 pandemic subsides, we currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases for the remainder of 2020, if any, to be consistent with or slightly less than the prior year.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of June 30, 2020, our average tenant duration of stay was approximately 2.9 years, approximately the same as of June 30, 2019.

Analysis of Combined Same-Store and Non Same-Store Cost of Operations

Combined store cost of operations decreased 5.2%, or $48,320, and 2.5%, or $45,589, for the three and six months ended June 30, 2020, respectively, versus the same periods in 2019. This decrease in combined store cost of operations was due primarily to decreased accruals for store property taxes, and decreased store level employment costs and store level general and administrative expenses. Every major category of store level expenses decreased for the three and six months ended June 30, 2020, versus the same periods in 2019, except for marketing expenses for the six months ended June 30, 2020, which were heightened at our non same-store properties in lease-up.

On-site store manager and supervisory payroll expense decreased 1.9%, or $5,241, and 0.8%, or $4,445, for the three and six months ended June 30, 2020, respectively, versus the same periods in 2019. This decrease was due primarily to lower wage and administration expenses attributable to routine employee departures and the allocation of employee time to TRS activities. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as store, district, and regional managers.

Store property tax expense decreased 6.7%, or $22,960, and 4.3%, or $28,680, for the three and six months ended June 30, 2020, respectively, versus the same periods in 2019, primarily due to the accrual in the first half of 2019 of an unexpected increase of property tax expense invoiced in the first half of 2019 for the 2018 tax year. When compared to store property tax expense for the three months ended June 30, 2020, we currently expect store property tax expense to remain consistent for the remainder of 2020.

Repairs and maintenance expense decreased 42.3%, or $18,519, and 24.1%, or $16,504, for the three and six months ended June 30, 2020, respectively, versus the same periods in 2019. These expenses decreased during the first half of 2020 compared to the first half of 2019 primarily due to a decrease in one-off maintenance expenses.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utilities expense increased 12.5%, or $5,476, and decreased 0.1%, or $109, for the three and six months ended June 30, 2020, respectively, versus the same periods in 2019, primarily due to higher energy usage during the first half of 2020 compared to the first half of 2019 primarily due to the addition of our West Henrietta, NY property. This increase was offset by the result of lower electricity usage due to our LED light replacement program. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in slightly higher net utility costs for the remainder of 2020.

Landscaping expenses, which include snow removal costs, increased 26.7%, or $4,890, and decreased 28.8%, or $19,668, for the three and six months ended June 30, 2020, respectively, versus the same periods in 2019. The decrease in landscaping expense in the first half of 2020 versus the first half of 2019 is primarily due to lower snow removal expenses. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense for the remainder of 2020, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 3.7%, or $2,545, and increased 16.8%, or $20,904, for the three and six months ended June 30, 2020, respectively, versus the same periods in 2019, primarily due to increased marketing costs and internet advertising expenses in the first half of 2020, especially at properties in lease-up. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to remain the same for the remainder of 2020.

Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. General expenses decreased 9.9%, or $$7,575, and increased 0.9%, or $1,192, for the three and six months ended June 30, 2020, respectively, versus the same periods in 2019. These expenses were largely flat during the first half of 2020 compared to the first half of 2019 primarily due to increased expenses for insurance and IT-maintenance and support. Administrative expenses decreased 3.4%, or $5,026, and 8.9%, or $30,789, for the three and six months ended June 30, 2020, respectively, versus the same periods in 2019. We experienced a decrease in administrative expenses in the first half of 2020 compared to the first half of 2019 due primarily to lower repairs and maintenance and landscaping expense. We currently expect moderate increases in direct store costs during the remainder of 2020.

Depreciation and amortization increased 51.2%, or $154,286, and 55.5%, or $334,329, for the three and six months ended June 30, 2020, respectively, versus the same periods in 2019. The difference is primarily attributable to depreciation of the building and fixtures related to the 2019 store acquisition in West Henrietta, NY, the expansion of the Millbrook, NY store, and amortization of the in-place leases related to the 2019 store acquisition at West Henrietta, NY.

Analysis of Global Self Storage FFO and AFFO

The following tables present reconciliation and computation of net income (loss) to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share (unaudited):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(22,144)	$136,845	$(378,568)	$324,668
Eliminate items excluded from FFO:
Unrealized (gain) loss on marketable equity securities	27,764	(72,833)	218,169	(227,282)
Depreciation and amortization	502,746	352,809	1,018,682	704,376
FFO attributable to common stockholders	508,366	416,821	858,283	801,762
Adjustments:
Compensation expense related to stock-based awards	35,317	51,731	64,479	105,890
Business development, capital raising, store acquisition, and third-party management marketing expenses	817	15,044	10,057	23,294
AFFO attributable to common stockholders	$544,500	$483,596	$932,819	$930,946

Earnings per share attributable to common stockholders - basic	$(0.00)	$0.02	$(0.04)	$0.04
Earnings per share attributable to common stockholders - diluted	$(0.00)	$0.02	$(0.04)	$0.04
FFO per share - diluted	$0.05	$0.05	$0.09	$0.10
AFFO per share - diluted	$0.06	$0.06	$0.10	$0.12

Weighted average shares outstanding - basic	9,269,567	7,640,991	9,266,189	7,635,885
Weighted average shares outstanding - diluted	9,269,567	7,650,296	9,266,189	7,642,980

Analysis of Global Self Storage Store Expansions and Redevelopment Operations

In addition to actively reviewing a number of store and portfolio acquisition opportunities, we have been working to further develop and expand our current stores.

Our Millbrook, NY store expansion project added approximately 11,800 leasable square feet of all-climate-controlled storage units. Upon completion in February 2020 of the Millbrook, NY store expansion project, its area occupancy dropped from approximately 88.6% to approximately 45.5%. Lease-up of the Millbrook, NY expansion has gone faster than expected. As of June 30, 2020 the Millbrook, NY store’s total area occupancy stood at 67.0% and as of July 31, 2020 total area occupancy was 75.9%. There is no guarantee that we will experience demand for the newly added Millbrook, NY expansion or that we will be able to successfully lease-up the expansion to the occupancy level of our other properties.

In the first quarter of 2020, the Company began reviewing plans to convert certain commercially-leased space to all-climate-controlled units at the McCordsville, IN property. In April 2020, the Company commenced such conversion, which was completed in June 2020, resulting in a new total of 544 units and 76,378 leasable square feet at the McCordsville, IN property. Upon completion in June 2020 of the McCordsville, IN store conversion project, its area occupancy dropped from what would have been approximately 97.4% to approximately 79.1%. There is no guarantee that we will experience demand for the newly added McCordsville, IN conversion or that we will be able to successfully lease-up the converted space to the occupancy level of our other properties.

Our West Henrietta, NY store expansion project added approximately 7,300 leasable square feet of drive-up storage units.  Upon completion in August 2020 of the West Henrietta, NY store expansion project, its area occupancy dropped from approximately 89.6% to approximately 77.9%. There is no guarantee that we will experience demand for the newly added West Henrietta, NY expansion or that we will be able to successfully lease-up the expansion to the occupancy level of our other properties.

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains and losses on the Company’s investment in marketable equity securities for the six months ended June 30, 2020 and 2019 were a loss of $218,169 and gain of $227,282, respectively. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we may liquidate our investment in marketable equity securities and potentially realize gains or losses. As of June 30, 2020, our unrealized gain on marketable equity securities was $787,656. There were no realized gains or losses for the six months ended June 30, 2020.

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

The outbreak of highly infectious or contagious diseases, including the current outbreak of the novel coronavirus (“COVID-19”), could materially and adversely impact our business, financial condition, results of operations and cash flows. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and has created widespread business continuity issues of an as yet unknown magnitude and duration.

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

Our proportionate share of the loan entered into by an affiliate on our behalf under the Paycheck Protection Program may not be forgiven or may subject us to challenges and investigations regarding qualification for the loan.

On May 19, 2020, MMC (the “Borrower”) entered into a Paycheck Protection Program Term Note (“PPP Note”) with Customers Bank on behalf of itself, Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation (“Tuxis”), and their affiliates (collectively with the Company, the “Affiliates”) under the Paycheck Protection Program (the "Program") of the recently enacted Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") administered by the U.S. Small Business Administration (the “SBA”). The Borrower received total proceeds of $486,602 from the PPP Note. In accordance with the requirements of the CARES Act, the Affiliates expect to use proceeds from the PPP Note primarily for payroll and other eligible costs. Interest accrues on the PPP Note at the rate per annum of 1.00%. The Borrower may apply to Customers Bank for forgiveness of the amount due on the PPP Note which shall be an amount equal to the sum of payroll costs, mortgage interest, rent obligations and covered utility payments incurred during, at the Borrowers discretion, either the eight weeks or twenty-four weeks (the “Covered Period”) following disbursement under the PPP Note.

During the period from May 19, 2020 through the six-month anniversary of the date of the PPP Note (the “Deferral Expiration Date”), neither principal nor interest shall be due and payable. On the Deferral Expiration Date, the outstanding principal of the PPP

Note or the amount that is not forgiven under the Program shall convert to an amortizing term loan. On May 19, 2022, all accrued interest that is not forgiven under the Program shall be due and payable. Additionally, on December 19, 2020 and continuing on the 19th day of each month thereafter until May 19, 2022 equal installments of principal shall be due and payable, each in an amount determined by the Lender (the “Monthly Principal Amount”). Interest shall be payable at the same time as the Monthly Principal Amount. Any outstanding principal and accrued interest shall be due and payable in full on May 19, 2022. The Company expects to contribute to the repayment of outstanding principal and interest in proportion to its share of payroll and other eligible costs used in the original calculation of the loan request.

For the three and six months ended June 30, 2020, there has been no material impact to the Company’s operations or cash flows due to the PPP Note. If and when the PPP Note is, in part or wholly forgiven, and legal release is received, the Company expects to record a gain in an amount proportionate to its share of payroll costs and other eligible expenses incurred during the Covered Period. The Company expects the loan forgiveness to reduce such expenses and reduce related reimbursements to MMC and Winco accordingly.

No assurance is provided that we will obtain forgiveness of our portion of the PPP Note in whole or in part. If forgiveness is not granted, our portion of the PPP Note, in whole or in part, will need to be repaid by us, potentially with interest, which could have an adverse effect on our future cash flows and financial condition. Additionally, the Treasury Department and SBA continue to develop and issue new and updated regulations and guidance regarding the Program’s loan process, including regarding required borrower certifications and requirements for forgiveness of loans made under the Program. We continue to track the regulations and guidance as they are released and assess and re-assess various aspects of its forgiveness application as necessary.

While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness, given the potential for additional legislation, regulation or guidance, we cannot give any assurance that the PPP Note will be forgivable in whole or in part. Finally, we may be subject to CARES Act-specific lookbacks and audits conducted by the Treasury, SBA or other federal agencies, including oversight bodies created under the CARES Act. These bodies have the ability to coordinate investigations and audits and refer matters to the Department of Justice for civil or criminal enforcement and other actions.

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

101. The following materials from Global Self Storage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Financial Statements.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: August 14, 2020	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: August 14, 2020	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)