Form 10-K/A
period 2019-12-31
Global Self Storage, Inc.
filed 2020-11-27
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

On March 30, 2020, Global Self Storage, Inc. (“we”, “us”, “our”, or the “Company”) filed an Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed to update the certifications filed as Exhibits 31.1 and 31.2, respectively, to the Original Form 10-K, to include certain required language with respect to internal control over financial reporting which was permitted to be omitted during the Company’s transition period, but was inadvertently omitted subsequent to the Company’s transition period from the Original Form 10-K. There has been no change to (i) the financial statements included in Part II, Item 8 hereof from those included in Part II, Item 8 of the Original Form 10-K, nor (ii) Part II, Item 9A hereof from Part II, Item 9A of the Original Form 10-K.

Except as described above, this Amendment does not modify or update the disclosures presented in the Original Form 10-K or in the previously filed exhibits to the Original Form 10-K in any way. This Amendment speaks as of the date of the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K. As such, this Amendment should be read in conjunction with the Original Form 10-K, as well as any other filings made by the Company with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Form 10-K.

PART II

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

(3) The list of exhibits filed with this annual report is set forth in response to Item 15(b).

(b) Exhibits. The following documents are filed or incorporated by references as exhibits to this report:

Exhibit Item	Number and Description	Incorporated by Reference	Filed Herewith

3.1.1.	Articles Supplementary of Global Self Storage, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 20, 2017 and incorporated herein by reference)	X

3.1.2.	Articles of Amendment and Restatement of Global Self Storage, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 20, 2017 and incorporated herein by reference)	X

3.2.	Third Amended and Restated Bylaws of Global Self Storage, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 16, 2020 and incorporated herein by reference)	X

4.1	Rights Agreement (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 2, 2016 and incorporated herein by reference)	X

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

X
4.4	Description of Securities of Global Self Storage, Inc.(filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on March 30, 2020 and incorporated herein by reference)	X

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

X

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2020 and incorporated herein by reference)	X

23.1	Consent of Tait, Weller & Baker LLP for Global Self Storage, Inc.		X

23.2	Consent of RSM US LLP for Global Self Storage, Inc.		X

24.1	Powers of Attorney (included as part of the signature pages hereto)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

Exhibit Item	Number and Description	Incorporated by Reference	Filed Herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

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

GLOBAL SELF STORAGE, INC.

Date: November 27, 2020	/s/ Mark C. Winmill
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

Date: November 27, 2020	/s/ Mark C. Winmill
By: Mark C. Winmill
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 27, 2020	/s/ Thomas O’Malley
By: Thomas O’Malley
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: November 27, 2020	/s/ Thomas B. Winmill
By: Thomas B. Winmill
Director

Date: November 27, 2020	/s/ Russell E. Burke III
By: Russell E. Burke III
Director

Date: November 27, 2020	/s/ George B. Langa
By: George B. Langa
Director

Date: November 27, 2020	/s/ William C. Zachary
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