Form 10-K
period 2020-12-31
Global Self Storage, Inc.
filed 2021-03-31
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $33,524,029 based upon the closing price of the shares on the Nasdaq Capital Market on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of March 16, 2021, was 9,356,202.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in connection with the registrant’s annual stockholders’ meeting to be held in 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. One of the most significant factors is the ongoing impact of the novel coronavirus (“COVID-19”) pandemic on the economy, the self storage industry and the broader financial markets. The Company is unable to predict whether the continuing effects of the COVID-19 pandemic will trigger a further economic slowdown and to what extent the Company will experience disruptions related to the COVID-19 pandemic. The outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below and the risks described in “Item 1A. Risk Factors.” Any forward-looking statements should be considered in light of the risks referenced in “Item 1A. Risk Factors” and in our other filings with the Securities and Exchange Commission (the “SEC”). Such factors include, but are not limited to:

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

RISK FACTORY SUMMARY

An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized in Item 1A, “Risk Factors” included in this report. These risks include, but are not limited to, the following:

Risks Related to our Self Storage Properties and our Business

•

The outbreak of highly infectious or contagious diseases, including COVID-19, could materially and adversely impact our business, financial condition, results of operations and cash flows. Further, the spread of COVID-19 has caused severe disruptions in the U.S. and global economy and financial markets and has created widespread business continuity issues of an as yet unknown magnitude and duration.

•	Adverse economic or other conditions in the markets in which we do business and more broadly could negatively affect our occupancy levels and rental rates and therefore our operating results.
•

Our proportionate share of the loan entered into by an affiliate on our behalf under the Paycheck Protection Program may not be forgiven or may subject us to challenges and investigations regarding qualification for the loan.

•

Our storage leases are relatively short-term in nature, which exposes us to the risk that we may have to re-lease our units and we may be unable to do so on attractive terms, on a timely basis or at all.

•	Our property taxes could increase due to various reasons, including a reassessment, which could adversely impact our operating results and cash flow.
•	We face competition from other self storage properties, which may adversely impact the markets in which we invest and in which our self storage properties operate.
•

Rental revenues are significantly influenced by demand for self storage space generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio or if we owned a larger number of self storage properties.

•	We may acquire properties subject to liabilities which may adversely impact our operating results.
•	Our investments in development and redevelopment projects may not yield anticipated returns which could adversely impact our economic performance.
•	We may be unable to make distributions in the future, maintain our current level of distributions or increase distributions over time.
•

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security breach through cyber-attacks, cyber-intrusions, or other methods could disrupt our information technology networks and related systems and harm our business.

Risks Related to Our Debt Financings

•

We depend on external sources of capital that are outside of our control, which could adversely affect our ability to acquire or develop properties, satisfy our debt obligations and/or make distributions to stockholders.

•	The terms and covenants relating to our indebtedness could adversely impact our economic performance.

Risks Related to Our Qualification as a REIT

•

Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of operating cash flow available for distribution to stockholders.

•	To maintain our REIT qualification, we may be forced to borrow funds during unfavorable market conditions.

•	Failure to make required distributions would subject us to tax, which would reduce the operating cash flow available for distribution to stockholders.
•	We may not have cash available to make distributions.

PART I

Item 1.	Business.

General

Global Self Storage, Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible, and secure storage space for residential and commercial customers. As of December 31, 2020, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

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

Business Activities

As of December 31, 2020, the Company had 31 total employees and owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores. As of December 31, 2020, these properties totaled 969,426 net leasable square feet and offered 6,972 storage units. In addition to traditional and climate-controlled units, many of the properties feature both covered and outside auto/RV/boat storage. The Company invests in stores by acquiring stores through its wholly owned subsidiaries and operates primarily in one segment: rental operations.

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

We continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not complete any self storage property acquisitions in 2020.

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

On December 20, 2018, certain of our wholly owned subsidiaries (“Credit Facility Secured Subsidiaries”) entered into a revolving credit loan agreement (collectively, the “Credit Facility Loan Agreement”) between the Credit Facility Secured Subsidiaries and TCF National Bank (“Credit Facility Lender”). Under the Credit Facility Loan Agreement, the Credit Facility Secured Subsidiaries may borrow from the Credit Facility Lender in the principal amount of up to $10 million pursuant to a promissory note (the “Credit Facility Promissory Note”). The Credit Facility Promissory Note bears an interest rate equal to 3.00% over the One Month U.S. Dollar London Inter-Bank Offered Rate and is due to mature on December 20, 2021. The obligations under the Credit Facility Loan Agreement are secured by certain real estate assets owned by the Credit Facility Secured Subsidiaries. We entered into a guaranty of payment on December 20, 2018 (the “Credit Facility Guaranty,” and together with the Credit Facility Loan Agreement, the Credit Facility Promissory Note and related instruments, the “Credit Facility Loan Documents”) to guarantee the payment to the Credit Facility Lender of certain obligations of the Credit Facility Secured Subsidiaries under the Credit Facility Loan Agreement. As of December 31, 2020, we have withdrawn proceeds of $5,144,000 under the Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

On December 18, 2019, we completed a rights offering whereby we sold and issued an aggregate of 1,601,291 shares of our common stock (“common stock”) at the subscription price of $4.18 per whole share of common stock, pursuant to the exercise of subscriptions and oversubscriptions from our stockholders. We raised aggregate gross proceeds of approximately $6.7 million in the rights offering.

On May 19, 2020, Midas Management Corporation (“MMC”) (the “Borrower”), a subsidiary of Winmill & Co. Incorporated (“Winco”), entered into a Paycheck Protection Program Term Note (“PPP Note”) with Customers Bank on behalf of itself and the Affiliates under the Paycheck Protection Program (the "Program") of the recently enacted Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") administered by the U.S. Small Business Administration. Certain officers and directors of the Company also serve as officers and directors of Winco, Bexil Corporation, Tuxis Corporation, and their affiliates (collectively with the Company, the “Affiliates”). As of December 31, 2020, certain of the Affiliates owned approximately 7.9% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization and the Affiliates, MMC acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. The Borrower received total proceeds of $486,602 from the PPP Note. In accordance with the requirements of the CARES Act, the Affiliates expect to use proceeds from the PPP Note primarily for payroll and other eligible costs. Interest accrues on the PPP Note at the rate per annum of 1.00%. The Borrower may apply to Customers Bank for forgiveness of the amount due on the PPP Note which shall be an amount equal to the sum of payroll costs, mortgage interest, rent obligations and covered utility payments incurred during, at the Borrowers discretion, either the eight weeks or twenty-four weeks (the “Covered Period”) following disbursement under the PPP Note.

During the period from May 19, 2020 through the six-month anniversary of the date of the PPP Note (the “Deferral Expiration Date”), neither principal nor interest shall be due and payable. On the Deferral Expiration Date, the outstanding principal of the PPP Note or the amount that is not forgiven under the Program shall convert to an amortizing term loan. On May 19, 2022, all accrued interest that is not forgiven under the Program shall be due and payable. Additionally, on December 19, 2020 and continuing on the 19th day of each month thereafter until May 19, 2022 equal installments of principal shall be due and payable, each in an amount determined by the Lender (the “Monthly Principal Amount”). Interest shall be payable at the same time as the Monthly Principal Amount. Any outstanding principal and accrued interest shall be due and payable in full on May 19, 2022. We expect to contribute to the interest payable on the PPP Note in proportion to our share of payroll and other eligible costs used in the original calculation of the loan request.

For the year ended December 31, 2020, there has been no material impact to our operations or cash flows due to the PPP Note. If and when the PPP Note is, in part or wholly forgiven, and legal release is received, we expect to record a gain in an amount proportionate to our share of payroll costs and other eligible expenses incurred during the Covered Period. We expect the loan forgiveness to reduce such expenses and reduce related reimbursements to MMC and Winco accordingly.

Our Third-Party Management Platform

On October 23, 2019, we signed our first self storage client under our third-party management platform. As of December 31, 2020, the property, which was rebranded as “Global Self Storage,” had 137,118-leasable square feet and was comprised of 618 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

We believe that our third-party management platform, Global MaxManagementSM, will provide an additional revenue stream through management fees and tenant insurance premiums and will help expand our brand awareness, and may also allow us to build a captive acquisition pipeline. Despite the challenges presented by the COVID-19 pandemic, we continue to actively market our third-party management platform to developers, single-property self storage operators, and small-portfolio self storage operators, and we believe these discussions may lead to the addition of new properties to our owned and/or third-party management portfolios. In light of reduced in-person marketing opportunities due to the COVID-19 pandemic, we have pivoted resources to digital and print marketing of our third-party management program. In addition, we may pursue third-party management opportunities of properties owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities.

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

The outbreak of highly infectious or contagious diseases, including the novel coronavirus (“COVID-19”), could materially and adversely impact our business, financial condition, results of operations and cash flows. Further, the spread of COVID-19 has caused severe disruptions in the U.S. and global economy and financial markets and has created widespread business continuity issues of an as yet unknown magnitude and duration.

The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures, requiring restrictions on travel and issuing “shelter-in-place” and/or “stay-at-home” orders, and imposing restrictions on the types of businesses that may continue to operate. While some of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place, continue to be implemented, or additional restrictions may be considered. Such actions have caused disruptions in global supply chains, and are adversely impacting a number of industries, such as transportation, hospitality and entertainment.

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

Outbreaks of pandemic or contagious diseases, such as COVID-19, could materially and adversely affect our business, financial condition, results of operations and cash flows due to, among other factors:

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

Further, while we carry comprehensive property and casualty insurance along with other insurance policies that may provide some coverage for any losses or costs incurred in connection with an outbreak, given the potential novelty of the issue and the potential scale of losses incurred throughout the world, there can be no assurance that we will be able to recover all or any portion of potential losses and costs under these policies.

The global impact of the COVID-19 pandemic continues to evolve rapidly, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others. However, the COVID-19 pandemic presents material uncertainty and risk with respect to our business, financial condition, results of operations and cash flows. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in this Annual Report on Form 10-K. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or other health concern, we and our self storage properties may be subject to risks similar to those posed by the COVID-19 pandemic.

Our proportionate share of the loan entered into by an affiliate on our behalf under the Paycheck Protection Program may not be forgiven or may subject us to challenges and investigations regarding qualification for the loan.

On May 19, 2020, Midas Management Corporation (“MMC”) (the “Borrower”), a subsidiary of Winmill & Co. Incorporated (“Winco”), entered into a Paycheck Protection Program Term Note (“PPP Note”) with Customers Bank on behalf of itself and the Affiliates under the Paycheck Protection Program (the "Program") of the recently enacted Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") administered by the U.S. Small Business Administration. Certain officers and directors of the Company also serve as officers and directors of Winco, Bexil Corporation, Tuxis Corporation, and their affiliates (collectively with the Company, the “Affiliates”). As of December 31, 2020, certain of the Affiliates owned approximately 7.9% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization and the Affiliates, MMC acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. The Borrower received total proceeds of $486,602 from the PPP Note. In accordance with the requirements of the CARES Act, the Affiliates expect to use proceeds from the

PPP Note primarily for payroll and other eligible costs. Interest accrues on the PPP Note at the rate per annum of 1.00%. The Borrower may apply to Customers Bank for forgiveness of the amount due on the PPP Note which shall be an amount equal to the sum of payroll costs, mortgage interest, rent obligations and covered utility payments incurred during, at the Borrowers discretion, either the eight weeks or twenty-four weeks (the “Covered Period”) following disbursement under the PPP Note.

During the period from May 19, 2020 through the six-month anniversary of the date of the PPP Note (the “Deferral Expiration Date”), neither principal nor interest shall be due and payable. On the Deferral Expiration Date, the outstanding principal of the PPP Note or the amount that is not forgiven under the Program shall convert to an amortizing term loan. On May 19, 2022, all accrued interest that is not forgiven under the Program shall be due and payable. Additionally, on December 19, 2020 and continuing on the 19th day of each month thereafter until May 19, 2022 equal installments of principal shall be due and payable, each in an amount determined by the Lender (the “Monthly Principal Amount”). Interest shall be payable at the same time as the Monthly Principal Amount. Any outstanding principal and accrued interest shall be due and payable in full on May 19, 2022. We expect to contribute to the interest payable on the PPP Note in proportion to our share of payroll and other eligible costs used in the original calculation of the loan request.

For the year ended December 31, 2020, there has been no material impact to our operations or cash flows due to the PPP Note. If and when the PPP Note is, in part or wholly forgiven, and legal release is received, we expect to record a gain in an amount proportionate to our share of payroll costs and other eligible expenses incurred during the Covered Period. We expect the loan forgiveness to reduce such expenses and reduce related reimbursements to MMC and Winco accordingly.

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

The value of our investments in REITs may fluctuate, sometimes rapidly and unpredictably. Because REITs concentrate their assets in the real estate industry, the performance of REITs is closely linked to the performance of the real estate markets. Property values may fall due to increasing vacancies or declining rents resulting from economic, legal, cultural or technological developments, rising interest rates, and rising capitalization rates. REIT prices also may drop because of the failure of borrowers to pay their loans and poor management. In addition, there are specific risks associated with particular sectors of real estate investments such as self storage, retail, office, hotel, healthcare, and multi-family properties. Many REITs utilize leverage, which increases investment risk and could adversely affect a REIT’s operations and market value in periods of rising interest rates as well as risks normally associated with debt financing. In addition, a REIT’s failure to qualify as a REIT under the Code, or failure to maintain exemption from registration under the Investment Company Act could adversely affect our operations and our qualification as a REIT under the Code. The failure of these investments to perform as expected may have a significant effect on our performance and our ability to make distributions to stockholders.

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

In order to qualify as a REIT, among other requirements, we must ensure that at least 75% of our gross income for each taxable year, excluding certain amounts, is derived from certain real property-related sources, and at least 95% of our gross income for each taxable year, excluding certain amounts, is derived from certain real property-related sources and passive income such as dividends and interest. For purposes of these rules, income from the rental of real property is generally treated as qualifying income, whereas service income is generally treated as nonqualifying income. Furthermore, for purposes of these rules, services provided to tenants at a property could cause all income from the property to be nonqualifying if the income from such services, or the costs of providing those services, exceed certain thresholds. We have provided and may continue to provide certain services to our tenants, such as access to insurance. We believe that these services have been provided in a manner that does not cause our rental income to fail to be treated as qualifying income for purposes of the REIT gross income tests. However, if the IRS were to successfully challenge our characterization of these services, our qualification as a REIT could be adversely impacted. In addition, where we have provided services that may generate nonqualifying income, we believe the income attributable to these services and the costs of providing these services are sufficiently small so as not to cause us to fail to satisfy the REIT gross income tests. However, there is limited guidance regarding what costs are taken into account for this purpose. If the IRS were to successfully assert that our income from these services or the costs of providing these services exceeded certain thresholds, we could fail to qualify as a REIT.

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

Our taxable income may exceed our cash flow for a year, which could necessitate our borrowing funds and/or subject us to tax, thus reducing the cash available for distribution to our stockholders. We intend to make cash distributions each year sufficient to satisfy REIT distribution requirements and to avoid liability for the REIT excise tax. There can be no assurance, however, that we will be able to do so. Our taxable income may substantially exceed our net income as determined based on GAAP, as well as our cash flow, because, for example, realized capital losses will be deducted in determining GAAP net income but may not be deductible in computing taxable income or because we acquired assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. Under the Tax Cuts and Jobs Act of 2017 (the “TCJA”), which was signed into law on December 22, 2017, we generally will be required to recognize certain amounts in income no later than the time such amounts are reflected on our financial statements. Also, in certain circumstances our ability to deduct interest expenses for U.S. federal income tax purposes may be limited by provisions of the TCJA. If the cash flow we generate in a particular year is less than our taxable income, we may be required to use cash reserves, incur short-term, or possibly long-term, debt or liquidate non-cash assets at rates or at times that are unfavorable in order to make the necessary distributions.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

GLOBAL SELF STORAGE STORES

(As of December 31, 2020)

		Year Store	Number	Net Leasable	December 31, 2020 Square Foot	December 31, 2019 Square Foot
Property(1)	Address	Opened / Acquired-Managed	of Units	Square Feet(2)	Occupancy %	Occupancy %
OWNED STORES
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	804	113,700	98.7%	94.0%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,408	99.1%	89.6%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	94.7%	93.6%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	729	98,055	92.7%	91.1%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	568	80,870	94.0%	89.6%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	640	68,126	95.5%	96.0%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	691	78,857	95.3%	90.4%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	564	76,560	91.9%	88.2%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	248	42,760	95.9%	90.4%
TOTAL/AVERAGE SAME-STORES(3)			5,078	675,926	95.1%	91.7%

SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	535	76,360	90.3%	89.2%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	260	24,472	96.1%	88.4%
SSG WEST HENRIETTA LLC	70 Erie Station Road, West Henrietta, NY 14586	2016 / 2019	481	55,550	86.2%	75.7%
TOTAL/AVERAGE NON SAME-STORES			1,276	156,382	89.8%	84.6%

TOTAL/AVERAGE SAME-STORES AND NON SAME-STORES			6,354	832,308	94.1%	90.5%

MANAGED STORES(4)
TPM EDMOND LLC	14000 N I 35 Service Rd, Edmond, OK 73013	2015 / 2019	618	137,118	96.7%	93.5%
TOTAL/AVERAGE MANAGED STORES			618	137,118	96.7%	93.5%

TOTAL/AVERAGE ALL OWNED/MANAGED STORES			6,972	969,426	94.5%	90.9%

(1)	Each property is directly owned or managed by the Company’s wholly owned subsidiary listed in the table.
(2)	Certain stores’ leasable square feet in the chart above includes outside auto/RV/boat storage space: approximately 13,000 square feet at SSG Sadsbury LLC; 15,700 square feet at SSG Bolingbrook LLC;

9,000 square feet at SSG Dolton LLC; 1,000 square feet at SSG Merrillville LLC; 7,200 square feet at SSG Summerville II LLC; and 8,750 square feet at SSG Clinton LLC. For SSG Lima LLC, approximately 12,683 square feet of non-storage commercial and student housing space is included. Approximately 32% of our total available units are climate-controlled, 60% are traditional, and 8% are parking.

(3)	Same-store occupancy does not include properties that have recently undergone significant expansion or redevelopment, such as our properties in Millbrook, NY, McCordsville, IN and West Henrietta, NY.
(4)

As of December 31, 2020, we managed one store for a third party in Edmond, OK with 137,118-leasable square feet, bringing the total number of stores which we own and/or manage to 13, and total leasable square feet to 969,426.

In 2019, the Company broke ground on the Millbrook, NY expansion, which, upon completion in February 2020, added approximately 11,800 leasable square feet of all-climate-controlled units. As a result of the expansion construction, certain units at the existing Millbrook, NY property were required to be temporarily vacated. This resulted in artificially reduced occupancy at our Millbrook, NY property for the year ended December 31, 2019. Upon completion in February 2020 of the Millbrook, NY store expansion project, its area occupancy dropped from approximately 88.6% to approximately 45.5%. Lease-up of the Millbrook, NY expansion has gone faster than expected. As of December 31, 2020, the Millbrook, NY store’s total area occupancy stood at 96.1% and as of February 28, 2021 total area occupancy was 97.5%.

In the first quarter of 2020, the Company began reviewing plans to convert certain commercially-leased space to all-climate-controlled units at the McCordsville, IN property. In April 2020, the Company commenced such conversion, which was completed in June 2020, resulting in a new total of 535 units and 76,360 leasable square feet at the McCordsville, IN property. Upon completion in June 2020 of the McCordsville, IN store conversion project, its total area occupancy dropped from what would have been approximately 97.4% to approximately 79.1%. As of December 31, 2020, the McCordsville, IN store’s total area occupancy stood at 90.3% and as of February 28, 2021 total area occupancy was 91.2%. There is no guarantee that we will experience demand for the newly added McCordsville, IN store conversion or that we will be able to successfully lease-up the expansion to the occupancy level of our other properties.

Our West Henrietta, NY store expansion project, completed in August 2020, added approximately 7,300 leasable square feet of drive-up storage units.  Upon completion of the expansion project the West Henrietta, NY store’s total area occupancy dropped from approximately 89.6% to approximately 77.9%. As of December 31, 2020, the West Henrietta, NY store’s total area occupancy stood at 86.2% and as of February 28, 2021 total area occupancy was 85.4%. There is no guarantee that we will experience demand for the newly added West Henrietta, NY expansion or that we will be able to successfully lease-up the expansion to the occupancy level of our other properties.

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

Holders

As of March 15, 2021, there were approximately 3,800 record and beneficial holders of the Company’s common stock.

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

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible and secure storage space for residential and commercial customers. As of December 31, 2020, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

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

On December 20, 2018, certain of our wholly owned subsidiaries (“Credit Facility Secured Subsidiaries”) entered into a revolving credit loan agreement (collectively, the “Credit Facility Loan Agreement”) between the Credit Facility Secured Subsidiaries and TCF National Bank (“Credit Facility Lender”). Under the Credit Facility Loan Agreement, the Credit Facility Secured Subsidiaries may borrow from the Credit Facility Lender in the principal amount of up to $10 million pursuant to a promissory note (the “Credit Facility Promissory Note”). The Credit Facility Promissory Note bears an interest rate equal to 3.00% over the One Month U.S. Dollar London Inter-Bank Offered Rate and is due to mature on December 20, 2021. The obligations under the Credit Facility Loan Agreement are secured by certain real estate assets owned by the Credit Facility Secured Subsidiaries. We entered into a guaranty of payment on December 20, 2018 (the “Credit Facility Guaranty,” and together with the Credit Facility Loan Agreement, the Credit Facility Promissory Note and related instruments, the “Credit Facility Loan Documents”) to guarantee the payment to the Credit Facility Lender of certain obligations of the Credit Facility Secured Subsidiaries under the Credit Facility Loan Agreement. The Company and the Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Credit Facility Loan Documents. The Company also maintains a bank account at the Credit Facility Lender. The foregoing description is qualified in its entirety by the full terms and conditions of the Credit Facility Loan Documents, filed as Exhibits 10.1 and 10.2 to the Current Report on Form 8-K filed on December 21, 2018. As of December 31, 2020, we have withdrawn proceeds of $5,144,000 under the Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

On May 19, 2020, Midas Management Corporation (“MMC”) (the “Borrower”), a subsidiary of Winmill & Co. Incorporated (“Winco”), entered into a Paycheck Protection Program Term Note (“PPP Note”) with Customers Bank on behalf of itself and the Affiliates under the Paycheck Protection Program (the "Program") of the recently enacted Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") administered by the U.S. Small Business Administration. Certain officers and directors of the Company also serve as officers and directors of Winco, Bexil Corporation, Tuxis Corporation, and their affiliates (collectively with the Company, the “Affiliates”). As of December 31, 2020, certain of the Affiliates owned approximately 7.9% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization and the Affiliates, MMC acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. The Borrower received total proceeds of $486,602 from the PPP Note. In accordance with the requirements of the CARES Act, the Affiliates expect to use proceeds from the PPP Note primarily for payroll and other eligible costs. Interest accrues on the PPP Note at the rate per annum of 1.00%. The Borrower may apply to Customers Bank for forgiveness of the amount due on the PPP Note which shall be an amount equal to the sum of payroll costs, mortgage interest, rent obligations and covered utility payments incurred during, at the Borrowers discretion, either the eight weeks or twenty-four weeks (the “Covered Period”) following disbursement under the PPP Note.

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

For the year ended December 31, 2020, there has been no material impact to the Company’s operations or cash flows due to the PPP Note. If and when the PPP Note is, in part or wholly forgiven, and legal release is received, the Company expects to record a gain in an amount proportionate to its share of payroll costs and other eligible expenses incurred during the Covered Period. The Company expects the loan forgiveness to reduce such expenses and reduce related reimbursements to MMC and Winco accordingly.

We expect in the near-term there may be a lower volume of acquisition transactions in the self storage sector generally due to uncertainty from the COVID-19 pandemic. However, we continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not make any acquisitions in the year ended December 31, 2020.

We believe that our third-party management platform, Global MaxManagementSM, will provide an additional revenue stream through management fees and tenant insurance premiums and will help expand our brand awareness, and may also allow us to build a captive acquisition pipeline. Despite the challenges presented by the COVID-19 pandemic, we continue to actively market our third-party management platform to developers, single-property self storage operators, and small-portfolio self storage operators, and we believe these discussions may lead to the addition of new properties to our owned and/or third-party management portfolios. In light of reduced in-person marketing opportunities due to the COVID-19 pandemic, we have pivoted resources to digital and print marketing of our third-party management program. In addition, we may pursue third-party management opportunities of properties owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities. As of December 31, 2020, we managed one third-party owned property, which was rebranded as “Global Self Storage,” had 137,118-leasable square feet and was comprised of 618 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

In addition to actively reviewing a number of store and portfolio acquisition opportunities, we have been working to further develop and expand our current stores. In the year ending December 31, 2020, we completed expansion / conversion projects at our properties located in Millbrook, NY, McCordsville, IN, and West Henrietta, NY.

In 2019, the Company broke ground on the Millbrook, NY expansion, which, upon completion in February 2020, added approximately 11,800 leasable square feet of all-climate-controlled units. Upon completion in February 2020 of the Millbrook, NY store expansion project, its area occupancy dropped from approximately 88.6% to approximately 45.5%. Lease-up of the Millbrook, NY expansion has gone faster than expected. As of December 31,

2020, the Millbrook, NY store’s total area occupancy stood at 96.1% and as of February 28, 2021 total area occupancy was 97.5%.

In the first quarter of 2020, the Company began reviewing plans to convert certain commercially-leased space to all-climate-controlled units at the McCordsville, IN property. In April 2020, the Company commenced such conversion, which was completed in June 2020, resulting in a new total of 535 units and 76,360 leasable square feet at the McCordsville, IN property. Upon completion in June 2020 of the McCordsville, IN store conversion project, its total area occupancy dropped from what would have been approximately 97.4% to approximately 79.1%. As of December 31, 2020, the McCordsville, IN store’s total area occupancy stood at 90.3% and as of February 28, 2021 total area occupancy was 91.2%. There is no guarantee that we will experience demand for the newly added West Henrietta, NY expansion or that we will be able to successfully lease-up the expansion to the occupancy level of our other properties.

Our West Henrietta, NY store expansion project, completed in August 2020, added approximately 7,300 leasable square feet of drive-up storage units.  Upon completion of the expansion project the West Henrietta, NY store’s total area occupancy dropped from approximately 89.6% to approximately 77.9%. As of December 31, 2020, the West Henrietta, NY store’s total area occupancy stood at 86.2% and as of February 28, 2021 total area occupancy was 85.4%. There is no guarantee that we will experience demand for the newly added McCordsville, IN store conversion or that we will be able to successfully lease-up the expansion to the occupancy level of our other properties.

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

As of December 31, 2020, we had capital resources totaling approximately $8.8 million, comprised of $2.0 million of cash, cash equivalents, and restricted cash, $1.9 million of marketable securities, and $4.9 million available for withdrawal under the Credit Facility Loan Agreement. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores. These capital resources allow us to continue to execute our strategic business plan, which includes funding acquisitions, either directly or through joint ventures; expansion projects at our existing properties; and broadening our revenue base and pipeline of potential acquisitions through developing Global MaxManagementSM, our third-party management platform. Our board of directors regularly reviews our strategic business plan, including topics and metrices like capital formation, debt versus equity ratios, dividend policy, use of capital and debt, funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) performance, and optimal cash levels.

We expect that the results of our operations will be affected by a number of factors. Many of the factors that will affect our operating results are beyond our control. The Company and its properties could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the COVID-19 pandemic. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by, among other things, instituting quarantines, mandating business and school closures, requiring restrictions on travel, and issuing “shelter-in-place” and/or “stay-at-home” orders, and imposing restrictions on the types of businesses that may continue to operate. While some of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place, continue to be implemented, or additional restrictions may be considered. Such actions have caused disruptions in global supply chains, and are adversely impacting a number of industries, such as transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and has triggered a period of economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic.

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

Results of Operations for the Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Revenues

Total revenues increased from $8,668,322 during the year ended December 31, 2019 to $9,196,524 during the year ended December 31, 2020, an increase of $528,202, or 6.1%. Rental income increased from $8,371,292 during the year ended December 31, 2019 to $8,789,548 during the year ended December 31, 2020, an increase of $418,256, or 5.0%. The increase in total revenues was due primarily to a 6.0% increase in net leased square footage, and the results of our revenue rate management program of raising existing tenant rates. This increase in net leased square feet, which is primarily the result of our expansions at West Henrietta, NY and Millbrook, NY and our conversion at McCordsville, IN, is expected to positively affect combined revenues in 2021.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $283,570 in the year ended December 31, 2019 to $337,166 in the year ended December 31, 2020, an increase of $53,596, or 18.9%. This increase was primarily attributable to increased insurance fees due to the acquisition of the West Henrietta, NY property, an increase in net leased square feet, which is primarily the result of our expansions at West Henrietta, NY and Millbrook, NY and our conversion at McCordsville, IN, and increased insurance participation at our wholly-owned and managed properties.

Operating Expenses

Total expenses increased from $7,267,498 during the year ended December 31, 2019 to $7,976,312 during the year ended December 31, 2020, an increase of $708,814, or 9.8%, which was primarily due to increased depreciation and amortization attributable to the acquisition of the West Henrietta, NY property, and to a lesser extent, an increase in certain general and administrative expenses. Store operating expenses increased from $3,577,358 in the year ended December 31, 2019 to $3,586,593 in the year ended December 31, 2020, an increase of $9,235, or 0.3%.

Depreciation and amortization increased from $1,438,908 in the year ended December 31, 2019 to $1,989,761 in the year ended December 31, 2020, an increase of $550,853, or 38.3%, which was primarily attributable to depreciation of the building and fixtures at our West Henrietta, NY acquisition and Millbrook, NY expansion, and amortization of the in-place customer leases related to the 2019 store acquisition in West Henrietta, NY.

General and administrative expenses increased 12.3% or $262,156 for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The change is primarily attributable to an increase in certain professional fees, and to a lesser extent, increased employment expenses.

Business development, capital raising, and store acquisition expenses decreased from $124,428 to $10,998 during the year ended December 31, 2020 as compared to the year ended December 31, 2019. These costs primarily consisted of consulting costs in connection with business development, capital raising, and future potential store acquisitions, and expenses related to our third party management platform marketing initiatives. The majority of these expenses are non-recurring and fluctuate based on business development activity during the time period.

Operating Income

Operating income decreased from $1,400,824 during the year ended December 31, 2019 to $1,220,212 during the year ended December 31, 2020, a decrease of $180,612 or 12.9%, which was primarily due to increased depreciation and amortization attributable to the acquisition of the West Henrietta, NY property, and to a lesser extent, an increase in certain general and administrative expenses.

Other income (expense)

Interest expense on loans increased from $1,075,576 during the year ended December 31, 2019 to $1,180,341 during the year ended December 31, 2020, an increase of $104,765. This increase was primarily attributable to increased borrowings under our Credit Facility Loan Agreement for the year ended December 31, 2020.

Dividend and interest income was $79,331 during the year ended December 31, 2020 compared to $71,666 during the year ended December 31, 2019.

The Company recognizes changes in the fair value of its investments in equity securities with readily determinable fair values in net income and, as such, recorded an unrealized gain of $155,139 for the year ended December 31, 2020 compared to $193,705 during the year ended December 31, 2019.

Net income (loss)

For the year ended December 31, 2020, net income was $274,341 or $0.03 per fully diluted share. For the year ended December 31, 2019, net income was $590,619 or $0.08 per fully diluted share.

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

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions or new ground-up developments. At December 31, 2020, we owned nine same-store properties and three non-same-store properties. The Company believes that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, NOI, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy for the three months and year ended December 31, 2020 increased by 340 basis points to 95.1% from 91.7% for the same period in 2019.

We grew our top-line results by increasing same-store revenues by 2.0% for the three months ended December 31, 2020 versus the three months ended December 31, 2019, and by 0.7% for the year ended December 31, 2020 versus the year ended December 31, 2019. Same-store cost of operations decreased by 4.7% for the three months ended December 31, 2020 versus the three months ended December 31, 2019, and decreased by 8.8% for the twelve months ended December 31, 2020 versus the twelve months ended December 31, 2019. All major categories of expenses for same-store cost of operations (including categories for employment, professional, marketing, real estate property tax, administrative, lien administration, and general) decreased for the year ended December 31, 2020. Same-store NOI increased by 7.8% for the twelve months ended December 31, 2020 versus the twelve months ended December 31, 2019.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped maintain our overall average occupancy in the 95% range as of December 31, 2020. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty resulting in powerful referral and word-of-mouth market demand for our storage units and services. Another significant contributing factor to our results was our success in controlling store-level cost of operations, maximizing tenant occupancy, and limiting the decrease in revenues caused by the COVID-19 pandemic.

These results are summarized as follows:

SAME - STORE PROPERTIES

Twelve Months Ended December 31,	2020	2019	Variance	% Change
Revenues	$7,429,913	$7,380,379	$49,534	0.7%
Cost of operations	$2,876,893	$3,155,142	$(278,249)	-8.8%
Net operating income	$4,553,020	$4,225,237	$327,783	7.8%
Depreciation and amortization	$952,958	$947,159	$5,799	0.6%
Net leasable square footage at period end*	675,926	674,196	1,730	0.3%
Net leased square footage at period end	642,883	618,305	24,578	4.0%
Overall square foot occupancy at period end	95.1%	91.7%	3.4%	3.7%
Total annualized revenue per leased square foot	$11.56	$11.94	$(0.38)	-3.2%
Total available leasable storage units*	5,078	5,066	12	0.2%
Number of leased storage units*	4,800	4,589	211	4.6%

SAME - STORE PROPERTIES

Three Months Ended December 31,	2020	2019	Variance	% Change
Revenues	$1,886,844	$1,849,549	$37,295	2.0%
Cost of operations	$702,155	$736,896	$(34,741)	-4.7%
Net operating income	$1,184,689	$1,112,653	$72,036	6.5%
Depreciation and amortization	$239,250	$236,455	$2,795	1.2%
Net leasable square footage at period end*	675,926	674,196	1,730	0.3%
Net leased square footage at period end*	642,883	618,305	24,578	4.0%
Overall square foot occupancy at period end	95.1%	91.7%	3.4%	3.7%
Total annualized revenue per leased square foot	$11.74	$11.97	$(0.23)	-1.9%
Total available leasable storage units*	5,078	5,066	12	0.2%
Number of leased storage units*	4,800	4,589	211	4.6%

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

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2020	2019	2020	2019
Net income	$315,785	$16,718	$274,341	$590,619
Adjustments:
Management fees and other income	(17,469)	(13,460)	(69,810)	(13,460)
General and administrative	566,607	482,747	2,388,960	2,126,804
Depreciation and amortization	461,859	382,821	1,989,761	1,438,908
Business development, capital raising, and property acquisition costs	470	28,443	10,998	124,428
Dividend and interest income	(17,313)	(19,840)	(79,331)	(71,666)
Unrealized (gain) loss on marketable equity securities	(127,737)	161,397	(155,139)	(193,705)
Interest expense	289,234	302,342	1,180,341	1,075,576
Non same-store revenues	(472,546)	(362,868)	(1,696,801)	(1,274,483)
Non same-store cost of operations	185,799	134,353	709,700	422,216
Total same-store net operating income	$1,184,689	$1,112,653	$4,553,020	$4,225,237

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2020	2019	2020	2019
Same-store revenues	$1,886,844	$1,849,549	$7,429,913	$7,380,379
Same-store cost of operations	702,155	736,896	2,876,893	3,155,142
Total same-store net operating income	$1,184,689	$1,112,653	$4,553,020	$4,225,237

Analysis of Same-Store Revenue

For the three and twelve months ended December 31, 2020, revenue increased 2.0% and 0.7%, respectively, as compared to the same periods in 2019. These increases were due primarily to a 4.0% increase in net leased square footage, and the results of our revenue rate management program of raising existing tenant rates. Same store average overall square foot occupancy for all of the Company’s same-stores combined increased by 340 basis points to 95.1% in the twelve months ended December 31, 2020 from 91.7% in the twelve months ended December 31, 2019.

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

During the period from late March 2020 through May 2020, we experienced reduced activity with fewer move-ins and move-outs, and received periodic tenant requests for the waiver of late fees due to COVID-19 related hardships. However, we have seen increased demand for self storage since June 2020, as various areas of the United States emerged from stay at home orders. These trends may be temporary or even reverse, to the extent they are driven by short-term factors such as stay at home orders and delays in our auction process. We temporarily suspended our existing tenant rental rate increase program, but have since restarted it at all of our properties as of July 2020. Because existing tenant rental rate increases have contributed significantly to increases in rental income in recent years, suspension of these increases may have a material adverse impact on our revenue growth. This temporary suspension has impacted our revenue for the twelve months ended December 31, 2020. It is possible that the COVID-19 pandemic could change consumer behavior, either due to economic recession, uncertainty, or dislocation, as well as other factors, which could increase customer sensitivity and propensity to move-out in response to rate increases, either in the short or longer term.

As of December 31, 2020, we observed no material degradation in rent collections. However, we believe that our bad debt losses (which are reflected as a reduction in revenues) could increase from historical levels, due to (i) cumulative stress on our customers’ financial capacity, (ii) reduced rent recoveries from auctioned units, and (iii) the continued delay of auctions in certain locations, which began in March 2020.

We may experience a change in the move-out patterns of our long-term customers due to economic uncertainty and the significant increase in unemployment recently. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates.

If and when the COVID-19 pandemic subsides, we currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases for 2021, if any, to be higher than those for the year ended December 31, 2020.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We believe this program helps maintain our competitive market price advantage for our various sized storage units at our stores and maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of December 31, 2020, our average tenant duration of stay was approximately 3.0 years, approximately the same as of December 31, 2019.

Analysis of Same-Store Cost of Operations

Same-store cost of operations decreased 4.7% or $34,741 for the three months ended December 31, 2020 versus the three months ended December 31, 2019, and decreased 8.8% or $278,249 for the twelve months ended December 31, 2020 versus the twelve months ended December 31, 2019. All major categories of expenses for same-store cost of operations (including categories for employment, professional, marketing, real estate property tax, administrative, lien administration, and general) decreased for the year ended December 31, 2020.

Employment.  On-site store manager, regional manager and district payroll expense decreased 3.4% or $8,033 for the three months ended December 31, 2020 versus the three months ended December 31, 2019, and decreased 5.7% or $54,123 for the twelve months ended December 31, 2020 as compared to the same period in 2019. This decrease was due primarily to lower employee health plan expenses resulting from our successful efforts to obtain more competitive employee health plan pricing and routine employee departures. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as district, regional, and store managers.

Real Estate Property Tax.  Store property tax expense decreased 4.3% or $12,652 for the three months ended December 31, 2020 versus the three months ended December 31, 2019, and decreased 8.0% or $96,801 for the twelve months ended December 31, 2020 as compared to the same period in 2019. The decrease in property tax expense during the year ended December 31, 2020 is primarily due to the accrual in the twelve months ended December 31, 2019 of an unexpected increase of property tax expense invoiced in the first half of 2019 for the 2018 tax year. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail. We currently expect same-store property tax expenses to increase during 2021, primarily due to an expected phaseout of the Class 8 tax incentive granted to SSG Dolton LLC and increased property assessment valuations.

Administrative.  We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. Administrative expenses increased 9.0% or $9,518 in the three months ended December 31, 2020 as compared to the same period in 2019, and decreased 13.5% or $72,370 in the twelve months ended December 31, 2020 as compared to the same period in 2019. We experienced a decrease in administrative expenses in the year ended December 31, 2020 due primarily to lower repairs and maintenance, utilities, and landscaping expense. Decreased expenses for repairs and maintenance, utilities, and landscaping for the year ended December 31, 2020 contributed to the decrease in administrative expenses as compared with the same period in 2019. Credit card fees increased for the year ended December 31, 2020 due to increased occupancy and a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in building a higher quality overall tenant base. We currently expect moderate increases in other direct store costs in 2021.

Repairs and maintenance expense decreased 66.1% or $7,711 for the three months ended December 31, 2020 versus the three months ended December 31, 2019, and decreased 26.8% or $30,232 for the twelve months ended December 31, 2020 as compared to the same period in 2019 due primarily to certain one-time repairs completed during the year ended 2019.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utility expense increased 0.8% or $281 for the three months ended December 31, 2020 versus the three months ended December 31, 2019, and decreased 13.5% or $24,219 for the twelve months ended December 31, 2020 as compared to the same period in 2019 primarily due to temperature and weather-related conditions. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in slightly higher net utility costs in 2021.

Landscaping expenses, which include snow removal costs, decreased 4.0% or $1,045 for the three months ended December 31, 2020 versus the three months ended December 31, 2019, and decreased 24.0% or $25,631 in the twelve months ended December 31, 2020 compared to the same period in 2019. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in 2021, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing.  Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 0.5% or $238 for the three months ended December 31, 2020 versus the three months ended December 31, 2019, and decreased 5.3% or $10,830 for the twelve months ended December 31, 2020 as compared to the same period in 2019 primarily due to lower internet advertising and promotion expenses during the year ended 2020. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase in 2021.

General. Other direct store costs include general expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. General expenses decreased 44.3% or $20,463 in the three months ended December 31, 2020 as compared to the same period in 2019, and decreased 16.5% or $35,763 in the twelve months ended December 31, 2020 as compared to the same period in 2019, primarily due to decreased expenses for travel, office supplies, and IT maintenance and support.

Lien Administration.  Lien administration expenses decreased 50.2% or $3,350 in the three months ended December 31, 2020 as compared to the same period in 2019, and decreased 28.1% or $5,863 in the twelve months ended December 31, 2020 as compared to the same period in 2019. Decreased tenants’ stored items auctions contributed to the decreased expenses. We currently expect moderate increases in other direct store costs in 2021.

Combined Same-Store and Non Same-Store Self Storage Operations

At December 31, 2020, we owned nine same-store properties and three non same-store properties. The non same-store properties are McCordsville, IN, Millbrook, NY, and West Henrietta, NY.

Combined same-store and non same-store average overall square foot occupancy at the end of the three months and year ended December 31, 2020 increased by 360 basis points to 94.1% from 90.5% for the same period in 2019. Combined same-store and non same-store occupancy includes all of our properties as of the indicated date, including those that have recently undergone significant expansion or redevelopment, such as our expansions at West Henrietta, NY and Millbrook, NY and our conversion at McCordsville, IN. As a result of the Millbrook, NY expansion construction, certain units at the existing Millbrook, NY property were required to be temporarily vacated. This resulted in artificially reduced occupancy at our Millbrook, NY property for the year ended December 31, 2019 and was reflected in our non same-store occupancy statistics.

We grew our top-line results by increasing combined same-store and non same-store (“Combined store”) revenues by 6.6% for the three months ended December 31, 2020 versus the three months ended December 31, 2019, and by 5.5% for the twelve months ended December 31, 2020 versus the twelve months ended December 31, 2019. Combined store cost of operations increased by 1.9% for the three months ended December 31, 2020 versus the three months ended December 31, 2019, and increased by 0.3% for the twelve months ended December 31, 2020 versus the twelve months ended December 31, 2019. Combined store NOI increased by 9.7% for the three months ended December 31, 2020 versus the three months ended December 31, 2019, and by 9.1% for the twelve months ended December 31, 2020 versus the twelve months ended December 31, 2019.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped maintain our overall average occupancy in the 95% range as of December 31, 2020. Also, contributing to our strong results were our customer service efforts which we believe were essential in building local brand loyalty resulting in referral and word-of-mouth market demand for our storage units and services. Another significant contributing factor to our results was our success in controlling store-level cost of operations, maximizing tenant occupancy, and limiting the decrease in revenues caused by the COVID-19 pandemic.

These results are summarized as follows:

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

Twelve Months Ended December 31,	2020	2019	Variance	% Change
Revenues	$9,126,714	$8,654,862	$471,852	5.5%
Cost of operations	$3,586,593	$3,577,358	$9,235	0.3%
Net operating income	$5,540,121	$5,077,504	$462,617	9.1%
Depreciation and amortization	$1,813,592	$1,234,174	$579,418	46.9%
Net leasable square footage at period end*	832,308	817,132	15,176	1.9%
Net leased square footage at period end	783,237	739,161	44,076	6.0%
Overall square foot occupancy at period end	94.1%	90.5%	3.6%	4.0%
Total annualized revenue per leased square foot	$11.65	$11.71	$(0.06)	-0.5%
Total available leasable storage units	6,354	6,067	287	4.7%
Number of leased storage units*	5,906	5,369	537	10.0%

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

Three Months Ended December 31,	2020	2019	Variance	% Change
Revenues	$2,359,390	$2,212,417	$146,973	6.6%
Cost of operations	$887,954	$871,249	$16,705	1.9%
Net operating income	$1,471,436	$1,341,168	$130,268	9.7%
Depreciation and amortization	$414,933	$331,624	$83,309	25.1%
Net leasable square footage at period end*	832,308	817,132	15,176	1.9%
Net leased square footage at period end	783,237	739,161	44,076	6.0%
Overall square foot occupancy at period end	94.1%	90.5%	3.6%	4.0%
Total annualized revenue per leased square foot	$12.05	$11.97	$0.08	0.7%
Total available leasable storage units	6,354	6,067	287	4.7%
Number of leased storage units*	5,906	5,369	537	10.0%

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

The following table presents a reconciliation of combined same-store and non same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2020	2019	2020	2019
Net income	$315,785	$16,718	$274,341	$590,619
Adjustments:
Management fees and other income	(17,469)	(13,460)	(69,810)	(13,460)
General and administrative	566,607	482,747	2,388,960	2,126,804
Depreciation and amortization	461,859	382,821	1,989,761	1,438,908
Business development, capital raising, and property acquisition costs	470	28,443	10,998	124,428
Dividend and interest income	(17,313)	(19,840)	(79,331)	(71,666)
Unrealized (gain) loss on marketable equity securities	(127,737)	161,397	(155,139)	(193,705)
Interest expense	289,234	302,342	1,180,341	1,075,576
Total combined same-store and non same- store net operating income	$1,471,436	$1,341,168	$5,540,121	$5,077,504

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2020	2019	2020	2019
Combined same-store and non same-store revenues	$2,359,390	$2,212,417	$9,126,714	$8,654,862
Combined same-store and non same-store cost of operations	887,954	871,249	3,586,593	3,577,358
Total combined same-store and non same-store net operating income	$1,471,436	$1,341,168	$5,540,121	$5,077,504

Analysis of Combined Same-Store and Non Same-Store Revenue

Combined same-store and non same-store average overall square foot occupancy at the end of the three months and year ended December 31, 2020 increased by 360 basis points to 94.1% from 90.5% for the same period in 2019.

For the three and twelve months ended December 31, 2020, revenue increased 6.6% and 5.5%, respectively, as compared to the same periods in 2019. These increases were due primarily to a 6.0% increase in net leased square footage, and the results of our revenue rate management program of raising existing tenant rates. This increase in net leased square feet, which is primarily the result of our expansions at West Henrietta, NY and Millbrook, NY and our conversion at McCordsville, IN, is expected to positively affect combined revenues in 2021. Combined revenues benefited from existing tenant rent increases, an increase in available climate-controlled leasable square feet. As a result of the Millbrook, NY expansion construction, certain units at the existing Millbrook, NY property were required to be temporarily vacated. This resulted in artificially reduced occupancy at our Millbrook, NY property for the year ended December 31, 2019 and was reflected in our non same-store occupancy statistics.

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

During the period from late March 2020 through May 2020, we experienced reduced activity with fewer move-ins and move-outs, and received periodic tenant requests for the waiver of late fees due to COVID-19 related hardships. However, we have seen increased demand for self storage since June 2020, as various areas of the United States emerged from stay at home orders. These trends may be temporary or even reverse, to the extent they are driven by short-term factors such as stay at home orders and delays in our auction process. We temporarily suspended our existing tenant rental rate increase program, but have since restarted it at all of our properties as of July 2020. Because existing tenant rental rate increases have contributed significantly to increases in rental income in recent years, suspension of these increases may have a material adverse impact on our revenue growth. This temporary suspension has impacted our revenue for the twelve months ended December 31, 2020. It is possible that the COVID-19 pandemic could change consumer behavior, either due to economic recession, uncertainty, or dislocation, as well as other factors, which could increase customer sensitivity and propensity to move-out in response to rate increases, either in the short or longer term.

As of December 31, 2020, we observed no material degradation in rent collections. However, we believe that our bad debt losses (which are reflected as a reduction in revenues) could increase from historical levels, due to (i) cumulative stress on our customers’ financial capacity, (ii) reduced rent recoveries from auctioned units, and (iii) the continued delay of auctions in certain locations, which began in March 2020.

We may experience a change in the move-out patterns of our long-term customers due to economic uncertainty and the significant increase in unemployment recently. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates.

If and when the COVID-19 pandemic subsides, we currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases for 2021, if any, to be higher than those for the year ended December 31, 2020.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We believe this program helps maintain our competitive market price advantage for our various sized storage units at our stores and maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of December 31, 2020, our average tenant duration of stay was approximately 2.7 years, down slightly from 2.9 years, as of December 31, 2019.

Analysis of Combined Same-Store and Non Same-Store Cost of Operations

Combined same-store and non same-store cost of operations increased 1.9% or $16,705 for the three months ended December 31, 2020 versus the three months ended December 31, 2019, and increased 0.3% or $9,235 for the twelve months ended December 31, 2020 versus the twelve months ended December 31, 2019. The year over year increase in combined same-store and non same-store cost of operations was due primarily to increased store level expenses relating to marketing and employment.

Employment.  On-site store manager payroll expense increased 6.3% or $16,972 for the three months ended December 31, 2020 versus the three months ended December 31, 2019, and increased 4.6% or $48,381 for the twelve months ended December 31, 2020 as compared to the same period in 2019. The increase for the year ended December 31, 2019, was due primarily to an increase in the number of store level employees, and wage increases. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as district and regional managers.

Real Estate Property Tax.  Store property tax expense decreased 2.1% or $6,818 for the three months ended December 31, 2020 versus the three months ended December 31, 2019, and decreased 4.1% or $54,816 in the twelve months ended December 31, 2020 as compared to the same period in 2019. The decrease in property tax expense during the year ended 2020 versus 2019 is primarily due to the accrual in the twelve months ended December 31, 2019 of an unexpected increase of property tax expense invoiced in the first half of 2019 for the 2018 tax year. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail. We currently expect store property tax expenses to increase during 2021, primarily due to the phaseout of the Class 8 tax incentive granted to SSG Dolton LLC and higher assessed property values.

Administrative.  We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. Administrative expenses increased 15.5% or $21,981 in the three months ended December 31, 2020 as compared to the same period in 2019, and decreased 2.2% or $14,607 in the twelve months ended December 31, 2020 as compared to the same period in 2019. We experienced a decrease in administrative expenses for the year ended December 31, 2020 due primarily to lower repairs and maintenance and landscaping expense. Credit card fees increased for the year ended December 31, 2020 due to increased occupancy and a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in building a higher quality overall tenant base. We currently expect moderate increases in other direct store costs in 2021.

Repairs and maintenance expense increased 55.1% or $12,410 for the three months ended December 31, 2020 versus the three months ended December 31, 2019, and decreased 12.6% or $17,213 for the twelve months ended December 31, 2020 as compared to the same period in 2019. Contributing to the decrease in repair and maintenance expense for the year ended December 31, 2020, is certain one-time repairs completed during the year ended 2019, which were partially offset by certain one-time repairs completed during the last three months of 2020.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utility expense increased 2.5% or $1,177 for the three months ended December 31, 2020 versus the three months ended December 31, 2019, and increased 0.0% or $88 for the twelve months ended December 31, 2020 as compared to the same period in 2019 primarily due to temperature and weather-related conditions. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in slightly higher net utility costs in 2021.

Landscaping expenses, which include snow removal costs, increased 2.0% or $610 for the three months ended December 31, 2020 versus the three months ended December 31, 2019, and decreased 15.0% or $19,011 in the twelve months ended December 31, 2020 compared to the same period in 2019 primarily due to increased landscaping expense, including the landscaping expense attributable to our property in West Henrietta, NY acquired in November 2019. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in 2021, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing.  Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 17.3% or $10,867 for the three months ended December 31, 2020 versus the three months ended December 31, 2019, and increased 22.0% or $53,684 for the twelve months ended December 31, 2020 as compared to the same period in 2019 primarily due to increased internet advertising and promotion expense for our property in West Henrietta, NY acquired in November 2019. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase in 2021.

General. Other direct store costs include general expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. General expenses decreased 36.4% or $23,141 in the three months ended December 31, 2020 as compared to the same period in 2019, and decreased 5.8% or $15,369 in the twelve months ended December 31, 2020 as compared to the same period in 2019, primarily due to decreased expenses for travel and IT maintenance and support.

Property Tax Expenses at Dolton, IL

Late in the third quarter of 2017, our Dolton, IL property was reassessed by the municipality and separately, our Class 8 tax incentive renewal hearing was held. As a result of those two events, our Dolton, IL property was reassessed at approximately 52% higher and the Class 8 tax incentive was not renewed. These events were applied retroactively to take effect on January 1, 2017. The combined impact was an increase in property tax expenses from $105,000 during 2016 to $210,000 during 2017, $240,000 during 2018, $344,000 during 2019, and $399,000 during 2020. The Class 8 tax incentive phases out over the years 2017, 2018, 2019 and 2020. We currently expect the property tax expenses at our Dolton, IL property to increase by approximately 20% in 2021. Both the property tax reassessment and our Class 8 tax incentive renewal status are currently under appeal. However, there is no guarantee that either the assessment will be reduced or our Class 8 tax incentive status will be reinstated.

Analysis of Global Self Storage Funds from Operations (“FFO”) and Funds from Operations as Adjusted (“AFFO”)

The following tables present a reconciliation and computation of net income to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share (unaudited):

	Three Months	Three Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Net income	$315,785	$16,718	$274,341	$590,619
Eliminate items excluded from FFO:
Unrealized (gain) loss on marketable equity securities	(127,737)	161,397	(155,139)	(193,705)
Depreciation and amortization	461,859	382,821	1,989,761	1,438,908
FFO attributable to common stockholders	649,907	560,936	2,108,963	1,835,822
Adjustments:
Compensation expense related to stock-based awards	26,273	(32,331)	126,035	102,989
Business development, capital raising, and property acquisition costs	470	28,443	10,998	124,428
AFFO attributable to common stockholders	$676,650	$557,048	$2,245,996	$2,063,239

Earnings per share attributable to common stockholders - basic	$0.03	$0.00	$0.03	$0.08
Earnings per share attributable to common stockholders - diluted	$0.03	$0.00	$0.03	$0.08
FFO per share - diluted	$0.07	$0.07	$0.23	$0.24
AFFO per share - diluted	$0.07	$0.07	$0.24	$0.27

Weighted average shares outstanding - basic	9,284,634	7,879,132	9,273,554	7,699,966
Weighted average shares outstanding - diluted	9,294,516	7,886,098	9,282,687	7,702,117

Analysis of Global Self Storage Store Expansions

In addition to actively reviewing a number of store and portfolio acquisition candidates, we have been working to further develop and expand our current stores. In the year ending December 31, 2020, we completed three expansion / conversion projects at our properties located in Millbrook, NY, McCordsville, IN, and West Henrietta, NY.

In 2019, the Company broke ground on the Millbrook, NY expansion, which, upon completion in February 2020, added approximately 11,800 leasable square feet of all-climate-controlled units. Upon completion in February 2020 of the Millbrook, NY store expansion project, its area occupancy dropped from approximately 88.6% to approximately 45.5%. Lease-up of the Millbrook, NY expansion has gone faster than expected. As of December 31, 2020, the Millbrook, NY store’s total area occupancy stood at 96.1% and as of February 28, 2021 total area occupancy was 97.5%.

In the first quarter of 2020, the Company began reviewing plans to convert certain commercially-leased space to all-climate-controlled units at the McCordsville, IN property. In April 2020, the Company commenced such conversion, which was completed in June 2020, resulting in a new total of 535 units and 76,360 leasable square feet at the McCordsville, IN property. Upon completion in June 2020 of the McCordsville, IN store conversion project, its total area occupancy dropped from what would have been approximately 97.4% to approximately 79.1%. As of December 31, 2020, the McCordsville, IN store’s total area occupancy stood at 90.3% and as of February 28, 2021 total area occupancy was 91.2%.

Our West Henrietta, NY store expansion project, completed in August 2020, added approximately 7,300 leasable square feet of drive-up storage units.  Upon completion of the expansion project the West Henrietta, NY store’s total area occupancy dropped from approximately 89.6% to approximately 77.9%. As of December 31, 2020, the West Henrietta, NY store’s total area occupancy stood at 86.2% and as of February 28, 2021 total area occupancy was 85.4%. There is no guarantee that we will experience demand for the newly added West Henrietta, NY expansion or that we will be able to successfully lease-up the expansion to the occupancy level of our other properties.

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains on the Company’s investment in marketable equity securities for the twelve months ended December 31, 2020 and December 31, 2019 were $155,139 and $193,705, respectively. There were no realized gains for the sale of marketable equity securities during 2020 or 2019. In accordance with the adoption of ASU 2016-01, as of January 1, 2018, the Company recognizes changes in the fair value of its investments in equity securities with readily determinable fair values in net income. Previously, changes in fair value of the Company’s investments in equity securities were recognized in accumulated other comprehensive income on the Company’s consolidated balance sheets. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we plan to liquidate our investment in marketable equity securities and potentially realize gains or losses. As of December 31, 2020, our unrealized gain on marketable equity securities was $1,160,964. There were no realized gains or losses for the twelve months ended December 31, 2020 and December 31, 2019, respectively.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on this assessment, our management believes that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

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

The information regarding our executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2020.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

Item 11.	Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and trustee independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

Item 14.	Principal Accounting Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

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

X

10.6	Global Self Storage, Inc. 2017 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2017 and incorporated herein by reference)	X

10.7	Form of Restricted Share Award Agreement (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on March 28, 2018 and incorporated herein by reference)	X

10.8	Form of Performance Share Award Agreement		X

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

X

21.1	Subsidiaries of the Company		X

23.1	Consent of RSM US LLP for Global Self Storage, Inc.		X

24.1	Powers of Attorney (included as part of the signature pages hereto)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101.

The following materials from Global Self Storage, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, are formatted in XBRL (eXtensible Business Reporting Language): (1) consolidated balance sheets; (2) consolidated statements of operations; (3) consolidated statements of comprehensive income (loss); (4) consolidated statement of changes in equity; (5) consolidated statements of cash flows; (6) notes to consolidated financial statements; and (7) financial statement schedule III.

X

Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: March 31, 2021	/s/ Mark C. Winmill
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

Date: March 31, 2021	/s/ Mark C. Winmill
By: Mark C. Winmill
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 31, 2021	/s/ Thomas O’Malley
By: Thomas O’Malley
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2021	/s/ Thomas B. Winmill
By: Thomas B. Winmill
Director

Date: March 31, 2021	/s/ Russell E. Burke III
By: Russell E. Burke III
Director

Date: March 31, 2021	/s/ George B. Langa
By: George B. Langa
Director

Date: March 31, 2021	/s/ William C. Zachary
By: William C. Zachary
Director

Global Self Storage, Inc.

Financial Statements`

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Global Self Storage, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Self Storage, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ RSM US LLP

We have served as the Company's auditor since 2019.

Stamford, Connecticut

March 31, 2021

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
Assets
Real estate assets, net	$59,768,533	$59,752,153
Cash and cash equivalents	1,614,771	3,990,160
Restricted cash	340,672	263,405
Investments in securities	1,916,451	1,761,312
Accounts receivable	106,521	164,078
Prepaid expenses and other assets	351,764	325,450
Line of credit issuance costs, net	152,542	311,869
Intangible assets, net	—	398,795
Goodwill	694,121	694,121
Total assets	$64,945,375	$67,661,343
Liabilities and equity
Note payable, net	$18,389,176	$18,839,787
Line of credit borrowing	5,144,000	4,914,000
Accounts payable and accrued expenses	1,373,308	1,841,640
Total liabilities	24,906,484	25,595,427
Commitments and contingencies
Equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized, 9,343,118 and 9,330,297 issued and outstanding at December 31, 2020 and 2019, respectively	93,431	93,303
Additional paid in capital	40,455,409	40,329,502
Accumulated comprehensive income	—	—
(Accumulated deficit) Retained earnings	(509,949)	1,643,111
Total equity	40,038,891	42,065,916
Total liabilities and equity	$64,945,375	$67,661,343

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Revenues
Rental income	$8,789,548	$8,371,292
Other property related income	337,166	283,570
Management fees and other income	69,810	13,460

Total revenues	9,196,524	8,668,322

Expenses
Property operations	3,586,593	3,577,358
General and administrative	2,388,960	2,126,804
Depreciation and amortization	1,989,761	1,438,908
Business development	10,998	124,428

Total expenses	7,976,312	7,267,498

Operating income	1,220,212	1,400,824

Other income (expense)
Dividend and interest income	79,331	71,666
Unrealized gain on marketable equity securities	155,139	193,705
Interest expense	(1,180,341)	(1,075,576)

Total other income (expense), net	(945,871)	(810,205)

Net income and comprehensive income	$274,341	$590,619
Earnings per share
Basic	$0.03	$0.08
Diluted	$0.03	$0.08
Weighted average shares outstanding
Basic	9,273,554	7,699,966
Diluted	9,282,687	7,702,117

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				(Accumulated Deficit)	Total
	Common Stock		Paid in	Retained	Stockholders'
	Shares	Par Value	Capital	Earnings	Equity
Balance at December 31, 2018	7,692,624	$76,926	$33,961,903	$3,167,047	$37,205,876
Restricted stock grants issued	41,343	414	(414)	—	—
Restricted stock grant forfeitures	(4,961)	(50)	50	—	—
Issuance of common stock under rights offering, net of expenses	1,601,291	16,013	6,264,974	—	6,280,987
Stock-based compensation	—	—	102,989	—	102,989
Net income	—	—	—	590,619	590,619
Dividends	—	—	—	(2,114,555)	(2,114,555)
Balance at December 31, 2019	9,330,297	93,303	40,329,502	1,643,111	42,065,916
Restricted stock grants issued	12,821	128	(128)	—	—
Stock-based compensation	—	—	126,035	—	126,035
Net income	—	—	—	274,341	274,341
Dividends	—	—	—	(2,427,401)	(2,427,401)
Balance at December 31, 2020	9,343,118	$93,431	$40,455,409	$(509,949)	$40,038,891

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Cash flows from operating activities
Net income	$274,341	$590,619
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,989,761	1,438,908
Unrealized gain on marketable equity securities	(155,139)	(193,705)
Amortization of loan procurement costs	199,797	200,819
Stock-based compensation	126,035	102,989
Changes in operating assets and liabilities:
Accounts receivable	57,557	(96,474)
Prepaid expenses and other assets	(26,314)	(37,436)
Accounts payable and accrued expenses	(468,710)	(298,390)
Net cash provided by operating activities	1,997,328	1,707,330
Cash flows from investing activities
Construction	(1,404,269)	(1,437,419)
Improvements and equipment additions	(203,077)	(58,186)
Acquisition of self storage properties	—	(6,287,082)
Net cash used in investing activities	(1,607,346)	(7,782,687)
Cash flows from financing activities
Line of credit borrowing	230,000	4,914,000
Principal payments on note payable	(491,081)	(470,955)
Issuance of common stock under rights offering, net of expenses	—	6,280,987
Dividends paid	(2,427,023)	(2,107,376)
Net cash (used in) provided by financing activities	(2,688,104)	8,616,656
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,298,122)	2,541,299
Cash, cash equivalents, and restricted cash, beginning of period	4,253,565	1,712,266
Cash, cash equivalents, and restricted cash, end of period	$1,955,443	$4,253,565
Supplemental cash flow and noncash information
Cash paid for interest	$996,904	$821,434
Supplemental disclosure of noncash activities:
Dividends payable	$358	$7,179

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

The carrying amount reported on the balance sheet for cash, cash equivalents, and restricted cash approximates fair value

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$1,614,771	$3,990,160
Restricted cash	340,672	263,405
Total cash, cash equivalents, and restricted cash as shown in our consolidated statements of cash flows	$1,955,443	$4,253,565

Income Taxes

The Company has elected to be treated as a REIT under the IRC. In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, it would be subject to federal income tax. In management’s opinion, the requirements to maintain these elections are being met. The Company is subject to certain state and local taxes.

The Company has elected to treat its corporate subsidiary, SSG TRS LLC, as a taxable REIT subsidiary (“TRS”). In general, the Company’s TRS may perform additional services for tenants and may engage in any real estate or non-real estate related business. A TRS is subject to federal and state and local corporate income tax.

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

Marketable Equity Securities

Investments in equity securities that have readily determinable fair values are measured at fair value. Gains or losses from changes in the fair value of equity securities are recorded in net income, until the investment is sold or otherwise disposed. The specific identification method is used to determine the realized gain or loss on investments sold or otherwise disposed.

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

Repairs and maintenance costs are charged to expense as incurred. Major replacements and betterments that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 39 years.

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

Evaluation of Asset Impairment

The Company evaluates its real estate assets and intangible assets consisting of in-place leases for indicators of impairment. If there are indicators of impairment and we determine that the asset is not recoverable from future undiscounted cash flows to be received through the asset’s remaining life (or, if earlier, the expected disposal date), we record an impairment charge to the extent the carrying amount exceeds the asset’s estimated fair value or net proceeds from expected disposal.

The Company evaluates goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value may be less that carrying amounts. If it is determined that the carrying amount of goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value, an impairment charge is recorded. There were no indicators of impairment to goodwill, real estate assets, and intangible assets and no impairment charges were recorded during 2020 or 2019.

Stock-based Compensation

The measurement and recognition of compensation expense for all stock-based compensation awards to employees are based on estimated fair values. Awards granted are measured at fair value and any compensation expense is recognized over the service periods of each award. For awards granted which contain a graded vesting schedule and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award. For awards granted for which vesting is subject to a performance condition, compensation cost is recognized over the requisite service period if and when the Company concludes it is probable that the performance condition will be achieved.

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

3. REAL ESTATE ASSETS

The carry value of the Company’s real estate assets is summarized as follows:

	December 31, 2020	December 31, 2019
Land	$6,122,065	$6,122,065
Buildings, improvements, and equipment	60,317,918	57,178,338
Construction in progress	—	1,532,235
Self storage properties	66,439,983	64,832,638
Less: Accumulated depreciation	(6,671,450)	(5,080,485)
Real estate assets, net	$59,768,533	$59,752,153

In 2019, the Company broke ground on the Millbrook, NY expansion, which, upon completion in February 2020, added approximately 16,500 of gross square feet of all-climate-controlled units. As of December 31, 2020 and 2019, development costs for this project have been capitalized and are reflected in real estate assets, net on the Company’s consolidated balance sheets.

In November 2019, the Company acquired a self storage property. The acquisition of the property was accounted for as an asset acquisition. The cost of the property, including closing costs, was assigned to land, buildings, equipment, and in-place customer leases based on their relative fair values.

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

The Company measures the fair value of in-place customer lease intangible assets based on the Company’s experience with customer turnover and the estimated cost to replace the in-place leases. The Company amortizes in-place customer leases on a straight-line basis over 12 months (the estimated future benefit period). Amortization expense related to in-place customer leases was $398,795 and $14,643 for the years ended December 31, 2020 and

2019, respectively.

During the year ended December 31, 2020, the Company did not make any acquisitions.

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consisted of the following:

		Gross Unrealized
December 31, 2020	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,160,964	$—	$1,916,451
Total investment in marketable equity securities	$755,487	$1,160,964	$—	$1,916,451

		Gross Unrealized
December 31, 2019	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,005,825	$—	$1,761,312
Total investment in marketable equity securities	$755,487	$1,005,825	$—	$1,761,312

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2020 and December 31, 2019:

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,916,451	$—	$—	$1,916,451
Interest rate cap	—	4	—	4
Total assets at fair value	$1,916,451	$4	$—	$1,916,455

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,761,312	$—	$—	$1,761,312
Interest rate cap	—	51	—	51
Total assets at fair value	$1,761,312	$51	$—	$1,761,363

There were no assets transferred from level 1 to level 2 as of December 31, 2019 or December 31, 2018. The Company did not have any assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of December 31, 2020 or December 31, 2019.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their respective carrying values as of December 31, 2020 and 2019. The aggregate estimated fair value of the Company’s debt was $24,596,649 and $24,474,174 as of December 31, 2020 and 2019, respectively.  These estimates were based on market interest rates for comparable obligations, general market conditions and maturity.

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

The following table summarizes the terms of the Company’s derivative financial instrument as of December 31, 2020:

	Notional Amount			Effective	Maturity
Product	December 31, 2020	December 31, 2019	Strike	Date	Date
Cap Agreement	$7,500,000	$7,500,000	3.50% - 4.00%	12/24/2018	12/20/2021

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

The Loan Documents require the Secured Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Lender may accelerate amounts outstanding under the Loan Documents upon the occurrence of an Event of Default (as defined in the Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. As of December 31, 2020 and 2019, the Company was in compliance with these covenants.

The Company incurred loan procurement costs of $646,246 and such costs have been recorded net of the note payable on the consolidated balance sheets. The costs are amortized over the term of the loan using the effective interest method and are recorded as an adjustment to interest expense. The Company recorded amortization expense of $40,470 and $41,492 for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019 the carrying value of the Company’s note payable is summarized as follows:

Note Payable	December 31, 2020	December 31, 2019
Principal balance outstanding	$18,847,475	$19,338,556
Less: Loan procurement costs, net	(458,299)	(498,769)
Total note payable, net	$18,389,176	$18,839,787

As of December 31, 2020, the note payable was secured by certain of its self storage properties with an aggregate net book value of approximately $25.9 million. The following table represents the future principal payment requirements on the note payable as of December 31, 2020:

2021	$513,857
2022	535,816
2023	558,714
2024	582,591
2025	607,488
2026 and thereafter	16,049,009
Total principal payments	$18,847,475

Revolving Line of Credit

On December 20, 2018, certain wholly owned subsidiaries (the “Subsidiaries”) of the Company entered into a revolving credit loan agreement (the “Agreement”) between the Subsidiaries and TCF National Bank (the “Lender”). Under the Agreement, the Subsidiaries are borrowing from the Lender in the principal amount of up to $10 million pursuant to a promissory note (the “Note”). The Note bears an interest rate equal to 3.00% over the One Month U.S. Dollar London Inter-Bank Offered Rate and is due to mature on December 20, 2021. The obligations under the Agreement are secured by certain real estate assets owned by the Subsidiaries. The Company is considering, among other things, refinancing or finding a suitable replacement for the revolving line of credit in light of its upcoming maturity.

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

The Company incurred issuance costs of $477,981 and such costs are amortized as an adjustment to interest expense over the term of the loan. The Company recorded amortization expense of $159,327 and $159,327 for the years ended December 31, 2020 and 2019, respectively. The outstanding loan balance under the Revolver was $5,144,000 and $4,914,000 as of December 31, 2020 and 2019, respectively.

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

           Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s secured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives.  The Company had right-of-use assets and lease liabilities related to its operating leases of $24,972 and $24,972 and $37,700 and $37,700, respectively, as of December 31, 2020 and 2019, respectively. Such amounts are included in Other assets, net and Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets, respectively. As of December 31, 2020, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were approximately 2 years and 4.78%, respectively.

The future minimum lease payments under the automobile lease are $14,254 and $11,878 for the years ending December 31, 2021 and 2022, respectively.

9. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2020	2019
Net income	$274,341	$590,619
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	9,273,554	7,699,966
Net effect of dilutive unvested restricted stock awards included for treasury stock method	9,133	2,151
Average number of common shares outstanding - diluted	9,282,687	7,702,117
Earnings per common share
Basic	$0.03	$0.08
Diluted	$0.03	$0.08

Common stock dividends paid in cash totaled $2,427,401 ($0.26 per share) and $2,107,376 ($0.26 per share) for the years ended December 31, 2020 and 2019, respectively.

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation (“Bexil”), Tuxis Corporation (“Tuxis”), and their affiliates (collectively with the Company, the “Affiliates”). As of December 31, 2020, certain of the Affiliates owned approximately 7.9% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the IRC and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. Rent expense of concurrently used office space and overhead expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the IRC. The aggregate rent and overhead accrued and paid by the Company to Winco for the years ended December 31, 2020 and 2019 was $73,823 and $77,850, respectively. The Company had reimbursements payable to MMC and Winco for compensation and benefits and rent and overhead of $18,902 and $19,096 as of December 31, 2020 and 2019, respectively.

The Company currently reimburses monthly automobile expenses of $1,000 per month to its President, Mark C. Winmill. To the extent that the monthly payment under the Company’s automobile lease exceeds the current monthly reimbursement amount, Mr. Winmill voluntarily reimburses the Company for the excess amount. In this regard, Mr. Winmill has reimbursed the Company $2,254 and $3,228 for the years ended December 31, 2020 and 2019, respectively.

The Company leases office space and storage to certain Affiliates under rental agreements. The terms of occupancy are month to month and automatically renew unless terminated by either party on ten days’ written notice. The Company earned rental income pursuant to such agreements of $9,204 and $9,204 for the years ended December 31, 2020 and 2019, respectively.

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

For the year ended December 31, 2020, there has been no material impact to the Company’s operations or cash flows due to the PPP Note. If and when the PPP Note is, in part or wholly forgiven, and legal release is received, the Company expects to record a gain in an amount proportionate to its share of payroll costs and other eligible expenses incurred during the Covered Period. The Company expects the loan forgiveness to reduce such expenses and reduce related reimbursements to MMC and Winco accordingly.

11. CAPITAL STOCK

As of December 31, 2020, the Company was authorized to issue 450,000,000 shares of $0.01 par value common stock of which 9,343,118 had been issued and was outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, authorized, of which none has been issued.

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

On March 26, 2020, the Company approved restricted stock awards under the Plan to certain of its officers and employees in the aggregate amount of 25,905 shares, of which 10,880 shares are time-based grants and 15,025 shares are performance-based grants. During 2019, Company approved restricted stock awards under the Plan to certain of its officers and employees in the aggregate amount of 28,755 shares, of which 13,730 shares are time-

based grants and 15,025 shares are performance-based grants. The Company recorded $126,035 and $102,989 of expense in general and administrative expense in its statement of operations related to restricted stock awards for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, there was $131,119 and $76,771 of unrecognized compensation expense related to unvested time-based and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted—average period of 1.9 years and 2.3 years for time-based and performance-based awards, respectively. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

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

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Stock	Fair Value
Unvested at December 31, 2019	39,932	$4.31
Granted	10,880	$3.58
Vested	(18,582)	$4.26
Unvested at December 31, 2020	32,230	$4.10

Performance-Based Restricted Stock Grants

Performance-based restricted stock grants vest based on continued employment and the achievement of certain Funds from Operations, as adjusted (“AFFO”) and same store revenue growth (“SSRG”) goals by the Company during 2020. Between 0% and 200% of these shares will be earned based on achievement of the AFFO and SSRG goals in 2020, and the shares which are earned will remain subject to quarterly vesting during the remaining four-year time vesting period. Dividends paid by the Company prior to the determination of how many shares are earned will be retained by the Company and released only with respect to earned shares. If a Change in Control (as defined in the Plan) occurs during 2020, the number of shares earned will equal the greater of the number of shares granted and the number of shares which would have been earned based on the AFFO and SSRG through the date of the Change in Control. If following a Change in Control, a grantee is terminated by the Company without Cause or by the grantee with Good Reason (as each is defined in the Plan), all unvested restricted stock will fully vest. Performance-based restricted stock earned during 2020 and 2019 were 1,941 shares and 15,025 shares, respectively.

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-based Stock Grants	Stock	Fair Value
Unvested at December 31, 2019	27,739	$4.21
Granted	1,941	$3.58
Vested	(11,028)	$4.23
Unvested at December 31, 2020	18,652	$4.13

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

14. RISKS AND UNCERTANTIES

COVID-19

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

Credit Risk

Credit risk - Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and certain portions of accounts receivable including rents receivable from our tenants. Cash and cash equivalents are on deposit with highly rated commercial banks.

15. SUBSEQUENT EVENTS

On March 25, 2021, the Company approved restricted share awards under the Plan to certain of its officers and employees in the aggregate amount of 74,955 shares, of which 15,025 shares are performance-based grants and the remainder of the shares are time-based grants. Between 0% and 200% of these shares will be earned based on achievement of the AFFO and SSRG goals in 2021, and the shares which are earned will remain subject to quarterly vesting during the remaining four-year time vesting period. Dividends paid by the Company prior to the determination of how many shares are earned will be retained by the Company and released only with respect to earned shares. If a Change in Control (as defined in the Plan) occurs during 2021, the number of shares earned will equal the greater of the number of shares granted and the number of shares which would have been earned based on the AFFO and SSRG through the date of the Change in Control. If following a Change in Control, a grantee is terminated by the Company without Cause or by the grantee with Good Reason (as each is defined in the Plan), all unvested restricted shares will fully vest.

On March 1, 2021, the Company declared a cash dividend of $0.065 per common share payable on March 31, 2021 to stockholders of record as of March 15, 2021.

GLOBAL SELF STORAGE, INC.

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

December 31, 2020

			Initial cost			Gross Carrying Amount at December 31, 2020
Description	Square Footage		Land	Buildings & Improvements	Costs Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation
Clinton, CT (B)	30,408		$356,040	$3,108,285	$14,197	$356,040	$3,122,482	$3,478,522	$309,989
Bolingbrook, IL (A)	113,700		633,914	5,491,409	2,456,374	633,914	7,947,783	8,581,697	1,006,053
Dolton, IL (A)	86,590		614,413	5,227,313	9,611	614,413	5,236,924	5,851,337	696,926
McCordsville, IN (B)	76,360		770,000	6,776,000	474,336	770,000	7,250,336	8,020,336	732,035
Merrillville, IN (A)	80,570		597,229	5,104,011	464,324	597,229	5,568,335	6,165,564	712,701
Millbrook, NY (B)	24,472		423,960	2,900,895	2,343,125	423,960	5,244,020	5,667,980	330,581
Rochester, NY (A)	68,126		571,583	5,227,630	22,503	571,583	5,250,133	5,821,716	656,730
Lima, OH (B)	98,055		530,000	4,664,000	112,915	530,000	4,776,915	5,306,915	514,747
Sadsburyville, PA (A)	78,857		462,749	5,146,579	28,362	462,749	5,174,941	5,637,690	687,125
Summerville, SC (A)	76,560	(1)	345,160	2,989,159	8,400	345,160	2,997,559	3,342,719	379,348
Summerville, SC (A)	42,760	(2)	188,766	1,605,405	14,725	188,766	1,620,130	1,808,896	205,853
West Henrietta, NY (B)	55,550		628,251	5,229,481	262,333	628,251	5,229,481	5,857,732	32,148
	832,008		$6,122,065	$53,470,167	$6,211,205	$6,122,065	$59,419,039	$65,541,104	$6,264,236

(A)	This property is held as collateral under the Loan Agreement with an outstanding balance of $18,847,475 as of December 31, 2020.
(B)	This property is held as collateral under the Revolver with an outstanding balance of $5,144,000 as of December 31, 2020
(1)	SSG Summerville I LLC.
(2)	SSG Summerville II LLC

Activity in storage properties during the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Storage properties *
Balance at beginning of period	$64,832,638	$57,467,957
Acquisitions and improvements	1,607,345	7,364,681
Balance at end of period	66,439,983	64,832,638

Accumulated depreciation
Balance at beginning of period	(5,080,485)	(3,656,220)
Depreciation expense	(1,590,965)	(1,424,265)
Balance at end of period	(6,671,450)	(5,080,485)
Storage properties, net	$59,768,533	$59,752,153

*	These amounts include equipment that is housed at the Company’s properties and construction in progress which is excluded from Schedule III above.

As of December 31, 2020, the aggregate cost of real estate for U.S. federal income tax purposes was $63,788,287.