Form 10-Q
period 2021-03-31
Global Self Storage, Inc.
filed 2021-05-13
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 19, 2021 was 9,419,393.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. One of the most significant factors is the ongoing impact of the novel coronavirus (“COVID-19”) pandemic on the economy, the self storage industry and the broader financial markets. The Company is unable to predict whether the continuing effects of the COVID-19 pandemic will trigger a further economic slowdown and to what extent the Company will experience disruptions related to the COVID-19 pandemic. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally, uncertainty regarding the effectiveness of federal, state and local governments' efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity, including the timing of the successful distribution of an effective vaccine. The outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below and the risks described in “Item 1A. Risk Factors” included in our most recent annual report on Form 10-K and in this quarterly report and in our subsequent filings with the Securities and Exchange Commission (the “SEC”). Such factors include, but are not limited to:

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

•	risk of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with challenges to intercompany transactions with our taxable REIT subsidiaries;
•	changes in federal or state tax laws related to the taxation of REITs, which could impact our status as a REIT;

•	increases in taxes, fees and assessments from state and local jurisdictions;
•	security breaches or a failure of our networks, systems or technology;
•	our ability to obtain and maintain financing arrangements on favorable terms;
•	market trends in our industry, interest rates, the debt and lending markets or the general economy;
•	the timing of acquisitions and our ability to execute on our acquisition pipeline;
•	general volatility of the securities markets in which we participate;
•	changes in the value of our assets;
•	changes in interest rates and the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•	our ability to continue to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;
•	availability of qualified personnel;
•	difficulties in raising capital at a reasonable cost;
•	fiscal policies or inaction at the U.S. federal government level, which may lead to federal government shutdowns or negative impacts on the U.S economy;
•	estimates relating to our ability to make distributions to our stockholders in the future;
•	our ability to receive forgiveness for our proportionate share of the Paycheck Protection Program loan; and
•	economic uncertainty due to the impact of terrorism, infectious or contagious diseases or pandemics, or war.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Real estate assets, net	$59,404,953	$59,768,533
Cash and cash equivalents	1,496,071	1,614,771
Restricted cash	359,963	340,672
Investments in securities	2,131,187	1,916,451
Accounts receivable	78,519	106,521
Prepaid expenses and other assets	441,896	351,764
Line of credit issuance costs, net	112,711	152,542
Goodwill	694,121	694,121
Total assets	$64,719,421	$64,945,375
Liabilities and equity
Note payable, net	$18,273,114	$18,389,176
Line of credit borrowing	5,144,000	5,144,000
Accounts payable and accrued expenses	1,427,766	1,373,308
Total liabilities	24,844,880	24,906,484
Commitments and contingencies
Equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized, 9,406,593 and 9,343,118 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	94,066	93,431
Additional paid in capital	40,486,480	40,455,409
Accumulated deficit	(706,005)	(509,949)
Total equity	39,874,541	40,038,891
Total liabilities and equity	$64,719,421	$64,945,375

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenues
Rental income	$2,333,238	$2,150,240
Other property related income	90,753	71,960
Management fees and other income	18,197	17,344
Total revenues	2,442,188	2,239,544
Expenses
Property operations	994,023	916,080
General and administrative	578,617	682,623
Depreciation and amortization	405,615	515,937
Business development	—	9,240
Total expenses	1,978,255	2,123,880
Operating income	463,933	115,664
Other income (expense)
Dividend and interest income	18,070	24,100
Unrealized gain (loss) on marketable equity securities	214,736	(190,405)
Interest expense	(285,492)	(305,783)
Total other (expense), net	(52,686)	(472,088)
Net income (loss) and comprehensive income (loss)	$411,247	$(356,424)
Earnings per share
Basic	$0.04	$(0.04)
Diluted	$0.04	$(0.04)
Weighted average shares outstanding
Basic	9,292,488	9,262,811
Diluted	9,309,287	9,262,811

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

					Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2020	9,343,118	$93,431	$40,455,409	$(509,949)	$40,038,891
Restricted stock grants issued	63,475	635	(635)	—	—
Stock-based compensation	—	—	31,706	—	31,706
Net income	—	—	—	411,247	411,247
Dividends	—	—	—	(607,303)	(607,303)
Balances at March 31, 2021	9,406,593	$94,066	$40,486,480	$(706,005)	$39,874,541

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

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$411,247	$(356,424)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	405,615	515,937
Unrealized (gain) loss on marketable equity securities	(214,736)	190,405
Amortization of loan procurement costs	49,784	50,047
Stock-based compensation	31,706	29,162
Changes in operating assets and liabilities:
Accounts receivable	28,002	55,423
Prepaid expenses and other assets	(90,132)	(84,099)
Accounts payable and accrued expenses	54,332	224,911
Net cash provided by operating activities	675,818	625,362
Cash flows from investing activities
Construction	-	(746,487)
Improvements and equipment additions	(42,035)	(53,643)
Net cash used in investing activities	(42,035)	(800,130)
Cash flows from financing activities
Principal payments on note payable	(126,015)	(120,850)
Dividends paid	(607,177)	(605,492)
Net cash used in financing activities	(733,192)	(726,342)
Net decrease in cash, cash equivalents, and restricted cash	(99,409)	(901,110)
Cash, cash equivalents, and restricted cash, beginning of period	1,955,443	4,263,565
Cash, cash equivalents, and restricted cash, end of period	$1,856,034	$3,362,455
Supplemental cash flow and noncash information
Cash paid for interest	$237,477	$267,132
Supplemental disclosure of noncash activities:
Dividends payable	$126	$1,795

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION

Global Self Storage, Inc. (the “Company,” “we,” “our,” “us”) is a self-administered and self-managed Maryland real estate investment trust (“REIT”) that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. As of March 31, 2021, through its wholly owned subsidiaries, the Company owned and/or managed 13 self-storage properties in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company operates primarily in one segment: rental operations.

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

The accompanying unaudited consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with GAAP for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our unaudited consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$1,496,071	$1,614,771
Restricted cash	359,963	340,672
Total cash, cash equivalents, and restricted cash as shown in our unaudited consolidated statements of cash flows	$1,856,034	$1,955,443

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

Derivative Financial Instruments

The Company carries all derivative financial instruments on the balance sheet at fair value. Fair value of derivatives is determined by reference to observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship. The Company’s use of derivative instruments has been limited to an interest rate cap agreement. The fair values of derivative instruments are included in prepaid expenses and other assets in the accompanying balance sheets. For derivative instruments not designated as cash flow hedges, the unrealized gains and losses are included in interest expense in the accompanying statements of operations. For derivatives designated as cash flow hedges, the effective portion of the changes in the fair value of the derivatives is initially reported in accumulated other comprehensive income (loss) in the Company’s balance sheets and subsequently reclassified into earnings when the hedged transaction affects earnings. The valuation analysis of the interest rate cap reflects the contractual terms of derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves

Accounts Payable and Accrued Expenses

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

The Company evaluates goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value may be less that carrying amounts. If it is determined that the carrying amount of goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value, an impairment charge is recorded. There were no indicators of impairment to goodwill, real estate assets, and intangible assets as of March 31, 2021, and no impairment charges were recorded during for any periods presented herin.

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

Loan Procurement Costs

Loan procurement costs, net are presented as a direct deduction from the carrying amount of the related debt liability and are amortized using the effective interest method. If there is not an associated debt liability recorded on the consolidated balance sheets, the costs are recorded as an asset net of accumulated amortization. Loan procurement costs associated with the Company's revolving credit facility remain in Line of credit issuance costs, net of amortization on the Company's consolidated balance sheets. The costs associated with the line of credit are amortized using the straight-line method over the estimated life of the related debt.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

Recently Issued Accounting Standards

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

3. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows

	March 31, 2021	December 31, 2020
Land	$6,122,065	$6,122,065
Buildings, improvements, and equipment	60,359,953	60,317,918
Self storage properties	66,482,018	66,439,983
Less: Accumulated depreciation	(7,077,065)	(6,671,450)
Real estate assets, net	$59,404,953	$59,768,533

During 2020, the Company:

•	completed the conversion of certain commercially-leased space to all-climate-controlled units at McCordsville, IN which added approximately 13,713 leasable square feet to the property;

•	completed the expansion at Millbrook, NY which added approximately 11,800 of leasable square feet of all-climate-controlled units to the property; and

•	completed the expansion at West Henrietta, NY, which added approximately 7,300 leasable square feet of drive-up storage units to the property.

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consisted of the following:

		Gross Unrealized
March 31, 2021	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,375,700	$—	$2,131,187
Total investment in marketable equity securities	$755,487	$1,375,700	$—	$2,131,187

		Gross Unrealized
December 31, 2020	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,160,964	$—	$1,916,451
Total investment in marketable equity securities	$755,487	$1,160,964	$—	$1,916,451

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

March 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,131,187	$—	$—	$2,131,187
Interest rate cap derivative	—	1	—	1
Total assets at fair value	$2,131,187	$1	$—	$2,131,188

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,961,451	$—	$—	$1,961,451
Interest rate cap derivative	—	4	—	4
Total assets at fair value	$1,961,451	$4	$—	$1,961,455

There were no assets transferred from level 1 to level 2 as of March 31, 2021. The Company did not have any assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of March 31, 2021.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their respective carrying values as of March 31, 2021. The estimated fair value of the Company’s combined debt was approximately $24,867,929 as of March 31, 2021. This estimate was based on market interest rates for comparable obligations, general market conditions, and maturity.

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

The following table summarizes the terms of the Company’s derivative financial instrument:

	Notional Amount			Effective	Maturity
Product	March 31, 2021	December 31, 2020	Strike	Date	Date
Cap Agreement	$7,500,000	$7,500,000	3.50% - 4.00%	12/24/2018	12/20/2021

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

The Company incurred loan procurement costs of $646,246 and such costs have been recorded net of the note payable on the consolidated balance sheet and are amortized as an adjustment to interest expense over the term of the loan. The Company recorded amortization expense of $9,953 and $10,215 for the three months ended March 31, 2021 and 2020, respectively.

The carrying value of the Company’s note payable is summarized as follows:

Note Payable	March 31, 2021	December 31, 2020
Principal balance outstanding	$18,721,460	$18,847,475
Less: Loan procurement costs, net	(448,346)	(458,299)
Total note payable, net	$18,273,114	$18,389,176

As of March 31, 2021, the note payable was secured by certain of the Company’s stores with an aggregate net book value of approximately $25.8 million. The following table represents the future principal payment requirements on the note payable as of September 30, 2020:

2021 (9 months)	$429,700
2022	535,816
2023	558,714
2024	582,591
2025	607,488
2026 and thereafter	16,007,151
Total principal payments	$18,721,460

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

The Company incurred issuance costs of $477,981 and such costs are amortized as an adjustment to interest expense over the term of the loan. The Company recorded amortization expense of $39,832 and $39,832 for the three months ended March 31, 2021 and 2020, respectively. The outstanding loan balance under the Revolver was $5,144,000 and $5,144,000 as of March 31, 2021 and December 31, 2020, respectively.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s secured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. The Company had right-of-use assets and lease liabilities related to its operating leases of $21,694 and $21,694and $24,972 and $24,972, respectively, as of March 31, 2021 and December 31, 2020, respectively. Such amounts are included in Other assets, net and Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets, respectively. As of March 31, 2021, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were approximately 1.7 years and 4.78%, respectively.

The future minimum lease payments under the automobile lease are $10,690 for the nine months ending December 31, 2021, and $11,878 for the year ending December 31, 2022.

9. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2021	2020
Net income (loss)	$411,247	$(356,424)
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	9,292,488	9,262,811
Net effect of dilutive unvested restricted stock awards included for treasury stock method	16,799	—
Average number of common shares outstanding - diluted	9,309,287	9,262,811
Earnings per common share
Basic	$0.04	$(0.04)
Diluted	$0.04	$(0.04)

Common stock dividends totaled $607,177 ($0.065 per share) and $606,469 ($0.065 per share) for the three months ended March 31, 2021 and 2020, respectively

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and/or directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation (“Tuxis”), and/or their affiliates (collectively with the Company, the “Affiliates”). As of March 31, 2021, certain of the Affiliates and the Company’s directors and employees may be deemed to own approximately 8.5% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the IRC and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. Rent expense of concurrently used office space and overhead expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the IRC. The aggregate rent and overhead accrued and paid by the Company to Winco was $16,656 and $21,328 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company had reimbursements payable to MMC and Winco for compensation and benefits and rent and overhead of $26,147.

The Company currently reimburses monthly automobile expenses of $1,000 per month to its President, Mark C. Winmill. To the extent that the monthly payment under the Company’s automobile lease exceeds the current monthly reimbursement amount, Mr. Winmill voluntarily reimburses the Company for the excess amount. In this regard, Mr. Winmill has reimbursed  the Company $2,248 and $2,254 for the automobile payments paid and due in 2021 and 2020, respectively.

The Company leases office space and storage to certain Affiliates under rental agreements. The terms of occupancy are month to month and automatically renew unless terminated by either party on ten days’ written notice. The Company earned rental income of $2,301 and $2,001 for the three months ended March 31, 2021 and 2020, respectively.

On May 19, 2020, MMC (the “Borrower”) entered into a Paycheck Protection Program Term Note (“PPP Note”) with Customers Bank on behalf of itself and the Affiliates under the Paycheck Protection Program (the “Program”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Borrower received total proceeds of $486,602 from the PPP Note of which approximately $300,000 was attributable to the Company under the SBA’s loan determination formula. In accordance with the requirements of the CARES Act, the Affiliates used the proceeds from the PPP Note primarily for payroll and other eligible costs. Interest accrues on the PPP Note at the rate per annum of 1.00%. In March 2021, the Borrower has applied to Customers Bank for forgiveness of the amount due on the PPP Note which shall be an amount equal to the sum of payroll and other eligible costs incurred during the Covered Period, as defined, following disbursement under the PPP Note.

For the three months ended March 31, 2021 , there has been no material impact to the Company’s operations or cash flows due to the PPP Note. If and when the PPP Note is, in part or wholly forgiven, and legal release is received, the Company expects to record a gain in an amount proportionate to its share of payroll costs and other eligible expenses incurred during the Covered Period.

11. CAPITAL STOCK

As of March 31, 2021, the Company was authorized to issue 450,000,000 shares of $0.01 par value common stock of which 9,406,593 had been issued and was outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, authorized, of which none has been issued.

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

On March 25, 2021, the Company approved restricted stock awards under the Plan to certain of its officers and employees in the aggregate amount of 63,475 shares, of which 48,450 shares are time-based grants and 15,025 shares are performance-based grants. The Company recorded $31,706 and $29,162 for the three months ended March 31, 2021 and 2020, respectively, of expense in general and administrative expense in its statement of operations related to restricted stock awards. At March 31, 2021, there was $329,543 and $151,578 of unrecognized compensation expense related to unvested time-based and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted-average period of 3.2 and 2.8  years for time-based and performance-based awards, respectively. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

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

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Stock	Fair Value
Unvested at December 31, 2020	32,230	$4.09
Granted	48,450	$4.51
Vested	(4,814)	$4.23
Unvested at March 31, 2021	75,866	$4.35

Performance-Based Restricted Stock Grants

Performance-based restricted stock grants vest based on continued employment and the achievement of certain Funds from Operations, as adjusted (“AFFO”) and same store revenue growth (“SSRG”) goals by the Company during the year of the grant. Each of these performance components are weighted 50% and are measured over the performance cycle, which is defined as the year ending on December 31st in the year of the grant. At the end of the performance cycle, the financial performance components are reviewed to determine the number of shares actually earned, which can be as low as 0% of shares granted and up to a maximum of 200% of shares granted. The shares which are earned will remain subject to quarterly vesting during the remaining four-year time vesting period. Dividends paid by the Company prior to the determination of how many shares are earned will be retained by the Company and released only with respect to earned shares. If a Change in Control (as defined in the Plan) occurs during 2021, the number of shares earned will equal the greater of the number of shares granted and the number of shares which would have been earned based on the AFFO and SSRG through the date of the Change in Control. If following a Change in Control, a grantee is terminated by the Company without Cause or by the grantee with Good Reason (as each is defined in the Plan), all unvested restricted stock will fully vest.

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-Based Restricted Stock Grants	Stock	Fair Value
Unvested at December 31, 2020	18,652	$4.13
Granted	15,025	$4.51
Vested	(3,150)	$4.15
Unvested at March 31, 2021	30,527	$4.31

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

14. RISKS AND UNCERTANTIES

COVID-19

The coronavirus pandemic (“COVID-19”) has severely impacted global economic activity and has caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by, among other things, instituting quarantines, mandating business and school closures, requiring restrictions on travel, and issuing “shelter-in-place” and/or “stay-at-home” orders, and imposing restrictions on the types of businesses that may continue to operate. While some of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place, continue to be implemented, or additional restrictions may be considered. Such actions have caused disruptions in global supply chains, and are adversely impacting a number of industries, such as transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and has triggered a period of economic slowdown which could have a material adverse effect on the Company's results and financial condition. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic.

The full impact of COVID-19 on the real estate industry, the credit markets and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to (i) the uncertainty around the severity and duration of the outbreak, (ii) the uncertainty regarding the effectiveness of federal, state and local governments' efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity, including the timing of the successful distribution of an effective vaccine, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, (v) the timing and speed of economic recovery, and (vi) the negative impact on our properties.

Credit Risk

Credit risk - Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and certain portions of accounts receivable including rents receivable from our tenants. Cash and cash equivalents are on deposit with highly rated commercial banks.

15. SUBSEQUENT EVENTS

On April 12, 2021, the Company approved restricted stock awards under the Plan to certain of its officers and employees in the aggregate amount of 12,800 shares consisting of time-based grants. These awards were issued under similar terms as previously issued time-based awards.

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

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible, and secure storage space for residential and commercial customers. As of March 31, 2021, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

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

On June 24, 2016, certain wholly owned subsidiaries of the Company (“Term Loan Secured Subsidiaries”) entered into a loan agreement and certain other related agreements (collectively, the “Term Loan Agreement”) between the Term Loan Secured Subsidiaries and Insurance Strategy Funding IV, LLC (the “Term Loan Lender”). Under the Term Loan Agreement, the Term Loan Secured Subsidiaries are borrowing from Term Loan Lender in the principal amount of $20 million pursuant to a promissory note (the “Term Loan Promissory Note”). The Term Loan Promissory Note bears an interest rate equal to 4.192% per annum and is due to mature on July 1, 2036. Pursuant to a security agreement (the “Term Loan Security Agreement”), the obligations under the Term Loan Agreement are secured by certain real estate assets owned by the Term Loan Secured Subsidiaries. J.P. Morgan Investment Management, Inc. acted as Special Purpose Vehicle Agent of the Term Loan Lender. The Company entered into a non-recourse guaranty on June 24, 2016 (the “Term Loan Guaranty,” and together with the Term Loan Agreement, the Term Loan Promissory Note and the Term Loan Security Agreement, the “Term Loan Documents”) to guarantee the payment to Lender of certain obligations of the Term Loan Secured Subsidiaries under the Term Loan Agreement. The Term Loan Documents require the Term Loan Secured Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Term Loan Lender may accelerate amounts outstanding under the Term Loan Documents upon the occurrence of an Event of Default (as defined in the Term Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. The Company and the Term Loan Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Term Loan Documents. There is no material relationship between the Company, its Term Loan Secured Subsidiaries, or its affiliates and the Term Loan Lender, other than in respect of the Term Loan Documents.

On December 20, 2018, certain wholly owned subsidiaries (“Credit Facility Secured Subsidiaries”) of the Company entered into a revolving credit loan agreement (collectively, the “Credit Facility Loan Agreement”) between the Credit Facility Secured Subsidiaries and TCF National Bank (“Credit Facility Lender”). Under the Credit Facility Loan Agreement, the Credit Facility Secured Subsidiaries may borrow from the Credit Facility Lender in the principal amount of up to $10 million pursuant to a promissory note (the “Credit Facility Promissory Note”). The Credit Facility Promissory Note bears an interest rate equal to 3.00% over the One Month U.S. Dollar London Inter-Bank Offered Rate and is due to mature on December 20, 2021. The obligations under the Credit Facility Loan Agreement are secured by certain real estate assets owned by the Credit Facility Secured Subsidiaries. The Company entered into a guaranty of payment on December 20, 2018 (the “Credit Facility Guaranty,” and together with the Credit Facility Loan Agreement, the Credit Facility Promissory Note and related instruments, the “Credit Facility Loan Documents”) to guarantee the payment to the Credit Facility Lender of certain obligations of the Credit Facility Secured Subsidiaries under the Credit Facility Loan Agreement. The Company and the Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Credit Facility Loan Documents. The Company also maintains a bank account at the Credit Facility Lender. As of March 31, 2021, we have withdrawn proceeds of $5,144,000 under the Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

On May 19, 2020, Midas Management Corporation (“MMC”) (the “Borrower”) entered into a Paycheck Protection Program Term Note (“PPP Note”) with Customers Bank on behalf of itself and Winmill & Co. Incorporated, Bexil Corporation, Tuxis Corporatiom, and/or their affiliates (collectively with the Company, the “Affiliates”) under the Paycheck Protection Program (the “Program”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). Certain officers and directors of the Company also serve as officers and/or directors of the Affiliates. As of March 31, 2021, certain of the Affiliates and the Company’s directors and employees may be deemed to own approximately 8.5% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization and the Affiliates, MMC acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. The Borrower received total proceeds of $486,602 from the PPP Note of which approximately $300,000 was attributable to the Company under the SBA’s loan determination formula. In accordance with the requirements of the CARES Act, the Affiliates used the proceeds from the PPP Note primarily for payroll and other eligible costs. Interest accrues on the PPP Note at the rate per annum of 1.00%. In March 2021, the Borrower has applied to Customers Bank for forgiveness of the amount due on the PPP Note which shall be an amount equal to the sum of payroll and other eligible costs incurred during the Covered Period, as defined, following disbursement under the PPP Note.

For the three months ended March 31, 2021, there has been no material impact to the Company’s operations or cash flows due to the PPP Note. If and when the PPP Note is, in part or wholly forgiven, and legal release is received, the Company expects to record a gain in an amount proportionate to its share of payroll costs and other eligible expenses incurred during the Covered Period.

We expect in the near-term there may be a lower volume of acquisition transactions in the self storage sector generally due to uncertainty from the novel coronavirus (“COVID-19”) pandemic. However, we continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not complete any acquisitions in the three months ended March 31, 2021.

We believe that our third-party management platform, Global MaxManagementSM, will provide an additional revenue stream through management fees and tenant insurance premiums and will help expand our brand awareness, and may also allow us to build a captive acquisition pipeline. Despite the challenges presented by the COVID-19 pandemic, we continue to actively market our third-party management platform to developers, single-property self storage operators, and small-portfolio self storage operators, and we believe these discussions may lead to the addition of new properties to our owned and/or third-party management portfolios. In light of reduced in-person marketing opportunities due to the COVID-19 pandemic, we have pivoted resources to digital and print marketing of our third-party management program. In addition, we may pursue third-party management opportunities of properties owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities. As of March 31, 2021, we managed one third-party owned property, which was rebranded as “Global Self Storage,” had 137,118-leasable square feet and was comprised of 618 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

We expect we will have sufficient cash from current sources to meet our liquidity needs for the next twelve months. However, we may opt to supplement our equity capital and increase potential returns to our stockholders through the use of prudent levels of borrowings. Our Credit Facility Loan Agreement is due to mature on December 20, 2021. We are considering, among other things, refinancing or finding a suitable replacement for the revolving line of credit in light of its upcoming maturity. We may use debt when the available terms and conditions are favorable to long-term investing and well-aligned with our business plan. In light of the COVID-19 pandemic and its impact on the global economy, we are closely monitoring overall liquidity levels and changes in our business performance (including our properties) to be in a position to enact changes to ensure adequate liquidity going forward.

As of March 31, 2021, we had capital resources totaling approximately $8.9 million, comprised of $1.9 million of cash, cash equivalents, and restricted cash, $2.1 million of marketable securities, and $4.9 million available for withdrawal under the Credit Facility Loan Agreement. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores. These capital resources allow us to continue to execute our strategic business plan, which includes funding acquisitions, either directly or through joint ventures; expansion projects at our existing properties; and broadening our revenue base and pipeline of potential acquisitions through developing Global MaxManagementSM, our third-party management platform. Our board of directors regularly reviews our strategic business plan, including topics and metrices like capital formation, debt versus equity ratios, dividend policy, use of capital and debt, funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) performance, and optimal cash levels.

We expect that the results of our operations will be affected by a number of factors. Many of the factors that will affect our operating results are beyond our control. The Company and its properties could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the COVID-19 pandemic. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by, among other things, instituting quarantines, mandating business and school closures, requiring restrictions on travel, and issuing “shelter-in-place” and/or “stay-at-home” orders, and imposing restrictions on the types of businesses that may continue to operate. While some of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place, continue to be implemented, or additional restrictions may be considered. Such actions have caused disruptions in global supply chains, and are adversely impacting a number of industries, such as transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and has triggered a period of economic slowdown which could have a material adverse effect on the Company's results and financial condition. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic.

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

Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to the Company’s business, financial condition, results of operations and cash flows, and our tenant's ability to pay rent. The extent to which our financial condition and results of operations operating will continue to be affected by the COVID-19 pandemic will largely depend on future developments (including the timing of the successful distribution of an effective vaccine), which are highly uncertain and cannot be accurately predicted.

Results of Operations for the Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Revenues

Total revenues increased from $2,239,544 during the three months ended March 31, 2020 to $2,442,188 during the three months ended March 31, 2021, an increase of $202,644, or 9.0%. Rental income increased from $2,150,240 during the three months ended March 31, 2020 to $2,333,238 during the three months ended March 31, 2021, an increase of $182,998, or 8.5%. The increase was primarily attributable to the Millbrook, NY and West Henrietta, NY expansions, and increases in rental rates and occupancy at our wholly-owned stores.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $71,960 during the three months ended March 31, 2020 to $90,753 during the three months ended March 31, 2021, an increase of $18,793, or 26.1%. This increase was primarily attributable to an increase in the percentage of administrative fees due to the Company for tenant stored items insurance and increased insurance participation.

Income from our third-party management platform consists of management fees and customer insurance fees. Management fees and other income increased from $17,344 during the three months ended March 31, 2020 to $18,197 during the three months ended March 31, 2021.

Operating Expenses

Total operating expenses decreased from $2,123,880 during the three months ended March 31, 2020 to $1,978,255 during the three months ended March 31, 2021, a decrease of $145,625, or 6.9%, which was primarily attributable to a decrease in general and administrative expense and depreciation and amortization expense. Store operating expenses increased from $916,080 during the three months ended March 31, 2020 to $994,023 during the three months ended March 31, 2021, an increase of $77,943, or 8.5%.

Depreciation and amortization decreased from $515,937 during the three months ended March 31, 2020 to $405,615 during the three months ended March 31, 2021, a decrease of $110,322, or 21.4%, which was primarily attributable to depreciation of the building and fixtures and amortization of the in-place leases in 2020 related to the November 2019 store acquisition in West Henrietta, NY.

General and administrative expenses decreased from $682,623 during the three months ended March 31, 2020 to $578,617 during the three months ended March 31, 2021, a decrease of $104,006, or 15.2%. The decrease in general and administrative expenses during this period are primarily attributable to the accrual of certain non-recurring professional fees in the three months ended March 31, 2020.

Business development, capital raising, store acquisition, and third-party management marketing expenses decreased from $9,240 during the three months ended March 31, 2020 to $0 during the three months ended March 31, 2021. These costs primarily consist of costs incurred in connection with business development, capital raising, and future potential store acquisitions, and third-party management marketing expenses. The decrease is primarily attributable to less activities related to capital raising, store acquisitions, and third-party management marketing expenses. Business development costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

As a result of the operating effects noted above, operating income increased from $115,664 during the three months ended March 31, 2020 to $463,933 during the three months ended March 31, 2021, an increase of $348,269, or 301.1%.

Other income (expense)

Interest expense on loans decreased from $305,783 during the three months ended March 31, 2020 to $285,492 during the three months ended March 31, 2021. This decrease was attributable to fluctuating interest expense on funds drawn on the Credit Facility Loan Agreement. The cash payments for the $20 million loan remain the same every month until June 2036.

Dividend, interest, and other income was $24,100 during the three months ended March 31, 2020 and $18,070 during the three months ended March 31, 2021.

Unrealized loss on marketable equity securities was $190,405 during the three months ended March 31, 2020 and the unrealized gain on marketable equity securities was $214,736 during the three months ended March 31, 2021.

Net income (loss)

For the three months ended March 31, 2020, net loss was $356,424, or $0.04 per fully diluted share. For the three months ended March 31, 2021, net income was $411,247, or $0.04 per share.

Distributions and Closing Market Prices

Distributions for the three months ended March 31, 2021 and 2020 each totaled $0.065 per share, respectively. The Company’s closing market price as of March 31, 2021 and March 31, 2020 were $4.76 and $3.51, respectively. Past market price performance and distribution levels do not guarantee similar results in the future.

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

Self Storage Portfolio

The following discussion and analysis of our same-store self storage operations are presented on a comparative basis for the three months ended March 31, 2021.

GLOBAL SELF STORAGE STORES

		Year Store	Number	Net Leasable	March 31, 2021 Square Foot	March 31, 2020 Square Foot
Property(1)	Address	Opened / Acquired	of Units	Square Feet	Occupancy %	Occupancy %
OWNED STORES
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	805	113,700	98.2%	93.0%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,408	95.5%	90.5%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	96.2%	91.6%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	728	97,755	94.4%	91.9%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	568	80,870	95.6%	90.3%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	640	68,101	96.4%	95.8%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	693	78,857	96.2%	92.4%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	563	76,560	96.0%	85.7%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	246	42,760	95.6%	89.5%
TOTAL/AVERAGE SAME-STORES			5,077	675,601	96.1%	91.4%

SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	536	76,360	89.5%	74.1%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	260	24,472	95.6%	47.8%
SSG WEST HENRIETTA LLC	70 Erie Station Road, West Henrietta, NY 14586	2016 / 2019	479	55,550	84.8%	79.5%
TOTAL/AVERAGE NON SAME-STORES			1,275	156,382	88.8%	71.5%

TOTAL/AVERAGE SAME-STORES AND NON SAME-STORES			6,352	831,982	94.8%	87.8%

MANAGED STORES
TPM EDMOND LLC	14000 N I 35 Service Rd, Edmond, OK 73013	2015 / 2019	618	137,118	97.8%	87.6%
TOTAL/AVERAGE MANAGED STORES			618	137,118	97.8%	87.6%

TOTAL/AVERAGE ALL OWNED/MANAGED STORES			6,970	969,100	95.2%	87.8%

(1)	Each store is directly owned or managed by the Company’s wholly owned subsidiary listed in the table.

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

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions, or new ground-up developments. At March 31, 2021, we owned nine same-store properties and three non same-store properties. The Company believes that, by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, and NOI, stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions, or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy at March 31, 2021 increased by 4.7% to 96.1% from 91.4% at March 31, 2020. This excludes the impact from the West Henrietta, NY acquisition / expansion project completed in August 2020, Millbrook, NY expansion project completed in February 2020, and our McCordsville, IN conversion, which commenced in April 2020 and was completed June 2020.

Same-store revenues increased by 4.7% for the three months ended March 31, 2021 versus the same period in 2020. Same-store cost of operations increased by 7.6% for the three months ended March 31, 2021 versus the same period in 2020. Same-store NOI increased by 2.7% for the three months ended March 31, 2021 versus the same period in 2020. The increase in same-store NOI was due primarily to an increase in revenues.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped our same-store overall average occupancy maintain at or around 96% as of March 31, 2021. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty, resulting in strong referral and word-of-mouth market demand for our storage units and services. Another contributing factor to our results was our competitor move-in rate metrics analysis which employs internet data scraping and other methods to help keep our storage unit move-in rates “in the market,” and our revenue rate management program which helped increase existing tenant rates while maintaining or building store occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months Ended March 31,	2021	2020	Variance	% Change
Revenues	$1,929,388	$1,843,653	$85,735	4.7%
Cost of operations	$802,636	$746,007	$56,629	7.6%
Net operating income	$1,126,752	$1,097,646	$29,106	2.7%
Depreciation and amortization	$238,148	$237,698	$450	0.2%
Net leasable square footage at period end*	675,601	675,266	335	0.0%
Net leased square footage at period end	649,521	617,177	32,345	5.2%
Overall square foot occupancy at period end	96.1%	91.4%	4.7%	5.1%
Total annualized revenue per leased square foot	$11.88	$11.95	$(0.07)	-0.6%
Total available leasable storage units*	5,077	5,080	(3)	-0.1%
Number of leased storage units	4,888	4,590	298	6.5%

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

The following table presents a reconciliation of same-store net operating income to net income (loss) as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended March 31,
	2021	2020
Net income (loss)	$411,247	$(356,424)
Adjustments:
Management fees and other income	(18,197)	(17,344)
General and administrative	578,617	682,623
Depreciation and amortization	405,615	515,937
Business development	—	9,240
Dividend, interest, and other income	(18,070)	(24,100)
Unrealized (gain) loss on marketable equity securities	(214,736)	190,405
Interest expense	285,492	305,782
Non same-store revenues	(494,603)	(378,547)
Non same-store cost of operations	191,387	170,074
Total same-store net operating income	$1,126,752	$1,097,646

	For the Three Months Ended March 31,
	2021	2020
Same-store revenues	$1,929,388	$1,843,653
Same-store cost of operations	802,636	746,007
Total same-store net operating income	$1,126,752	$1,097,646

Analysis of Same-Store Revenue

For the three months ended March 31, 2021, same-store revenue increased 4.7%, or $85,735 versus the same period in 2020, which was attributable to, among other things, consistent rent collections, despite the COVID-19 pandemic, and a 5.2% increase in net leased square footage. Same-store average overall square foot occupancy for all of the Company’s same-store properties increased to 96.1% at March 31, 2021, up from 91.4% at March 31, 2020.

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

During the period from late March 2020 through May 2020, we experienced reduced activity with fewer move-ins and move-outs, and received periodic tenant requests for the waiver of late fees due to COVID-19 related hardships. However, we have seen increased demand for self storage since June 2020, as various areas of the United States emerged from stay at home orders. These trends may be temporary or even reverse, to the extent they are driven by short-term factors such as stay at home orders and delays in our auction process. We temporarily suspended our existing tenant rental rate increase program, but have since restarted it at all of our properties as of July 2020. Because existing tenant rental rate increases have contributed significantly to increases in rental income in recent years, suspension of these increases may have a material adverse impact on our revenue growth. This temporary suspension has impacted our revenue. It is possible that the COVID-19 pandemic could change consumer behavior, either due to economic recession, uncertainty, or dislocation, as well as other factors, which could increase customer sensitivity and propensity to move-out in response to rate increases, either in the short or longer term. Other effects of the COVID-19 pandemic, such as movement from urban areas to more suburban and rural areas, has driven increased demand for self storage in the secondary and tertiary markets that we operate.

As of March 31, 2021, we observed no material degradation in rent collections. However, we believe that our bad debt losses (which are reflected as a reduction in revenues) could increase from historical levels, due to (i) cumulative stress on our customers’ financial capacity, (ii) reduced rent recoveries from auctioned units, and (iii) the continued delay of auctions in certain locations, which began in March 2020.

We may experience a change in the move-out patterns of our long-term customers due to economic uncertainty and the significant increase in unemployment recently. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates.

If and when the COVID-19 pandemic subsides, we currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases for the remainder of 2021, if any, to be higher than the prior year.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of March 31, 2021, our average tenant duration of stay was approximately 3.1 years, up from approximately 3.0 years as of March 31, 2020.

Analysis of Same-Store Cost of Operations

For the three months ended March 31, 2021, same-store cost of operations increased 7.6%, or $56,629 versus the same period in 2020. This increase in same-store cost of operations was due primarily to increased landscaping expense from snow removal.

On-site store manager, regional manager, and district manager payroll expense increased 2.8%, or $6,414, for the three months ended March 31, 2021 versus the same period in 2020. The increase for the three months ended March 31, 2021 was due primarily to higher wage expenses. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores.

Store property tax expense decreased 0.6%, or $1,576, for the three months ended March 31, 2021 versus the same period in 2020. When compared to store property tax expense for the three months ended March 31, 2021, we currently expect store property tax expense to remain consistent for the remainder of 2021. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail.

Repairs and maintenance expense decreased 20.8%, or $5,116, for the three months ended March 31, 2021 versus the same period in 2020. These expenses decreased during the three months ended March 31, 2021 versus the same period in 2020 primarily due to a decrease in one-off maintenance expenses.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utilities expense increased 9.0%, or $4,873, for the three months ended March 31, 2021 versus the same period in 2020, primarily due to higher energy usage during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 at most of our stores. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in slightly higher net utility costs for the remainder of 2021.

Landscaping expenses, which include snow removal costs, increased 328.0%, or $59,552, for the three months ended March 31, 2021 versus the same period in 2020. The increase in landscaping expense in the three months ended March 31, 2021 versus the same period in 2020 is primarily due to higher snow removal expenses. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense for the remainder of 2021, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 17.8%, or $8,909, for the three months ended March 31, 2021 versus the same period in 2020, primarily due to decreased marketing costs and internet advertising expenses. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a nominal rate for the remainder of 2021.

Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. General expenses increased 5.5%, or $2,958, for the three months ended March 31, 2021 versus the same period in 2020. These expenses increased during the three months ended March 31, 2021 versus the same period in 2020 primarily due to increased expenses for office supplies and travel. Administrative expenses increased 46.0%, or $60,731, for the three months ended March 31, 2021 versus the same period in 2020. We experienced an increase in administrative expenses in the three months ended March 31, 2021 versus the same period in 2020 due primarily to higher landscaping expense in connection with snow removal. We currently expect moderate increases in direct store costs during the remainder of 2021.

Depreciation and amortization increased 0.2%, or $450, for the three months ended March 31, 2021 versus the same period in 2020.

Property Tax Expenses at Dolton, IL

Late in the third quarter of 2017, our Dolton, IL property was reassessed by the municipality and separately, our Class 8 tax incentive renewal hearing was held. As a result of those two events, our Dolton, IL property was reassessed at approximately 52% higher and the Class 8 tax incentive was not renewed. These events were applied retroactively to take effect on January 1, 2017. The combined impact was an increase in property tax expenses from $105,000 during 2016 to $210,000 during 2017, $240,000 during 2018, $344,000 during 2019, and $399,000 during 2020. The Class 8 tax incentive phased out over the years 2017, 2018, 2019 and 2020. We currently expect the property tax expenses at our Dolton, IL property to increase by approximately 20% in 2021. Both the property tax reassessment and our Class 8 tax incentive renewal status are currently under appeal. However, there is no guarantee that either the assessment will be reduced or our Class 8 tax incentive status will be reinstated.

Combined Same-Store and Non Same-Store Self Storage Operations

At March 31, 2021, we owned nine same-store properties and three non same-store properties. The non same-store properties are McCordsville, IN, Millbrook, NY, and West Henrietta, NY.

Combined store average overall square foot occupancy at March 31, 2021 increased by 7.0% to 94.8% from 87.7% at March 31, 2020. This includes the impact from our Millbrook, NY store expansion project completed during February 2020, our McCordsville, IN conversion completed during June 2020, and our West Henrietta, NY store expansion project completed during August 2020. Our Millbrook, NY store expansion project added approximately 11,800 leasable square feet of all-climate-controlled storage units. Our McCordsville, IN store conversion added a total of 13,713 leasable square feet of all-climate-controlled storage units. Our West Henrietta store expansion added a total of 7,300 leasable square feet of drive-up storage units. Upon completion in February 2020 of the Millbrook, NY store expansion project, its area occupancy dropped from approximately 88.6% to approximately 45.5%. Upon completion in June 2020 of the McCordsville, IN store conversion project, its area occupancy dropped from what would have been approximately 97.4% to approximately 79.1%. Upon completion in August 2020 of the West Henrietta, NY store expansion project, its area occupancy dropped from approximately 89.6% to approximately 77.9%.

We grew our top-line results by increasing combined store revenues by 9.1% for the three months ended March 31, 2021 versus the same period in 2020. Combined store cost of operations increased by 8.5% for the three months ended March 31, 2021 versus the same period in 2020. Combined store NOI increased by 9.5% for the three months ended March 31, 2021 versus the same period in 2020.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives, drive-by curb appeal, and superior roadside signage which helped deliver new tenant inquiries and enabled our combined store overall average occupancy to maintain at or above 94% as of March 31, 2021. Also, contributing to our strong results were our customer service efforts which we believe were essential in building local brand loyalty resulting in referral and word-of-mouth market demand for our storage units and services.

These results are summarized as follows:

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

Three Months Ended March 31,	2021	2020	Variance	% Change
Revenues	$2,423,991	$2,222,200	$201,791	9.1%
Cost of operations	$994,023	$916,080	$77,943	8.5%
Net operating income	$1,429,968	$1,306,120	$123,848	9.5%
Depreciation and amortization	$358,689	$480,545	$(121,856)	-25.4%
Net leasable square footage at period end*	831,982	824,366	7,616	0.9%
Net leased square footage at period end	788,356	723,326	65,030	9.0%
Overall square foot occupancy at period end	94.8%	87.7%	7.0%	8.0%
Total available leasable storage units	6,352	6,336	16	0.3%
Number of leased storage units*	5,998	5,408	590	10.9%

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

The following table presents a reconciliation of combined same-store and non same-store net operating income (loss) to net income (loss) as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended March 31,
	2021	2020
Net income (loss)	$411,247	$(356,424)
Adjustments:
Management fees and other income	(18,197)	(17,344)
General and administrative	578,617	682,623
Depreciation and amortization	405,615	515,937
Business development and property acquisition costs	—	9,240
Dividend and interest income	(18,070)	(24,100)
Unrealized gain on marketable equity securities	(214,736)	190,405
Interest expense	285,492	305,783
Total combined same-store and non same-store net operating income	$1,429,968	$1,306,120

	For the Three Months Ended March 31,
	2021	2020
Combined same-store and non same-store revenues	$2,423,991	$2,222,200
Combined same-store and non same-store cost of operations	$994,023	$916,080
Total combined same-store and non same-store net operating income	$1,429,968	$1,306,120

Analysis of Combined Same-Store and Non Same-Store Revenue

For the three months ended March 31, 2021, combined store revenues increased 9.1%, or $201,791, versus the same period in 2020, which was primarily attributable to, among other things, a 9.0% increase in net leased square footage due to our acquisition and subsequent expansion of a self storage property in West Henrietta, NY, lease-up progress at our Millbrook, NY expansion and McCordsville, IN conversion, and the results of our revenue rate management program of raising existing tenant rates.

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

During the period from late March 2020 through May 2020, we experienced reduced activity with fewer move-ins and move-outs, and received periodic tenant requests for the waiver of late fees due to COVID-19 related hardships. However, we have seen increased demand for self storage since June 2020, as various areas of the United States emerged from stay at home orders. These trends may be temporary or even reverse, to the extent they are driven by short-term factors such as stay at home orders and delays in our auction process. We temporarily suspended our existing tenant rental rate increase program, but have since restarted it at all of our properties as of July 2020. Because existing tenant rental rate increases have contributed significantly to increases in rental income in recent years, suspension of these increases may have a material adverse impact on our revenue growth. It is possible that the COVID-19 pandemic could change consumer behavior, either due to economic recession, uncertainty, or dislocation, as well as other factors, which could increase customer sensitivity and propensity to move-out in response to rate increases, either in the short or longer term. Other effects of the COVID-19 pandemic, such as movement from urban areas to more suburban and rural areas, has driven increased demand for self storage in the secondary and tertiary markets that we operate.

As of March 31, 2021, we observed no material degradation in rent collections. However, we believe that our bad debt losses (which are reflected as a reduction in revenues) could increase from historical levels, due to (i) cumulative stress on our customers’ financial capacity, (ii) reduced rent recoveries from auctioned units, and (iii) the continued delay of auctions in certain locations, which began in March 2020.

We may experience a change in the move-out patterns of our long-term customers due to economic uncertainty and the significant increase in unemployment recently. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates.

If and when the COVID-19 pandemic subsides, we currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases for the remainder of 2021, if any, to be higher than the prior year.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of March 31, 2021, our average tenant duration of stay was approximately 2.8 years, down from approximately 2.9 years as of March 31, 2020.

Analysis of Combined Same-Store and Non Same-Store Cost of Operations

Combined store cost of operations increased 8.5%, or $77,943, for the three months ended March 31, 2021 versus the same period in 2020. This increase in combined store cost of operations for the three months ended March 31, 2021 was due primarily to increased store level employment and landscaping expenses for the three months ended March 31, 2021.

On-site store manager and supervisory payroll expense increased 7.6%, or $20,877, for the three months ended March 31, 2021 versus the same period in 2020. This increase was due primarily to higher wage and administration expenses attributable to routine employee hiring activities. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as store, district, and regional managers.

Store property tax expense decreased 0.7%, or $2,245, for the three months ended March 31, 2021 versus the same period in 2020. When compared to store property tax expense for the three months ended March 31, 2021, we currently expect store property tax expense to remain consistent for the remainder of 2021.

Repairs and maintenance expense decreased 8.7%, or $2,338, for the three months ended March 31, 2021 versus the same period in 2020. These expenses decreased during the three months ended March 31, 2021 versus the same period in 2020 primarily due to a decrease in one-off maintenance expenses.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utilities expense increased 9.2%, or $7,015, for the three months ended March 31, 2021 versus the same period in 2020, primarily due to higher energy usage during the three months ended March 31, 2021 versus the same period in 2020. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in slightly higher net utility costs for the remainder of 2021.

Landscaping expenses, which include snow removal costs, increased 264.8%, or $67,593, for the three months ended March 31, 2021 versus the same period in 2020. The increase in landscaping expense in three months ended March 31, 2021 versus the same period in 2020 is primarily due to higher snow removal expenses. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense for the remainder of 2021, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 22.6%, or $17,762, for the three months ended March 31, 2021 versus the same period in 2020, primarily due to decreased marketing costs and internet advertising expenses in the three months ended March 31, 2021. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to remain the same for the remainder of 2021.

Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. General expenses increased 3.9%, or $2,755, for the three months ended March 31, 2021 versus the same period in 2020. Expenses for the three months ended March 31, 2021 increased primarily due to increased expenses for office supplies and travel. Administrative expenses increased 45.0%, or $77,523, for the three months ended March 31, 2021 versus the same period in 2020. We experienced an increase in administrative expenses for the three months ended March 31, 2021 versus the same period in 2020 due primarily to higher snow removal expenses. We currently expect moderate increases in direct store costs during the remainder of 2021.

Depreciation and amortization decreased 25.4%, or $121,856, for the three months ended March 31, 2021 versus the same period in 2020. The difference is primarily attributable to depreciation of the building and fixtures related to the 2019 store acquisition in West Henrietta, NY, the expansions of the Millbrook, NY and West Henrietta, NY stores, and amortization of the in-place leases related to the 2019 store acquisition at West Henrietta, NY.

Analysis of Global Self Storage FFO and AFFO

The following tables present reconciliation and computation of net income (loss) to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share (unaudited):

	For the Three Months Ended March 31,
	2021	2020
Net income (loss)	$411,247	$(356,424)
Eliminate items excluded from FFO:
Unrealized (gain) loss on marketable equity securities	(214,736)	190,405
Depreciation and amortization	405,615	515,937
FFO attributable to common stockholders	602,126	349,918
Adjustments:
Compensation expense related to stock-based awards	31,706	29,162
Business development, capital raising, store acquisition, and third-party management marketing expenses	—	9,240
AFFO attributable to common stockholders	$633,832	$388,320

Earnings per share attributable to common stockholders - basic	$0.04	$(0.04)
Earnings per share attributable to common stockholders - diluted	$0.04	$(0.04)
FFO per share - diluted	$0.06	$0.04
AFFO per share - diluted	$0.07	$0.04

Weighted average shares outstanding - basic	9,292,488	9,262,811
Weighted average shares outstanding - diluted	9,309,287	9,262,811

FFO increased 72.1%, or $252,208, for the three months ended March 31, 2021 versus the same period in 2020. FFO per diluted share increased from $0.04 per share to $0.06 per share for the three months ended March 31, 2021 versus the same period in 2020. AFFO increased 63.2%, or $245,512, for the three months ended March 31, 2021 versus the same period in 2020. AFFO per diluted share increased from $0.04 per share to $0.07 per share for the three months ended March 31, 2021 versus the same period in 2020.

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

In 2019, the Company broke ground on the Millbrook, NY expansion, which, upon completion in February 2020, added approximately 11,800 leasable square feet of all-climate-controlled units. Upon completion in February 2020 of the Millbrook, NY store expansion project, its area occupancy dropped from approximately 88.6% to approximately 45.5%. Lease-up of the Millbrook, NY expansion has gone faster than expected. As of March 31, 2021, the Millbrook, NY store’s total area occupancy stood at 95.6%.

In the first quarter of 2020, the Company began reviewing plans to convert certain commercially-leased space to all-climate-controlled units at the McCordsville, IN property. In April 2020, the Company commenced such conversion, which was completed in June 2020, resulting in a new total of 535 units and 76,360 leasable square feet at the McCordsville, IN property. Upon completion in June 2020 of the McCordsville, IN store conversion project, its total area occupancy dropped from what would have been approximately 97.4% to approximately 79.1%. As of March 31, 2021, the McCordsville, IN store’s total area occupancy stood at 89.5%. There is no guarantee that we will experience demand for the newly added West Henrietta, NY expansion or that we will be able to successfully lease-up the expansion to the occupancy level of our other properties.

Our West Henrietta, NY store expansion project, completed in August 2020, added approximately 7,300 leasable square feet of drive-up storage units.  Upon completion of the expansion project the West Henrietta, NY store’s total area occupancy dropped from approximately 89.6% to approximately 77.9%. As of March 31, 2021, the West Henrietta, NY store’s total area occupancy stood at 84.8%. There is no guarantee that we will experience demand for the newly added West Henrietta, NY expansion or that we will be able to successfully lease-up the expansion to the occupancy level of our other properties.

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains and losses on the Company’s investment in marketable equity securities for the three months ended March 31, 2021 and 2020 were gains of $214,736 and losses of $190,405, respectively. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we may liquidate our investment in marketable equity securities and potentially realize gains or losses. As of March 31, 2021, our unrealized gain on marketable equity securities was $1,375,700. There were no realized gains or losses for the three months ended March 31, 2021.

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

The risk factors that affect our business and financial results are discussed in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended December 31, 2020. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results.

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

101. The following materials from Global Self Storage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, are formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Financial Statements.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: May 13, 2021	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: May 13, 2021	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)