Form 10-Q
period 2021-06-30
Global Self Storage, Inc.
filed 2021-08-16
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

3814 Route 44

Millbrook, NY 12545

   (212) 785-0900

(Address, including zip code, and telephone number, including area code, of Company’s principal executive offices)

Donald Klimoski II, Esq.

Global Self Storage, Inc.

3814 Route 44

Millbrook, NY 12545

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2021 was 10,708,613.

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

•	risk of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with challenges to intercompany transactions with our taxable REIT subsidiaries;
•	changes in federal or state tax laws related to the taxation of REITs, which could impact our status as a REIT;

•	increases in taxes, fees and assessments from state and local jurisdictions;
•	security breaches or a failure of our networks, systems or technology;
•	our ability to obtain and maintain financing arrangements on favorable terms;
•	market trends in our industry, interest rates, the debt and lending markets or the general economy;
•	the timing of acquisitions and our ability to execute on our acquisition pipeline;
•	general volatility of the securities markets in which we participate;
•	changes in the value of our assets;
•	changes in interest rates and the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•	our ability to continue to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;
•	availability of qualified personnel;
•	difficulties in raising capital at a reasonable cost;
•	fiscal policies or inaction at the U.S. federal government level, which may lead to federal government shutdowns or negative impacts on the U.S economy;
•	estimates relating to our ability to make distributions to our stockholders in the future;
•	our ability to receive forgiveness for our proportionate share of the Paycheck Protection Program loan; and
•	economic uncertainty due to the impact of terrorism, infectious or contagious diseases or pandemics, or war.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Real estate assets, net	$59,127,802	$59,768,533
Cash and cash equivalents	8,179,428	1,614,771
Restricted cash	212,246	340,672
Investments in securities	2,625,648	1,916,451
Accounts receivable	148,058	106,521
Prepaid expenses and other assets	300,654	351,764
Line of credit issuance costs, net	72,879	152,542
Goodwill	694,121	694,121
Total assets	$71,360,836	$64,945,375
Liabilities and equity
Note payable, net	$18,155,659	$18,389,176
Line of credit borrowing	5,144,000	5,144,000
Accounts payable and accrued expenses	1,698,405	1,373,308
Total liabilities	24,998,064	24,906,484
Commitments and contingencies
Equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized, 10,708,613 and 9,343,118 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	107,086	93,431
Additional paid in capital	46,712,620	40,455,409
Accumulated deficit	(456,934)	(509,949)
Total equity	46,362,772	40,038,891
Total liabilities and equity	$71,360,836	$64,945,375

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Rental income	$2,460,667	$2,133,512	$4,793,905	$4,283,752
Other property related income	95,069	83,199	185,821	155,159
Management fees and other income	18,785	17,501	36,982	34,845
Total revenues	2,574,521	2,234,212	5,016,708	4,473,756
Expenses
Property operations	897,297	875,209	1,891,321	1,791,289
General and administrative	631,208	575,568	1,209,825	1,258,191
Depreciation and amortization	406,561	502,746	812,175	1,018,682
Business development	4,837	817	4,837	10,057
Total expenses	1,939,903	1,954,340	3,918,158	4,078,219
Operating income	634,618	279,872	1,098,550	395,537
Other income (expense)
Dividend and interest income	18,792	20,270	36,863	44,369
Unrealized gain (loss) on marketable equity securities	494,461	(27,764)	709,197	(218,169)
Interest expense	(286,572)	(294,522)	(572,064)	(600,305)
Total other income (expense), net	226,681	(302,016)	173,996	(774,105)
Net income (loss) and comprehensive income (loss)	$861,299	$(22,144)	$1,272,546	$(378,568)
Earnings per share
Basic	$0.09	$(0.00)	$0.14	$(0.04)
Diluted	$0.09	$(0.00)	$0.14	$(0.04)
Weighted average shares outstanding
Basic	9,363,981	9,269,567	9,328,432	9,266,189
Diluted	9,402,479	9,269,567	9,370,935	9,266,189

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

					Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2020	9,343,118	$93,431	$40,455,409	$(509,949)	$40,038,891
Restricted stock grants issued	63,475	635	(635)	—	—
Stock-based compensation	—	—	31,706	—	31,706
Net income	—	—	—	411,247	411,247
Dividends	—	—	—	(607,303)	(607,303)
Balances at March 31, 2021	9,406,593	94,066	40,486,480	(706,005)	39,874,541
Restricted stock grants issued	12,300	123	(123)	—	—
Issuance of common stock, net of expenses	1,289,720	12,897	6,171,787	—	6,184,684
Stock-based compensation	—	—	54,476	—	54,476
Net income	—	—	—	861,299	861,299
Dividends	—	—	—	(612,228)	(612,228)
Balances at June 30, 2021	10,708,613	$107,086	$46,712,620	$(456,934)	$46,362,772

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

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$1,272,546	$(378,568)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	812,175	1,018,681
Unrealized (gain) loss on marketable equity securities	(709,197)	218,169
Amortization of loan procurement costs	99,501	100,029
Stock-based compensation	86,182	64,479
Changes in operating assets and liabilities:
Accounts receivable	(41,537)	77,996
Prepaid expenses and other assets	51,110	(107,514)
Accounts payable and accrued expenses	323,994	40,494
Net cash provided by operating activities	1,894,774	1,033,766
Cash flows from investing activities
Improvements and equipment additions	(171,444)	(100,427)
Construction	—	(1,043,538)
Net cash used in investing activities	(171,444)	(1,143,965)
Cash flows from financing activities
Issuance of common stock, net of expenses	6,184,684	—
Principal payments on note payable	(253,355)	(242,972)
Dividends paid	(1,218,428)	(1,212,669)
Net cash provided by (used in) financing activities	4,712,901	(1,455,641)
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,436,231	(1,565,840)
Cash, cash equivalents, and restricted cash, beginning of period	1,955,443	4,253,565
Cash, cash equivalents, and restricted cash, end of period	$8,391,674	$2,687,725
Supplemental cash flow and noncash information
Cash paid for interest	$474,163	$518,070
Supplemental disclosure of noncash activities:
Dividends payable	$1,103	$1,954

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION

Global Self Storage, Inc. (the “Company,” “we,” “our,” “us”) is a self-administered and self-managed Maryland real estate investment trust (“REIT”) that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. As of June 30, 2021, through its wholly owned subsidiaries, the Company owned and/or managed 13 self-storage properties in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company operates primarily in one segment: rental operations.

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

The accompanying unaudited consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with GAAP for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our unaudited consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$8,179,428	$1,614,771
Restricted cash	212,246	340,672
Total cash, cash equivalents, and restricted cash as shown in our unaudited consolidated statements of cash flows	$8,391,674	$1,955,443

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

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company has reviewed its tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on federal, state, and local income tax returns for open tax years (2017 – 2020), or is expected to be taken in the Company’s 2021 tax returns.

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

The Company evaluates goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value may be less that carrying amounts. If it is determined that the carrying amount of goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value, an impairment charge is recorded. There were no indicators of impairment to goodwill, real estate assets, and intangible assets as of June 30, 2021, and no impairment charges were recorded during for any periods presented herein.

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

3. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows

	June 30, 2021	December 31, 2020
Land	$6,122,065	$6,122,065
Buildings, improvements, and equipment	60,489,362	60,317,918
Self storage properties	66,611,427	66,439,983
Less: Accumulated depreciation	(7,483,625)	(6,671,450)
Real estate assets, net	$59,127,802	$59,768,533

During 2020, the Company:

•	completed the conversion of certain commercially-leased space to all-climate-controlled units at McCordsville, IN which added approximately 13,713 leasable square feet to the property;

•	completed the expansion at Millbrook, NY which added approximately 11,800 of leasable square feet of all-climate-controlled units to the property; and

•	completed the expansion at West Henrietta, NY, which added approximately 7,300 leasable square feet of drive-up storage units to the property.

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consisted of the following:

		Gross Unrealized
June 30, 2021	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,870,161	$—	$2,625,648
Total investment in marketable equity securities	$755,487	$1,870,161	$—	$2,625,648

		Gross Unrealized
December 31, 2020	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,160,964	$—	$1,916,451
Total investment in marketable equity securities	$755,487	$1,160,964	$—	$1,916,451

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis:

June 30, 2021	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,625,648	$—	$—	$2,625,648
Interest rate cap derivative	—	—	—	-
Total assets at fair value	$2,625,648	$—	$—	$2,625,648

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,961,451	$—	$—	$1,961,451
Interest rate cap derivative	—	4	—	4
Total assets at fair value	$1,961,451	$4	$—	$1,961,455

There were no assets transferred from level 1 to level 2 as of June 30, 2021. The Company did not have any assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of June 30, 2021.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their respective carrying values as of June 30, 2021. The estimated fair value of the Company’s combined debt was approximately $24,302,813 as of June 30, 2021. This estimate was based on market interest rates for comparable obligations, general market conditions, and maturity.

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

The following table summarizes the terms of the Company’s derivative financial instrument:

	Notional Amount			Effective	Maturity
Product	June 30, 2021	December 31, 2020	Strike	Date	Date
Cap Agreement	$7,500,000	$7,500,000	3.50% - 4.00%	12/24/2018	12/20/2021

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

The Company incurred loan procurement costs of $646,246 and such costs have been recorded net of the note payable on the consolidated balance sheet and are amortized as an adjustment to interest expense over the term of the loan. The Company recorded amortization expense of $9,885 and $10,150 for the three months ended June 30, 2021 and 2020, respectively, and $19,838 and $20,366 for the six months ended June 30, 2021 and 2020, respectively.

The carrying value of the Company’s note payable is summarized as follows:

Note Payable	June 30, 2021	December 31, 2020
Principal balance outstanding	$18,594,120	$18,847,475
Less: Loan procurement costs, net	(438,461)	(458,299)
Total note payable, net	$18,155,659	$18,389,176

As of June 30, 2021, the note payable was secured by certain of the Company’s stores with an aggregate net book value of approximately $25.8 million. The following table represents the future principal payment requirements on the note payable as of June 30, 2021:

2021 (6 months)	$302,360
2022	535,816
2023	558,714
2024	582,591
2025	607,488
2026 and thereafter	16,007,151
Total principal payments	$18,594,120

Revolving Line of Credit

On December 20, 2018, certain wholly owned subsidiaries (the “Subsidiaries”) of the Company entered into a revolving credit loan agreement (the “Agreement”) between the Subsidiaries and Huntington National Bank (formerly TCF National Bank) (the “Lender”). Under the Agreement, the Subsidiaries are borrowing from the Lender in the principal amount of up to $10 million pursuant to a promissory note (the “Note”). The Note bears an interest rate equal to 3.00% over the One Month U.S. Dollar London Inter-Bank Offered Rate (effective rate 6.46%) and is due to mature on December 20, 2021. The obligations under the Agreement are secured by certain real estate assets owned by the Subsidiaries.

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

The Company incurred issuance costs of $477,981 and such costs are amortized as an adjustment to interest expense over the term of the loan. The Company recorded amortization expense of $39,832 and $39,832 for the three months ended June 30, 2021 and 2020, respectively, and $79,663 and $79,663 for the six months ended June 30, 2021 and 2020, respectively. The outstanding loan balance under the Revolver was $5,144,000 and $5,144,000 as of June 30, 2021 and December 31, 2020, respectively.

On July 6, 2021, the Company extended the Revolver with the Lender and increased the principal amount available from $10 million to $15 million. The Revolver has a three-year maturity and bears interest on withdrawn funds at a rate equal to one-month LIBOR plus 3.00%.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s secured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. The Company had right-of-use assets and lease liabilities related to its operating leases of $18,377 and $18,377 and $24,972 and $24,972, respectively, as of June 30, 2021 and December 31, 2020, respectively. Such amounts are included in Other assets, net and Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets, respectively. As of June 30, 2021, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were approximately 1.3 years and 4.78%, respectively.

The future minimum lease payments under the automobile lease are $7,127 for the six months ending December 31, 2021, and $11,878 for the year ending December 31, 2022.

9. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$861,299	$(22,144)	$1,272,546	$(378,568)
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	9,363,981	9,269,567	9,328,432	9,266,189
Net effect of dilutive unvested restricted stock awards included for treasury stock method	38,498	—	42,503	—
Average number of common shares outstanding - diluted	9,402,479	9,269,567	9,370,935	9,266,189
Earnings per common share
Basic	$0.09	$(0.00)	$0.14	$(0.04)
Diluted	$0.09	$(0.00)	$0.14	$(0.04)

Common stock dividends totaled $612,228 ($0.065 per share) and $608,153 ($0.065 per share) for the three months ended June 30, 2021 and 2020, respectively, and $1,219,531 ($0.13 per share) and $1,214,623 ($0.13 per share) for the six months ended June 30, 2021 and 2020, respectively.

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and/or directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation (“Tuxis”), and/or their affiliates (collectively with the Company, the “Affiliates”). As of June 30, 2021, certain of the Affiliates and the Company’s directors and employees may be deemed to own approximately 7.6% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the IRC and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. Rent expense of concurrently used office space and overhead expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the IRC. The aggregate rent and overhead accrued and paid by the Company to Winco was $16,901 and $18,013 for the three months ended June 30, 2021 and 2020, respectively, and $33,557 and $39,341 for the six months ended June 30, 2021 and 2020. As of June 30, 2021, the Company had reimbursements payable to MMC and Winco for compensation and benefits and rent and overhead of $59,984.

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

The Company leases office space and storage to certain Affiliates under rental agreements. The terms of occupancy are month to month and automatically renew unless terminated by either party on ten days’ written notice. The Company earned rental income of $2,301 and $2,001 for the three months ended June 30, 2021 and 2020, respectively, and $4,602 and $4,602 for the six months ended June 30, 2021 and 2020, respectively.

On May 19, 2020, MMC (the “Borrower”) entered into a Paycheck Protection Program Term Note (“PPP Note”) with Customers Bank on behalf of itself and the Affiliates under the Paycheck Protection Program (the “Program”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Borrower received total proceeds of $486,602 from the PPP Note of which approximately $300,000 was attributable to the Company under the SBA’s loan determination formula. In accordance with the requirements of the CARES Act, the Affiliates used the proceeds from the PPP Note primarily for payroll and other eligible costs. Interest accrues on the PPP Note at the rate per annum of 1.00%. In March 2021, the Borrower applied to Customers Bank for forgiveness of the amount due on the PPP Note which shall be an amount equal to the sum of payroll and other eligible costs incurred during the Covered Period, as defined, following disbursement under the PPP Note.

For the three and six months ended June 30, 2021, there has been no material impact to the Company’s operations or cash flows due to the PPP Note. If and when the PPP Note is, in part or wholly forgiven, and legal release is received, the Company expects to record a gain in an amount proportionate to its share of payroll costs and other eligible expenses incurred during the Covered Period.

11. CAPITAL STOCK

As of June 30, 2021, the Company was authorized to issue 450,000,000 shares of $0.01 par value common stock of which 10,708,613 had been issued and was outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, authorized, of which none has been issued.

         On June 25, 2021, we completed an underwritten public offering whereby we sold and issued an aggregate of 1,121,496 shares of our common stock at the price of $5.35 per share. Subsequently, the over-allotment option was exercised, and sale completed on June 29, 2021, increasing the total number of shares sold and issued to 1,289,720. We raised aggregate gross proceeds of approximately $6.9 million in the public offering after giving effect to the exercise of the over-allotment option.

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

On April 12, 2021 and March 25, 2021, the Company approved restricted stock awards under the Plan to certain of its officers and employees in the aggregate amount of 12,300 shares and 63,475 shares, respectively, of which 60,750 shares are time-based grants and 15,025 shares are performance-based grants. The Company recorded $54,476 and $35,317 for the three months ended June 30, 2021 and 2020, respectively, and $86,182 and $64,479 for the six months ended June 30, 2021 and 2020, respectively, of expense related to restricted stock awards in general and administrative expense in its consolidated statement of operations. As of  June 30, 2021, there was $350,976 and $116,654 of unrecognized compensation expense related to unvested time-based and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted-average period of 3.2 and 2.7 years for time-based and performance-based awards, respectively. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

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

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Stock	Fair Value
Unvested at December 31, 2020	32,230	$4.09
Granted	60,750	$4.58
Vested	(12,651)	$4.30
Unvested at June 30, 2021	80,329	$4.43

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

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-Based Restricted Stock Grants	Stock	Fair Value
Unvested at December 31, 2020	18,652	$4.13
Granted	15,025	$4.51
Vested	(5,571)	$4.22
Unvested at June 30, 2021	28,106	$4.32

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

14. RISKS AND UNCERTANTIES

COVID-19

The coronavirus pandemic (“COVID-19”) has continued to impact the U.S. and global economies. The U.S. financial markets have experienced disruption and constrained credit conditions within certain sectors. Although more normalized activities have resumed, at this time the Company cannot predict the full extent of the impacts of the COVID-19 pandemic on the Company and the COVID-19 pandemic could have a delayed adverse impact on the Company's financial results. The Company will continue to monitor the pandemic's effects on a daily basis and will adjust its operations as necessary.

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

15. SUBSEQUENT EVENTS

On July 6, 2021, the Company extended the Revolver with the Lender and increased the principal amount available from $10 million to $15 million. The Revolver has a three-year maturity and bears interest on withdrawn funds at a rate equal to one-month LIBOR plus 3.00%.

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

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible, and secure storage space for residential and commercial customers. As of June 30, 2021, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

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

On December 20, 2018, certain wholly owned subsidiaries (“Credit Facility Secured Subsidiaries”) of the Company entered into a revolving credit loan agreement (collectively, the “Credit Facility Loan Agreement”) between the Credit Facility Secured Subsidiaries and TCF National Bank (“Credit Facility Lender”). Under the Credit Facility Loan Agreement, the Credit Facility Secured Subsidiaries may borrow from the Credit Facility Lender in the principal amount of up to $10 million pursuant to a promissory note (the “Credit Facility Promissory Note”). The Credit Facility Promissory Note bears an interest rate equal to 3.00% over the One Month U.S. Dollar London Inter-Bank Offered Rate and is due to mature on December 20, 2021. The obligations under the Credit Facility Loan Agreement are secured by certain real estate assets owned by the Credit Facility Secured Subsidiaries. The Company entered into a guaranty of payment on December 20, 2018 (the “Credit Facility Guaranty,” and together with the Credit Facility Loan Agreement, the Credit Facility Promissory Note and related instruments, the “Credit Facility Loan Documents”) to guarantee the payment to the Credit Facility Lender of certain obligations of the Credit Facility Secured Subsidiaries under the Credit Facility Loan Agreement. The Company and the Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Credit Facility Loan Documents. Our Credit Facility Loan Agreement was due to mature on December 20, 2021. However, as described in more detail below, we amended and extended the Credit Facility Loan Agreement on July 6, 2021.

On May 19, 2020, Midas Management Corporation (“MMC”) (the “Borrower”) entered into a Paycheck Protection Program Term Note (“PPP Note”) with Customers Bank on behalf of itself and Winmill & Co. Incorporated, Bexil Corporation, Tuxis Corporation, and/or their affiliates (collectively with the Company, the “Affiliates”) under the Paycheck Protection Program (the “Program”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). Certain officers and directors of the Company also serve as officers and/or directors of the Affiliates. As of June 30, 2021, certain of the Affiliates and the Company’s directors and employees may be deemed to own approximately 8.5% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization and the Affiliates, MMC acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. The Borrower received total proceeds of $486,602 from the PPP Note of which approximately $300,000 was attributable to the Company under the SBA’s loan determination formula. In accordance with the requirements of the CARES Act, the Affiliates used the proceeds from the PPP Note primarily for payroll and other eligible costs. Interest accrues on the PPP Note at the rate per annum of 1.00%. In March 2021, the Borrower applied to Customers Bank for forgiveness of the amount due on the PPP Note which shall be an amount equal to the sum of payroll and other eligible costs incurred during the Covered Period, as defined, following disbursement under the PPP Note.

For the three and six months ended June 30, 2021, there has been no material impact to the Company’s operations or cash flows due to the PPP Note. If and when the PPP Note is, in part or wholly forgiven, and legal release is received, the Company expects to record a gain in an amount proportionate to its share of payroll costs and other eligible expenses incurred during the Covered Period.

On June 25, 2021, we completed an underwritten public offering whereby we sold and issued an aggregate of 1,121,496 shares of our common stock at the price of $5.35 per share. Subsequently, the over-allotment option was exercised, and sale completed on June 29, 2021, increasing the total number of shares sold and issued to 1,289,720. We raised aggregate gross proceeds of approximately $6.9 million in the public offering after giving effect to the exercise of the over-allotment option.

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries may borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bears an interest rate equal to 3.00% over the One Month U.S. Dollar London Inter-Bank Offered Rate and is due to mature on July 6, 2021. The obligations under the Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents. The Company also maintains a bank account at the Amended Credit Facility Lender. As of June 30, 2021, we have withdrawn proceeds of $5,144,000 under the Amended Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Amended Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

We expect in the near-term there may be a lower volume of acquisition transactions in the self storage sector generally due to uncertainty from the novel coronavirus (“COVID-19”) pandemic. However, we continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not complete any acquisitions in the three months ended June 30, 2021.

We believe that our third-party management platform, Global MaxManagementSM, will provide an additional revenue stream through management fees and tenant insurance premiums and will help expand our brand awareness, and may also allow us to build a captive acquisition pipeline. Despite the challenges presented by the COVID-19 pandemic, we continue to actively market our third-party management platform to developers, single-property self storage operators, and small-portfolio self storage operators, and we believe these discussions may lead to the addition of new properties to our owned and/or third-party management portfolios. In light of reduced in-person marketing opportunities due to the COVID-19 pandemic, we have pivoted resources to digital and print marketing of our third-party management program. In addition, we may pursue third-party management opportunities of properties owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities. As of June 30, 2021, we managed one third-party owned property, which was rebranded as “Global Self Storage,” had 137,118-leasable square feet and was comprised of 618 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

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

As of June 30, 2021, we had capital resources totaling approximately $15.9 million, comprised of $8.4 million of cash, cash equivalents, and restricted cash, $2.6 million of marketable securities, and $4.9 million available for withdrawal under the Credit Facility Loan Agreement. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores. These capital resources allow us to continue to execute our strategic business plan, which includes funding acquisitions, either directly or through joint ventures; expansion projects at our existing properties; and broadening our revenue base and pipeline of potential acquisitions through developing Global MaxManagementSM, our third-party management platform. Our board of directors regularly reviews our strategic business plan, including topics and metrices like capital formation, debt versus equity ratios, dividend policy, use of capital and debt, funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) performance, and optimal cash levels.

We expect that the results of our operations will be affected by a number of factors. Many of the factors that will affect our operating results are beyond our control. The Company and its properties could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the COVID-19 pandemic. The COVID-19 pandemic has continued to impact the U.S. and global economies. The U.S. financial markets have experienced disruption and constrained credit conditions within certain sectors. Although more normalized activities have resumed, at this time the Company cannot predict the full extent of the impacts of the COVID-19 pandemic on the Company and the COVID-19 pandemic could have a delayed adverse impact on the Company's financial results. The Company will continue to monitor the pandemic's effects on a daily basis and will adjust its operations as necessary.

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

Results of Operations for the Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020

Revenues

Total revenues increased from $2,234,212 during the three months ended June 30, 2020 to $2,574,521 during the three months ended June 30, 2021, an increase of $340,309, or 15.2%. Rental income increased from $2,133,512 during the three months ended June 30, 2020 to $2,460,667 during the three months ended June 30, 2021, an increase of $327,155, or 15.3%. The increase was primarily attributable to the Millbrook, NY and West Henrietta, NY expansions, and increases in rental rates and occupancy at our wholly-owned stores.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $83,199 during the three months ended June 30, 2020 to $95,069 during the three months ended June 30, 2021, an increase of $11,870, or 14.3%. This increase was primarily attributable to an increase in the percentage of administrative fees due to the Company for tenant stored items insurance and increased insurance participation.

Income from our third-party management platform consists of management fees and customer insurance fees. Management fees and other income increased from $17,501 during the three months ended June 30, 2020 to $18,785 during the three months ended June 30, 2021.

Operating Expenses

Total operating expenses decreased from $1,954,340 during the three months ended June 30, 2020 to $1,939,903 during the three months ended June 30, 2021, a decrease of $14,437, or 0.7%, which was primarily attributable to a decrease in depreciation and amortization expense. Store operating expenses increased from $875,209 during the three months ended June 30, 2020 to $897,297 during the three months ended June 30, 2021, an increase of $22,088, or 2.5%.

Depreciation and amortization decreased from $502,746 during the three months ended June 30, 2020 to $406,561 during the three months ended June 30, 2021, a decrease of $96,185, or 19.1%, which was primarily attributable to amortization of the in-place leases in 2020 related to the November 2019 store acquisition in West Henrietta, NY.

General and administrative expenses increased from $575,568 during the three months ended June 30, 2020 to $631,208 during the three months ended June 30, 2021, an increase of $55,640, or 9.7%. The increase in general and administrative expenses during this period are primarily attributable to increases in stock-based compensation for 2021 due to restricted stock grants, expenses related to the Company’s annual meeting, and increased premiums for E&O/D&O insurance.

Business development, capital raising, store acquisition, and third-party management marketing expenses increased from $817 during the three months ended June 30, 2020 to $4,837 during the three months ended June 30, 2021. These costs primarily consist of costs incurred in connection with business development, capital raising, and future potential store acquisitions, and third-party management marketing expenses. The increase is primarily attributable to more activities related to capital raising, store acquisitions, and third-party management marketing expenses. Business development costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

As a result of the operating effects noted above, operating income increased from $279,872 during the three months ended June 30, 2020 to $634,618 during the three months ended June 30, 2021, an increase of $354,746, or 126.8%.

Other income (expense)

Interest expense on loans decreased from $294,522 during the three months ended June 30, 2020 to $286,572 during the three months ended June 30, 2021. This decrease was attributable to fluctuating interest expense on funds drawn on the Credit Facility Loan Agreement. The cash payments for the $20 million loan remain the same every month until June 2036.

Dividend, interest, and other income was $20,270 during the three months ended June 30, 2020 and $18,792 during the three months ended June 30, 2021.

Unrealized gain on marketable equity securities was $27,764 during the three months ended June 30, 2020 and the unrealized gain on marketable equity securities was $494,461 during the three months ended June 30, 2021.

Net income (loss)

For the three months ended June 30, 2020, net loss was $22,144, or $0.00 per fully diluted share. For the three months ended June 30, 2021, net income was $861,299, or $0.09 per fully diluted share.

Results of Operations for the Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020

Revenues

Total revenues increased from $4,473,756 during the six months ended June 30, 2020 to $5,016,708 during the six months ended June 30, 2021, an increase of $542,952, or 12.1%. Rental income increased from $4,283,752 during the six months ended June 30, 2020 to $4,793,905 during the six months ended June 30, 2021, an increase of $510,153, or 11.9%. The increase was primarily attributable to the West Henrietta, NY acquisition, increases in rental rates at our other wholly-owned stores, and to a lesser extent, our Millbrook, NY and West Henrietta, NY expansions.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $155,159 during the six months ended June 30, 2020 to $185,821 during the six months ended June 30, 2021, an increase of $30,662, or 19.8%. This increase was primarily attributable to an increase in the percentage of administrative fees due to the Company for tenant stored items insurance and increased insurance participation.

Operating Expenses

Total operating expenses decreased from $4,078,219 during the six months ended June 30, 2020 to $3,918,158 during the six months ended June 30, 2021, a decrease of $160,061, or 3.9%, which was primarily attributable to a decrease in depreciation and amortization expense. Store operating expenses increased from $1,791,289 during the six months ended June 30, 2020 to $1,891,321 during the six months ended June 30, 2021, an increase of $100,032, or 5.6%.

Depreciation and amortization decreased from $1,018,682 during the six months ended June 30, 2020 to $812,175 during the six months ended June 30, 2021, a decrease of $206,507, or 20.3%, which was primarily attributable to amortization of the in-place leases related to the 2019 store acquisition in West Henrietta, NY.

General and administrative expenses decreased from $1,258,191 during the six months ended June 30, 2020 to $1,209,825 during the six months ended June 30, 2021, a decrease of $48,366, or 3.8%. The decrease in the general and administrative expenses during the period are primarily attributable to a decrease in certain professional fees.

Business development, capital raising, store acquisition, and third-party management marketing expenses decreased from $10,057 during the six months ended June 30, 2020 to $4,837 during the six months ended June 30, 2021. The decrease is primarily attributable to less expenses related to third-party management marketing, store acquisition, and capital raising expenses. Business development, capital raising, and store acquisition-related costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

Operating income increased from $395,537 during the six months ended June 30, 2020 to $1,098,550 during the six months ended June 30, 2021, an increase of $703,013, or 177.7%. The increase in operating income was primarily attributable to a decrease in depreciation and amortization expense and decrease in certain general and administrative expenses.

Other income (expense)

Interest expense on loans decreased from $600,305 during the six months ended June 30, 2020 to $572,064 during the six months ended June 30, 2021. This decrease was attributable to fluctuations in interest expense on funds drawn on the credit revolver. The cash payments for the $20 million loan remain the same every month until June 2036.

Dividend, interest, and other income was $44,369 during the six months ended June 30, 2020 and $36,863 during the six months ended June 30, 2021.

Unrealized loss on marketable equity securities was $218,169 during the six months ended June 30, 2020 and the unrealized gain on marketable equity securities was $709,197 during the six months ended June 30, 2021.

Net income (loss)

For the six months ended June 30, 2020, net loss was $378,568, or $0.04 per fully diluted share. For the six months ended June 30, 2021, net income was $1,272,546, or $0.14 per fully diluted share.

Distributions and Closing Market Prices

Distributions for the three months ended June 30, 2021 and 2020 each totaled $0.065 per share, respectively. The Company’s closing market price as of June 30, 2021 and June 30, 2020 were $5.21 and $3.85, respectively. Past market price performance and distribution levels do not guarantee similar results in the future.

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

Self Storage Portfolio

The following discussion and analysis of our same-store self storage operations are presented on a comparative basis for the six months ended June 30, 2021.

GLOBAL SELF STORAGE STORES

		Year Store	Number	Net Leasable	June 30, 2021 Square Foot	June 30, 2020 Square Foot
Property(1)	Address	Opened / Acquired	of Units	Square Feet	Occupancy %	Occupancy %
OWNED STORES
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	807	113,700	97.3%	95.9%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,408	98.9%	90.6%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	94.9%	91.8%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	728	97,755	92.3%	93.9%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	568	80,970	98.0%	93.0%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	643	68,111	97.9%	97.9%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	694	78,857	97.4%	94.6%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	567	76,560	96.2%	83.2%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	246	42,760	96.3%	91.8%
TOTAL/AVERAGE SAME-STORES			5,087	675,711	96.3%	92.9%

SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	538	76,360	94.7%	79.1%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	260	24,472	95.4%	67.0%
SSG WEST HENRIETTA LLC	70 Erie Station Road, West Henrietta, NY 14586	2016 / 2019	479	55,550	89.1%	86.4%
TOTAL/AVERAGE NON SAME-STORES			1,277	156,382	92.9%	79.1%

TOTAL/AVERAGE SAME-STORES AND NON SAME-STORES			6,364	832,092	95.7%	90.5%

MANAGED STORES
TPM EDMOND LLC	14000 N I 35 Service Rd, Edmond, OK 73013	2015 / 2019	618	137,118	97.4%	90.0%
TOTAL/AVERAGE MANAGED STORES			618	137,118	97.4%	90.0%

TOTAL/AVERAGE ALL OWNED/MANAGED STORES			6,982	969,210	95.9%	90.4%

(1)	Each store is directly owned or managed by the Company’s wholly owned subsidiary listed in the table.

Certain stores’ leasable square feet in the chart above includes outside auto/RV/boat storage space: approximately 13,000 square feet at SSG Sadsbury LLC; 15,700 square feet at SSG Bolingbrook LLC; 9,000 square feet at SSG Dolton LLC; 1,000 square feet at SSG Merrillville LLC; 7,200 square feet at SSG Summerville II LLC and 8,750 square feet at SSG Clinton LLC. For SSG Lima LLC, included is approximately 12,683 square feet of non-storage commercial and student housing space. Approximately 32% of our total available units are climate-controlled, 60% are traditional drive-up storage, and 8% are outdoor parking storage for boats, cars and recreational vehicles.

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions, or new ground-up developments. At June 30, 2021, we owned nine same-store properties and three non same-store properties. The Company believes that, by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, and NOI, stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions, or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy at June 30, 2021 increased by 3.4% to 96.3% from 92.9% at June 30, 2020. This excludes the impact from the West Henrietta, NY expansion project completed in August 2020, Millbrook, NY expansion project completed in February 2020, and our McCordsville, IN conversion, which commenced in April 2020 and was completed June 2020.

Same-store revenues increased by 11.1% and 7.9% for the three and six months ended June 30, 2021 versus the same periods in 2020. Same-store cost of operations increased by 0.6% and 4.2% for the three and six months ended June 30, 2021 versus the same periods in 2020. Same-store NOI increased by 17.9% and 10.3% for the three and six months ended June 30, 2021 versus the same periods in 2020. The increase in same-store NOI was due primarily to an increase in revenues.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped our same-store overall average occupancy maintain at or around 96% as of June 30, 2021. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty, resulting in strong referral and word-of-mouth market demand for our storage units and services. Another contributing factor to our results was our competitor move-in rate metrics analysis which employs internet data scraping and other methods to help keep our storage unit move-in rates “in the market,” and our revenue rate management program which helped increase existing tenant rates while maintaining or building store occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months Ended June 30,	2021	2020	Variance	% Change
Revenues	$2,021,840	$1,819,877	$201,963	11.1%
Cost of operations	$715,221	$711,169	$4,052	0.6%
Net operating income	$1,306,619	$1,108,708	$197,911	17.9%
Depreciation and amortization	$239,067	$237,206	$1,861	0.8%
Net leasable square footage at period end*	675,711	675,526	185	0.0%
Net leased square footage at period end	650,733	627,433	23,300	3.7%
Overall square foot occupancy at period end	96.3%	92.9%	3.4%	3.7%
Total annualized revenue per leased square foot	$12.43	$11.60	$0.83	7.1%
Total available leasable storage units*	5,087	5,075	12	0.2%
Number of leased storage units	4,913	4,669	244	5.2%

SAME - STORE PROPERTIES

Six Months Ended June 30,	2021	2020	Variance	% Change
Revenues	$3,951,228	$3,663,530	$287,698	7.9%
Cost of operations	$1,517,858	$1,457,173	$60,685	4.2%
Net operating income	$2,433,370	$2,206,357	$227,013	10.3%
Depreciation and amortization	$477,215	$474,905	$2,310	0.5%
Net leasable square footage at period end*	675,711	675,526	185	0.0%
Net leased square footage at period end	650,733	627,433	23,300	3.7%
Overall square foot occupancy at period end	96.3%	92.9%	3.4%	3.7%
Total annualized revenue per leased square foot	$24.29	$23.36	$0.93	4.0%
Total available leasable storage units*	5,087	5,075	12	0.2%
Number of leased storage units	4,913	4,669	244	5.2%

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

The following table presents a reconciliation of same-store net operating income to net income (loss) as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$861,299	$(22,144)	$1,272,546	$(378,568)
Adjustments:
Management fees and other income	(18,785)	(17,501)	(36,982)	(34,845)
General and administrative	631,208	575,568	1,209,825	1,258,191
Depreciation and amortization	406,561	502,746	812,175	1,018,682
Business development	4,837	817	4,837	10,057
Dividend, interest, and other income	(18,792)	(20,270)	(36,863)	(44,369)
Unrealized (gain) loss on marketable equity securities	(494,461)	27,764	(709,197)	218,169
Interest expense	286,572	294,522	572,064	600,305
Non same-store revenues	(533,896)	(396,834)	(1,028,498)	(775,381)
Non same-store cost of operations	182,076	164,040	373,463	334,116
Total same-store net operating income	$1,306,619	$1,108,708	$2,433,370	$2,206,357

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Same-store revenues	$2,021,840	$1,819,877	$3,951,228	$3,663,530
Same-store cost of operations	715,221	711,169	$1,517,858	1,457,173
Total same-store net operating income	$1,306,619	$1,108,708	$2,433,370	$2,206,357

Analysis of Same-Store Revenue

For the three and six months ended June 30, 2021, same-store revenue increased 11.1%, or $201,963, and 7.9%, or 287,698, respectively, versus the same periods in 2020, which was attributable to, among other things, consistent rent collections, despite the COVID-19 pandemic, and a 3.7% increase in net leased square footage. Same-store average overall square foot occupancy for all of the Company’s same-store properties increased to 96.3% at June 30, 2021, up from 92.9% at June 30, 2020.

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

As of June 30, 2021, we observed no material degradation in rent collections. However, we believe that our bad debt losses (which are reflected as a reduction in revenues) could increase from historical levels, due to (i) cumulative stress on our customers’ financial capacity, (ii) reduced rent recoveries from auctioned units, and (iii) the continued delay of auctions in certain locations, which began in March 2020.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of June 30, 2021, our average tenant duration of stay was approximately 3.1 years, up from approximately 3.0 years as of June 30, 2020.

Analysis of Same-Store Cost of Operations

For the three and six months ended June 30, 2021, same-store cost of operations increased 0.6%, or $4,052, and 4.2%, or 60,685, respectively, versus the same periods in 2020. This increase in same-store cost of operations for the six months ended June 30, 2020 was due primarily to increased landscaping expense from snow removal.

On-site store manager, regional manager, and district manager payroll expense decreased 1.0%, or $2,254, and increased 0.9%, or $4,160, respectively, for the three and six months ended June 30, 2021 versus the same periods in 2020. The increase for the six months ended June 30, 2021 was due primarily to higher wage expenses. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores.

Store property tax expense decreased 4.5%, or $12,508, and 2.5%, or $14,084, respectively, for the three and six months ended June 30, 2021 versus the same periods in 2020. When compared to store property tax expense for the three months ended June 30, 2021, we currently expect store property tax expense to remain consistent for the remainder of 2021. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail.

Repairs and maintenance expense increased 12.3%, or $2,267, and decreased 6.6%, or $2,848, respectively, for the three and six months ended June 30, 2021 versus the same periods in 2020. These expenses decreased during  the six months ended June 30, 2020 versus the same period in 2020 primarily due to a decrease in one-off maintenance expenses.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utilities expense increased 2.4%, or $7,845, and 6.6%, or $5,657, respectively, for the three and six months ended June 30, 2021 versus the same periods in 2020, primarily due to higher energy usage during the  three and six months ended June 30, 2021 versus the same periods in 2020  at most of our stores. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in slightly higher net utility costs for the remainder of 2021.

Landscaping expenses, which include snow removal costs, decreased 3.1%, or $551, and increased 165.2%, or $59,001, respectively for the three and six months ended June 30, 2021 versus the same periods in 2020. The increase in landscaping expense in the  six months ended June 30, 2020 versus the same period in 2020 is primarily due to higher snow removal expenses. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense for the remainder of 2021, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 14.4%, or $6,934, and 16.4%, or $15,843, respectively, for the three and six months ended June 30, 2021 versus the same periods in 2020, primarily due to decreased marketing costs and internet advertising expenses. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a nominal rate for the remainder of 2021.

Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. General expenses increased 10.7%, or $5,433, and 8.0%, or $8,391, respectively, for the three and six months ended June 30, 2021 versus the same periods in 2020. These expenses increased during the three and six months ended June 30, 2021 versus the same periods in 2020 primarily due to increased expenses for office supplies and travel. Administrative expenses increased 5.9%, or $6,194, and 28.2%, or $66,925, for the three and six months ended June 30, 2021 versus the same periods in 2020. We experienced an increase in administrative expenses in the  six months ended June 30, 2020 versus the same period in 2020 due primarily to higher landscaping expense in connection with snow removal. We currently expect moderate increases in direct store costs during the remainder of 2021.

Depreciation and amortization increased 0.8%, or $1,861, and 0.5%, or $2,310, respectively, for the three and six months ended June 30, 2021 versus the same periods in 2020.

Property Tax Expenses at Dolton, IL

Late in the third quarter of 2017, our Dolton, IL property was reassessed by the municipality and separately, our Class 8 tax incentive renewal hearing was held. As a result of those two events, our Dolton, IL property was reassessed at approximately 52% higher and the Class 8 tax incentive was not renewed. These events were applied retroactively to take effect on January 1, 2017. The combined impact was an increase in property tax expenses from $105,000 during 2016 to $210,000 during 2017, $240,000 during 2018, $395,000 during 2019, and $399,000 during 2020. The Class 8 tax incentive phased out over the years 2017, 2018, 2019 and 2020. We currently expect the property tax expenses at our Dolton, IL property to increase by approximately 20% in 2021. Both the property tax reassessment and our Class 8 tax incentive renewal status are currently under appeal. However, there is no guarantee that either the assessment will be reduced or our Class 8 tax incentive status will be reinstated.

Combined Same-Store and Non Same-Store Self Storage Operations

At June 30, 2021, we owned nine same-store properties and three non same-store properties. The non same-store properties are McCordsville, IN, Millbrook, NY, and West Henrietta, NY.

Combined store average overall square foot occupancy at June 30, 2021 increased by 5.2% to 95.7% from 90.5% at June 30, 2020. This includes the impact from our Millbrook, NY store expansion project completed during February 2020, our McCordsville, IN conversion completed during June 2020, and our West Henrietta, NY store expansion project completed during August 2020. Our Millbrook, NY store expansion project added approximately 11,800 leasable square feet of all-climate-controlled storage units. Our McCordsville, IN store conversion added a total of 13,713 leasable square feet of all-climate-controlled storage units. Our West Henrietta store expansion added a total of 7,300 leasable square feet of drive-up storage units. Upon completion in February 2020 of the Millbrook, NY store expansion project, its area occupancy dropped from approximately 88.6% to approximately 45.5%. Upon completion in June 2020 of the McCordsville, IN store conversion project, its area occupancy dropped from what would have been approximately 97.4% to approximately 79.1%. Upon completion in August 2020 of the West Henrietta, NY store expansion project, its area occupancy dropped from approximately 89.6% to approximately 77.9%.

We grew our top-line results by increasing combined store revenues by 15.3% and 12.2% for the three and six months ended June 30, 2021 versus the same periods in 2020. Combined store cost of operations increased by 2.5% and 5.6% for the three and six months ended June 30, 2021 versus the same periods in 2020. Combined store NOI increased by 23.6% and 16.6% for the three and six months ended June 30, 2021 versus the same periods in 2020.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives, drive-by curb appeal, and superior roadside signage which helped deliver new tenant inquiries and enabled our combined store overall average occupancy to maintain at or above 95% as of June 30, 2021. Also, contributing to our strong results were our customer service efforts which we believe were essential in building local brand loyalty resulting in referral and word-of-mouth market demand for our storage units and services.

These results are summarized as follows:

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

Three Months Ended June 30,	2021	2020	Variance	% Change
Revenues	$2,555,736	$2,216,711	$339,025	15.3%
Cost of operations	$897,297	$875,209	$22,088	2.5%
Net operating income	$1,658,439	$1,341,502	$316,937	23.6%
Depreciation and amortization	$359,635	$455,820	$(96,185)	-21.1%
Net leasable square footage at period end*	832,092	824,382	7,710	0.9%
Net leased square footage at period end	795,940	745,757	50,184	6.7%
Overall square foot occupancy at period end	95.7%	90.5%	5.2%	5.7%
Total available leasable storage units	6,364	6,328	36	0.6%
Number of leased storage units*	6,068	5,581	487	8.7%

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

Six Months Ended June 30,	2021	2020	Variance	% Change
Revenues	$4,979,726	$4,438,912	$540,814	12.2%
Cost of operations	$1,891,321	$1,791,290	$100,031	5.6%
Net operating income	$3,088,405	$2,647,622	$440,783	16.6%
Depreciation and amortization	$718,324	$936,365	$(218,041)	-23.3%
Net leasable square footage at period end*	832,092	824,382	7,710	0.9%
Net leased square footage at period end	795,940	745,757	50,184	6.7%
Overall square foot occupancy at period end	95.7%	90.5%	5.2%	5.7%
Total available leasable storage units	6,364	6,328	36	0.6%
Number of leased storage units*	6,068	5,581	487	8.7%

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

The following table presents a reconciliation of combined same-store and non same-store net operating income (loss) to net income (loss) as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$861,299	$(22,144)	$1,272,546	$(378,568)
Adjustments:
Management fees and other income	(18,785)	(17,501)	(36,982)	(34,845)
General and administrative	631,208	575,568	1,209,825	1,258,191
Depreciation and amortization	406,561	502,746	812,175	1,018,682
Business development and property acquisition costs	4,837	817	4,837	10,057
Dividend and interest income	(18,792)	(20,270)	(36,863)	(44,369)
Unrealized gain on marketable equity securities	(494,461)	27,764	(709,197)	218,169
Interest expense	286,572	294,522	572,064	600,305
Total combined same-store and non same-store net operating income	$1,658,439	$1,341,502	$3,088,405	$2,647,622

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Combined same-store and non same-store revenues	$2,555,736	$2,216,711	$4,979,726	$4,438,911
Combined same-store and non same-store cost of operations	$897,297	875,209	$1,891,321	1,791,289
Total combined same-store and non same-store net operating income	$1,658,439	$1,341,502	$3,088,405	$2,647,622

Analysis of Combined Same-Store and Non Same-Store Revenue

For the three and six months ended June 30, 2021, combined store revenues increased 15.3%, or $339,025, and 12.2%, or 540,814, respectively, versus the same periods in 2020, which was primarily attributable to, among other things, a 6.7% increase in net leased square footage due to our acquisition and subsequent expansion of a self storage property in West Henrietta, NY, lease-up progress at our Millbrook, NY expansion and McCordsville, IN conversion, and the results of our revenue rate management program of raising existing tenant rates.

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

As of June 30, 2021, we observed no material degradation in rent collections. However, we believe that our bad debt losses (which are reflected as a reduction in revenues) could increase from historical levels, due to (i) cumulative stress on our customers’ financial capacity, (ii) reduced rent recoveries from auctioned units, and (iii) the continued delay of auctions in certain locations, which began in March 2020.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of June 30, 2021, our average tenant duration of stay was approximately 2.8 years, approximately the same as of June 30, 2020.

Analysis of Combined Same-Store and Non Same-Store Cost of Operations

Combined store cost of operations increased 2.5%, or $22,088, and 5.6%, or $100,031, respectively, for the three and six months ended June 30, 2021 versus the same periods in 2020. This increase in combined store cost of operations for the  three and six months ended June 30, 2021 was due primarily to increased store level employment expense for the  three and six months ended June 30, 2021 and increased snow removal expense during the first quarter of 2021 .

On-site store manager and supervisory payroll expense increased 3.5%, or $9,574, and 5.6%, or $30,452, respectively, for the three and six months ended June 30, 2021 versus the same periods in 2020. This increase was due primarily to higher wage and administration expenses attributable to routine employee hiring activities. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as store, district, and regional managers.

Store property tax expense decreased 3.3%, or $10,465, and 2.0% or $12,710, respectively, for the three and six months ended June 30, 2021 versus the same periods in 2020. When compared to store property tax expense for the three months ended June 30, 2021, we currently expect store property tax expense to remain consistent for the remainder of 2021.

Repairs and maintenance expense increased 18.9%, or $4776, and 4.7% or $2,438, respectively, for the three and six months ended June 30, 2021 versus the same periods in 2020. These expenses increased during the three and six months ended June 30, 2021 versus the same period in 2020 primarily due to an increase in one-off maintenance expenses.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utilities expense decreased 5.2%, or $2,543, and increased 3.6%, or $4,472, respectively, for the three and six months ended June 30, 2021 versus the same periods in 2020, primarily due to lower energy usage during the six months ended June 30, 2021  versus the same period in 2020. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in slightly higher net utility costs for the remainder of 2021.

Landscaping expenses, which include snow removal costs, decreased 2.4%, or $567, and increased 137.6%, or $67,027, respectively, for the three and six months ended June 30, 2021 versus the same periods in 2020. The increase in landscaping expense in six months ended June 30, 2021 versus the same period in 2020 is primarily due to higher snow removal expenses in the first quarter of 2021. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense for the remainder of 2021, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 8.4%, or $5,560, and 16.1%, or $23,322, respectively, for the three and six months ended June 30, 2021 versus the same periods in 2020, primarily due to decreased marketing costs and internet advertising expenses in the six months ended June 30, 2021. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to remain the same for the remainder of 2021.

Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. General expenses increased 7.5%, or $5,211, and 5.7%, or $7,966, respectively, for the three and six months ended June 30, 2021 versus the same periods in 2020. Expenses for the six months ended June 30, 2021 increased primarily due to increased expenses for office supplies and travel. Administrative expenses increased 6.5%, or $9,331, and 27.5%, or $86,854, respectively, for the three and six months ended June 30, 2021 versus the same periods in 2020. We experienced an increase in administrative expenses for the six months ended June 30, 2021 versus the same period in 2020 due primarily to higher snow removal expenses in the first quarter of 2021. We currently expect moderate increases in direct store costs during the remainder of 2021.

Depreciation and amortization decreased 21.1%, or $96,185, and 23.3%, or $218,041, respectively, for the three and six months ended June 30, 2021 versus the same periods in 2020. The difference is primarily attributable to depreciation of the building and fixtures related to the 2019 store acquisition in West Henrietta, NY, the expansions of the Millbrook, NY and West Henrietta, NY stores, and amortization of the in-place leases related to the 2019 store acquisition at West Henrietta, NY.

Analysis of Global Self Storage FFO and AFFO

The following tables present reconciliation and computation of net income (loss) to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share (unaudited):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$861,299	$(22,144)	$1,272,546	$(378,568)
Eliminate items excluded from FFO:
Unrealized (gain) loss on marketable equity securities	(494,461)	27,764	(709,197)	218,169
Depreciation and amortization	406,561	502,746	812,175	1,018,682
FFO attributable to common stockholders	773,399	508,366	1,375,524	858,283
Adjustments:
Compensation expense related to stock-based awards	54,476	35,317	86,182	64,479
Business development, capital raising, store acquisition, and third-party management marketing expenses	4,837	817	4,837	10,057
AFFO attributable to common stockholders	$832,712	$544,500	$1,466,543	$932,819

Earnings per share attributable to common stockholders - basic	$0.09	$(0.00)	$0.14	$(0.04)
Earnings per share attributable to common stockholders - diluted	$0.09	$(0.00)	$0.14	$(0.04)
FFO per share - diluted	$0.08	$0.05	$0.15	$0.09
AFFO per share - diluted	$0.09	$0.06	$0.16	$0.10

Weighted average shares outstanding - basic	9,363,981	9,269,567	9,328,432	9,266,189
Weighted average shares outstanding - diluted	9,402,479	9,269,567	9,370,935	9,266,189

FFO increased 52.1%, or $265,034, and 60.3% or $517,245, for the three and six months ended June 30, 2021 respectively, versus the same period in 2020. FFO per diluted share increased from $0.05 per share to $0.08 per share and from $0.09 per share to $0.15 per share, for the three and six months ended June 30, 2021, respectively, versus the same periods in 2020. AFFO increased 52.9%, or $288,213, and 57.2% or $533,728, for the three and six months ended June 30, 2021, respectively, versus the same periods in 2020. AFFO per diluted share increased from $0.06 per share to $0.09 per share and from $0.10 per share to $0.16 per share for the three and six months ended June 30, 2021 versus the same periods in 2020.

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

In 2019, the Company broke ground on the Millbrook, NY expansion, which, upon completion in February 2020, added approximately 11,800 leasable square feet of all-climate-controlled units. Upon completion in February 2020 of the Millbrook, NY store expansion project, its area occupancy dropped from approximately 88.6% to approximately 45.5%. Lease-up of the Millbrook, NY expansion has gone faster than expected. As of June 30, 2021, the Millbrook, NY store’s total area occupancy stood at 95.4%.

In the first quarter of 2020, the Company began reviewing plans to convert certain commercially-leased space to all-climate-controlled units at the McCordsville, IN property. In April 2020, the Company commenced such conversion, which was completed in June 2020, resulting in a new total of 535 units and 76,360 leasable square feet at the McCordsville, IN property. Upon completion in June 2020 of the McCordsville, IN store conversion project, its total area occupancy dropped from what would have been approximately 97.4% to approximately 79.1%. As of June 30, 2021, the McCordsville, IN store’s total area occupancy stood at 94.7%.

Our West Henrietta, NY store expansion project, completed in August 2020, added approximately 7,300 leasable square feet of drive-up storage units. Upon completion of the expansion project the West Henrietta, NY store’s total area occupancy dropped from approximately 89.6% to approximately 77.9%. As of June 30, 2021, the West Henrietta, NY store’s total area occupancy stood at 89.1%. There is no guarantee that we will experience demand for the newly added West Henrietta, NY expansion or that we will be able to successfully lease-up the expansion to the occupancy level of our other properties.

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains and losses on the Company’s investment in marketable equity securities for the six months ended June 30, 2021 and 2020 were gains of $709,197 and losses of $218,169, respectively. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we may liquidate our investment in marketable equity securities and potentially realize gains or losses. As of June 30, 2021, our unrealized gain on marketable equity securities was $1,870,161. There were no realized gains or losses for the six months ended June 30, 2021.

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

10.1 Amended and Restated Guaranty of Payment dated July 6, 2021, by Global Self Storage, Inc. in favor of The Huntington National Bank, successor by merger to TCF National Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2021 and incorporated herein by reference).

X

10.2 First Amendment to the Loan Documents dated July 6, 2021, between certain subsidiaries of Global Self Storage, Inc. and The Huntington National Bank, successor by merger to TCF National Bank (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2021 and incorporated herein by reference).

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

101. The following materials from Global Self Storage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, are formatted in Inline XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Financial Statements.

X

104. The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL (eXtensible Business Reporting Language) and in included in Exhibit 101.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: August 16, 2021	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: August 16, 2021	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)