Form 10-Q
period 2021-09-30
Global Self Storage, Inc.
filed 2021-11-15
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 29, 2021 was 10,708,613.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. One of the most significant factors is the ongoing impact of the novel coronavirus (“COVID-19”) pandemic on the economy, the self storage industry and the broader financial markets. The Company is unable to predict whether the continuing effects of the COVID-19 pandemic will trigger a further economic slowdown and to what extent the Company will experience disruptions related to the COVID-19 pandemic. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally and the emergence and severity of COVID-19 variants, uncertainty regarding the effectiveness of federal, state and local governments' efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity, including the timing of the successful distribution of an effective vaccine. The outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below and the risks described in “Item 1A. Risk Factors” included in our most recent annual report on Form 10-K and in this quarterly report and in our subsequent filings with the Securities and Exchange Commission (the “SEC”). Such factors include, but are not limited to:

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Real estate assets, net	$58,790,221	$59,768,533
Cash and cash equivalents	2,527,319	1,614,771
Restricted cash	231,505	340,672
Investments in securities	2,707,640	1,916,451
Accounts receivable	106,200	106,521
Prepaid expenses and other assets	510,420	351,764
Line of credit issuance costs, net	258,948	152,542
Goodwill	694,121	694,121
Total assets	$65,826,374	$64,945,375
Liabilities and equity
Note payable, net	$18,036,797	$18,389,176
Accounts payable and accrued expenses	1,439,711	1,373,308
Line of credit borrowing	—	5,144,000
Total liabilities	19,476,508	24,906,484
Commitments and contingencies
Equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized, 10,708,613 and 9,343,118 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	107,086	93,431
Additional paid in capital	46,766,712	40,455,409
Accumulated deficit	(523,932)	(509,949)
Total equity	46,349,866	40,038,891
Total liabilities and equity	$65,826,374	$64,945,375

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rental income	$2,608,664	$2,237,424	$7,402,570	$6,521,176
Other property related income	102,428	90,989	288,249	246,148
Management fees and other income	19,426	17,496	56,408	52,341
Total revenues	2,730,518	2,345,909	7,747,227	6,819,665
Expenses
Property operations	940,372	907,350	2,831,693	2,698,639
General and administrative	594,547	564,162	1,804,371	1,822,353
Depreciation and amortization	409,763	509,219	1,221,938	1,527,901
Business development	1,797	471	6,635	10,528
Total expenses	1,946,479	1,981,202	5,864,637	6,059,421
Operating income	784,039	364,707	1,882,590	760,244
Other income (expense)
Dividend and interest income	19,533	17,648	56,396	62,017
Unrealized gain on marketable equity securities	81,992	245,571	791,189	27,402
Interest expense	(256,502)	(290,802)	(828,567)	(891,107)
Total other income (expense), net	(154,977)	(27,583)	19,018	(801,688)
Net income (loss) and comprehensive income (loss)	$629,062	$337,124	$1,901,608	$(41,444)
Earnings per share
Basic	$0.06	$0.04	$0.19	$(0.00)
Diluted	$0.06	$0.04	$0.19	$(0.00)
Weighted average shares outstanding
Basic	10,601,521	9,277,043	9,757,458	9,269,834
Diluted	10,635,006	9,290,984	9,787,317	9,269,834

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

					Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity
Balances at December 31, 2020	9,343,118	$93,431	$40,455,409	$(509,949)	$40,038,891
Restricted stock grants issued	63,475	635	(635)	—	—
Stock-based compensation	—	—	31,706	—	31,706
Net income	—	—	—	411,247	411,247
Dividends	—	—	—	(607,303)	(607,303)
Balances at March 31, 2021	9,406,593	94,066	40,486,480	(706,005)	39,874,541
Restricted stock grants issued	12,300	123	(123)	—	—
Issuance of common stock, net of expenses	1,289,720	12,897	6,171,787	—	6,184,684
Stock-based compensation	—	—	54,476	—	54,476
Net income	—	—	—	861,299	861,299
Dividends	—	—	—	(612,228)	(612,228)
Balances at June 30, 2021	10,708,613	107,086	46,712,620	(456,934)	46,362,772
Stock-based compensation	—	—	54,092	—	54,092
Net income	—	—	—	629,062	629,062
Dividends	—	—	—	(696,060)	(696,060)
Balances at September 30, 2021	10,708,613	$107,086	$46,766,712	$(523,932)	$46,349,866

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

							Total
	Common Stock		Paid in		Retained		Stockholders'
	Shares	Par Value	Capital		Earnings		Equity
Balances at December 31, 2019	9,330,297	$93,303	$40,329,502		$1,643,111		$42,065,916
Restricted stock grants issued	25,905	259	(259)		—		—
Stock-based compensation	—	—	29,162		—		29,162
Net loss	—	—	—		(356,424)		(356,424)
Dividends	—	—	—		(606,469)		(606,469)
Balances at March 31, 2020	9,356,202	93,562	40,358,405	-	680,218	-	41,132,185
Stock-based compensation	—	—	35,317		—		35,317
Net loss	—	—	—		(22,144)		(22,144)
Dividends	—	—	—		(608,154)		(608,154)
Balances at June 30, 2020	9,356,202	93,562	40,393,722		49,920		40,537,204
Stock-based compensation	—	—	35,283		—		35,283
Net income	—	—	—		337,124		337,124
Dividends	—	—	—		(608,153)		(608,153)
Balances at September 30, 2020	9,356,202	$93,562	$40,429,005		$(221,109)		$40,301,458

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$1,901,608	$(41,444)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,221,938	1,527,901
Unrealized gain on marketable equity securities	(791,189)	(27,402)
Amortization of loan procurement costs	155,176	149,946
Stock-based compensation	140,274	99,762
Changes in operating assets and liabilities:
Accounts receivable	321	95,006
Prepaid expenses and other assets	(158,656)	(275,825)
Accounts payable and accrued expenses	64,324	(310,392)
Net cash provided by operating activities	2,533,796	1,217,552
Cash flows from investing activities
Improvements and equipment additions	(243,626)	(194,787)
Construction	—	(1,402,573)
Net cash used in investing activities	(243,626)	(1,597,360)
Cash flows from financing activities
Issuance of common stock, net of expenses	6,184,684	—
Line of credit (repayment) borrowing, net	(5,144,000)	230,000
Issuance costs on renewal of revolving line of credit	(231,926)	—
Principal payments on note payable	(382,035)	(366,378)
Dividends paid	(1,913,512)	(1,819,845)
Net cash used in financing activities	(1,486,789)	(1,956,223)
Net increase (decrease) in cash, cash equivalents, and restricted cash	803,381	(2,336,031)
Cash, cash equivalents, and restricted cash, beginning of period	1,955,443	4,253,565
Cash, cash equivalents, and restricted cash, end of period	$2,758,824	$1,917,534
Supplemental cash flow and noncash information
Cash paid for interest	$688,695	$757,537
Supplemental disclosure of noncash activities:
Dividends payable	$2,079	$2,930

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION

Global Self Storage, Inc. (the “Company,” “we,” “our,” “us”) is a self-administered and self-managed Maryland real estate investment trust (“REIT”) that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. As of September 30, 2021, through its wholly owned subsidiaries, the Company owned and/or managed 13 self-storage properties in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company operates primarily in one segment: rental operations.

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

The accompanying unaudited consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with GAAP for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our unaudited consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$2,527,319	$1,614,771
Restricted cash	231,505	340,672
Total cash, cash equivalents, and restricted cash as shown in our unaudited consolidated statements of cash flows	$2,758,824	$1,955,443

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

The Company evaluates goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value may be less that carrying amounts. If it is determined that the carrying amount of goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value, an impairment charge is recorded. There were no indicators of impairment to goodwill, real estate assets, and intangible assets as of September 30, 2021, and no impairment charges were recorded during for any periods presented herein.

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

3. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows

	September 30, 2021	December 31, 2020
Land	$6,122,065	$6,122,065
Buildings, improvements, and equipment	60,561,544	60,317,918
Self storage properties	66,683,609	66,439,983
Less: Accumulated depreciation	(7,893,388)	(6,671,450)
Real estate assets, net	$58,790,221	$59,768,533

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

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consisted of the following:

		Gross Unrealized
September 30, 2021	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,952,153	$—	$2,707,640
Total investment in marketable equity securities	$755,487	$1,952,153	$—	$2,707,640

		Gross Unrealized
December 31, 2020	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,160,964	$—	$1,916,451
Total investment in marketable equity securities	$755,487	$1,160,964	$—	$1,916,451

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis including assets valued at zero:

September 30, 2021	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,707,640	$—	$—	$2,707,640
Interest rate cap derivative	—	—	—	—
Total assets at fair value	$2,707,640	$—	$—	$2,707,640

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,961,451	$—	$—	$1,961,451
Interest rate cap derivative	—	4	—	4
Total assets at fair value	$1,961,451	$4	$—	$1,961,455

There were no assets transferred from level 1 to level 2 as of September 30, 2021. The Company did not have any assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of September 30, 2021.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their respective carrying values as of September 30, 2021. The estimated fair value of the Company’s combined debt was approximately $18,818,353 as of September 30, 2021. This estimate was based on market interest rates for comparable obligations, general market conditions, and maturity.

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

The following table summarizes the terms of the Company’s derivative financial instrument:

	Notional Amount			Effective	Maturity
Product	September 30, 2021	December 31, 2020	Strike	Date	Date
Cap Agreement	$7,500,000	$7,500,000	3.50% - 4.00%	12/24/2018	12/20/2021

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

The Company incurred loan procurement costs of $646,246 and such costs have been recorded net of the note payable on the consolidated balance sheet and are amortized as an adjustment to interest expense over the term of the loan. The Company recorded amortization expense of $9,817 and $10,085 for the three months ended September 30, 2021 and 2020, respectively, and $29,656 and $30,451 for the nine months ended September 30, 2021 and 2020, respectively.

The carrying value of the Company’s note payable is summarized as follows:

Note Payable	September 30, 2021	December 31, 2020
Principal balance outstanding	$18,465,440	$18,847,475
Less: Loan procurement costs, net	(428,643)	(458,299)
Total note payable, net	$18,036,797	$18,389,176

As of September 30, 2021, the note payable was secured by certain of the Company’s stores with an aggregate net book value of approximately $25.8 million. The following table represents the future principal payment requirements on the note payable as of September 30, 2021:

2021 (3 months)	$173,680
2022	535,816
2023	558,714
2024	582,591
2025	607,488
2026 and thereafter	16,007,151
Total principal payments	$18,465,440

Revolving Line of Credit

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries may borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month U.S. Dollar London Inter-Bank Offered Rate or one-quarter of one percent (0.25%) and is due to mature on July 6, 2024. As of September 30, 2021, the effective interest rate was 3.25%. The obligations under the Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents” or the “Revolver”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents.

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

The Company incurred issuance costs of $231,926 and $477,981 for the July 6, 2021 Revolver extension and entry into the Revolver in December 18, 2018, respectively, and such costs are amortized as an adjustment to interest expense over the term of the loan. The Company recorded amortization expense of $45,857 and $39,832 for the three months ended September 30, 2021 and 2020, respectively, and $125,521 and $119,495 for the nine months ended September 30, 2021 and 2020. The outstanding loan balance under the Revolver was $0 and $5,144,000 as of September 30, 2021 and December 31, 2020, respectively.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s secured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. The Company had right-of-use assets and lease liabilities related to its operating leases of $15,020 and $15,020 and $24,972 and $24,972, respectively, as of September 30, 2021 and December 31, 2020. Such amounts are included in Other assets, net and Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets, respectively. As of September 30, 2021, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were approximately 1.1 years and 4.78%, respectively.

The future minimum lease payments under the automobile lease are $3,563 for the three months ending December 31, 2021, and $11,878 for the year ending December 31, 2022.

9. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$629,062	$337,124	$1,901,608	$(41,444)
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	10,601,521	9,277,043	9,757,458	9,269,834
Net effect of dilutive unvested restricted stock awards included for treasury stock method	33,486	13,941	29,859	—
Average number of common shares outstanding - diluted	10,635,006	9,290,984	9,787,317	9,269,834
Earnings per common share
Basic	$0.06	$0.04	$0.19	$(0.00)
Diluted	$0.06	$0.04	$0.19	$(0.00)

Common stock dividends totaled $696,060 ($0.065 per share) and $608,153 ($0.065 per share) for the three months ended September 30, 2021 and 2020, respectively, and $1,915,591 ($0.13 per share) and $1,822,776 ($0.13 per share) for the nine months ended September 30, 2021 and 2020, respectively.

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and/or directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation (“Tuxis”), and/or their affiliates (collectively with the Company, the “Affiliates”). As of September 30, 2021, certain of the Affiliates and the Company’s directors and employees may be deemed to own approximately 7.7% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the IRC and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. Rent expense of concurrently used office space and overhead expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the IRC. The aggregate rent and overhead accrued and paid by the Company to Winco was $18,104 and $18,233 for the three months ended September 30, 2021 and 2020, respectively, and $51,663 and $57,574 for the nine months ended September 30, 2021 and 2020. As of September 30, 2021, the Company had reimbursements payable to MMC and Winco for compensation and benefits and rent and overhead of $25,034.

The Company currently reimburses monthly automobile expenses of $1,000 per month to its President, Mark C. Winmill. To the extent that the monthly payment under the Company’s automobile lease exceeds the current monthly reimbursement amount, Mr. Winmill voluntarily reimburses the Company for the excess amount. In this regard, Mr. Winmill has reimbursed the Company $2,248 and $2,254 for the automobile payments paid and due in 2021and 2020, respectively.

The Company leases office space and storage to certain Affiliates under rental agreements. The terms of occupancy are month to month and automatically renew unless terminated by either party on ten days’ written notice. The Company earned rental income of $3,967 and $2,301 for the three months ended September 30, 2021 and 2020, respectively, and $8,569 and $6,303 for the nine months ended September 30, 2021 and 2020.

On May 19, 2020, MMC (the “Borrower”) entered into a Paycheck Protection Program Term Note (“PPP Note”) with Customers Bank on behalf of itself and the Affiliates under the Paycheck Protection Program (the “Program”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Borrower received total proceeds of $486,602 from the PPP Note of which approximately $300,000 was attributable to the Company under the SBA’s loan determination formula. In accordance with the requirements of the CARES Act, the Affiliates used the proceeds from the PPP Note primarily for payroll and other eligible costs. Interest accrues on the PPP Note at the rate per annum of 1.00%. In March 2021, the Borrower applied to Customers Bank for forgiveness of the amount due on the PPP Note in an amount equal to the sum of payroll and other eligible costs incurred during the Covered Period, as defined therein, following disbursement under the PPP Note. On October 8, 2021, this application was denied and an appeal has been filed, which was pending as of the date of this report. See Note 15 “Subsequent Events” for more information.

For the three and nine months ended September 30, 2021, there has been no material impact to the Company’s operations or cash flows due to the PPP Note.

11. CAPITAL STOCK

As of September 30, 2021, the Company was authorized to issue 450,000,000 shares of $0.01 par value common stock of which 10,708,613 had been issued and was outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, authorized, of which none has been issued.

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

On April 12, 2021 and March 25, 2021, the Company approved restricted stock awards under the Plan to certain of its officers and employees in the aggregate amount of 12,300 shares and 63,475 shares, respectively, of which 60,750 shares are time-based grants and 15,025 shares are performance-based grants. The Company recorded $54,092 and $35,283 for the three months ended September 30, 2021 and 2020, respectively, and $140,274 and $99,762 for the nine months ended September 30, 2021 and 2020, respectively, of expense related to restricted stock awards in general and administrative expense in its consolidated statement of operations. As of September 30, 2021, there was $312,954 and $100,584 of unrecognized compensation expense related to unvested time-based and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted-average period of 3.0 and 2.6 nine months ended September 30, 2021 and 2020 years for time-based and performance-based awards, respectively. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

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

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Stock	Fair Value
Unvested at December 31, 2020	32,230	$4.09
Granted	60,750	4.58
Vested	(21,273)	4.33
Unvested at September 30, 2021	71,707	$4.44

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

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-Based Restricted Stock Grants	Stock	Fair Value
Unvested at December 31, 2020	18,652	$4.13
Granted	15,025	4.51
Vested	(8,357)	4.22
Unvested at September 30, 2021	25,320	$4.33

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

The full impact of COVID-19 on the real estate industry, the credit markets and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to (i) the uncertainty around the severity and duration of the outbreak and the emergence and severity of COVID-19 variants, (ii) the uncertainty regarding the effectiveness of federal, state and local governments' efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity, including the timing of the successful distribution of an effective vaccine, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, (v) the timing and speed of economic recovery, and (vi) the negative impact on our properties.

Credit Risk

Credit risk - Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and certain portions of accounts receivable including rents receivable from our tenants. Cash and cash equivalents are on deposit with highly rated commercial banks.

15. SUBSEQUENT EVENTS

On October 8, 2021, the Borrower received the SBA’s final loan review decision which denied forgiveness of the loan in full. On November 4, 2021, the Borrower filed an appeal petition with the SBA’s Office of Hearings and Appeals within the 30 calendar day period after receipt of the final loan review decision. The Borrower's timely filing of the appeal has extended the loan deferment period. No assurance is provided that our appeal will be successful and that we will obtain forgiveness of our portion of the PPP Note in whole or in part. If forgiveness is not granted, interest on our portion of the PPP Note, in whole or in part, will need to be repaid by us.

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

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible, and secure storage space for residential and commercial customers. As of September 30, 2021, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

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

On May 19, 2020, Midas Management Corporation (“MMC”) (the “Borrower”) entered into a Paycheck Protection Program Term Note (“PPP Note”) with Customers Bank on behalf of itself and Winmill & Co. Incorporated, Bexil Corporation, Tuxis Corporation, and/or their affiliates (collectively with the Company, the “Affiliates”) under the Paycheck Protection Program (the “Program”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). Certain officers and directors of the Company also serve as officers and/or directors of the Affiliates. Pursuant to an arrangement between a professional employer organization and the Affiliates, MMC acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. The Borrower received total proceeds of $486,602 from the PPP Note of which approximately $300,000 was attributable to the Company under the SBA’s loan determination formula. In accordance with the requirements of the CARES Act, the Affiliates used the proceeds from the PPP Note primarily for payroll and other eligible costs. Interest accrues on the PPP Note at the rate per annum of 1.00%. In March 2021, the Borrower applied to Customers Bank for forgiveness of the amount due on the PPP Note in an amount equal to the sum of payroll and other eligible costs incurred during the Covered Period, as defined therein, following disbursement under the PPP Note.

On October 8, 2021, the Borrower received the SBA’s final loan review decision which denied forgiveness of the loan in full. On November 4, 2021, the Borrower filed an appeal petition with the SBA’s Office of Hearings and Appeals within the 30 calendar day period after receipt of the final loan review decision. The Borrower's timely filing of the appeal has extended the loan deferment period. No assurance is provided that our appeal will be successful and that we will obtain forgiveness of our portion of the PPP Note in whole or in part. If forgiveness is not granted, interest on our portion of the PPP Note, in whole or in part, will need to be repaid by us.

For the three and nine months ended September 30, 2021, there has been no material impact to the Company’s operations or cash flows due to the PPP Note.

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

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries may borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month U.S. Dollar London Inter-Bank Offered Rate or one-quarter of one percent (0.25%) and is due to mature on July 6, 2024. As of September 30, 2021, the effective interest rate was 3.25%. The obligations under the Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents. The Company also maintains a bank account at the Amended Credit Facility Lender. As of September 30, 2021, we have no withdrawn proceeds under the Amended Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Amended Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

We continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not complete any acquisitions in the three and nine months ended September 30, 2021. In addition, we may pursue third-party management opportunities of properties owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities. As of September 30, 2021, under our third-party management platform, Global MaxManagementSM, we managed one third-party owned property, which was rebranded as “Global Self Storage,” had 137,118-leasable square feet and was comprised of 618 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

We expect we will have sufficient cash from current sources to meet our liquidity needs for the next twelve months. However, we may opt to supplement our equity capital and increase potential returns to our stockholders through the use of prudent levels of borrowings. We may use debt when the available terms and conditions are favorable to long-term investing and well-aligned with our business plan. In light of the novel coronavirus (“COVID-19”) pandemic and its impact on the global economy, we are closely monitoring overall liquidity levels and changes in our business performance (including our properties) to be in a position to enact changes to ensure adequate liquidity going forward.

As of September 30, 2021, we had capital resources totaling approximately $20.5 million, comprised of $2.8 million of cash, cash equivalents, and restricted cash, $2.7 million of marketable securities, and $15.0 million available for withdrawal under the Credit Facility Loan Agreement. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores. These capital resources allow us to continue to execute our strategic business plan, which includes funding acquisitions, either directly or through joint ventures; expansion projects at our existing properties; and broadening our revenue base and pipeline of potential acquisitions through developing Global MaxManagementSM, our third-party management platform. Our board of directors regularly reviews our strategic business plan, including topics and metrices like capital formation, debt versus equity ratios, dividend policy, use of capital and debt, funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) performance, and optimal cash levels.

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

Results of Operations for the Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020

Revenues

Total revenues increased from $2,345,909 during the three months ended September 30, 2020 to $2,730,518 during the three months ended September 30, 2021, an increase of $384,609, or 16.4%. Rental income increased from $2,237,424 during the three months ended September 30, 2020 to $2,608,664 during the three months ended September 30, 2021, an increase of $371,240, or 16.6%. The increase was primarily attributable to the Millbrook, NY and West Henrietta, NY expansions, and increases in rental rates and occupancy at our wholly-owned stores.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $90,989 during the three months ended September 30, 2020 to $102,428 during the three months ended September 30, 2021, an increase of $11,439, or 12.6%. This increase was primarily attributable to an increase in the percentage of administrative fees due to the Company for tenant stored items insurance and increased insurance participation.

Income from our third-party management platform consists of management fees and customer insurance fees. Management fees and other income increased from $17,496 during the three months ended September 30, 2020 to $19,426 during the three months ended September 30, 2021.

Operating Expenses

Total operating expenses decreased from $1,981,202 during the three months ended September 30, 2020 to $1,946,479 during the three months ended September 30, 2021, a decrease of $34,723, or 1.8%, which was primarily attributable to a decrease in depreciation and amortization expense. Store operating expenses increased from $907,350 during the three months ended September 30, 2020 to $940,372 during the three months ended September 30, 2021, an increase of $33,022, or 3.6%.

Depreciation and amortization decreased from $509,219 during the three months ended September 30, 2020 to $409,763 during the three months ended September 30, 2021, a decrease of $99,456, or 19.5%, which was primarily attributable to amortization of the in-place leases in 2020 related to the November 2019 store acquisition in West Henrietta, NY.

General and administrative expenses increased from $564,162 during the three months ended September 30, 2020 to $594,547 during the three months ended September 30, 2021, an increase of $30,385, or 5.4%. The increase in general and administrative expenses during this period are primarily attributable to increases in stock-based compensation for 2021 due to restricted stock grants, expenses related to the Company’s annual meeting, and increased premiums for E&O/D&O insurance.

Business development, capital raising, store acquisition, and third-party management marketing expenses increased from $471 during the three months ended September 30, 2020 to $1,797 during the three months ended September 30, 2021. These costs primarily consist of costs incurred in connection with business development, capital raising, and future potential store acquisitions, and third-party management marketing expenses. The increase is primarily attributable to more activities related to capital raising, store acquisitions, and third-party management marketing expenses. Business development costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

As a result of the operating effects noted above, operating income increased from $364,707 during the three months ended September 30, 2020 to $784,039 during the three months ended September 30, 2021, an increase of $419,332, or 115.0%.

Other income (expense)

Interest expense on loans decreased from $290,802 during the three months ended September 30, 2020 to $256,502 during the three months ended September 30, 2021. This decrease was attributable to a lower amount of funds drawn and fluctuating interest expense on funds drawn on the Credit Facility Loan Agreement. The cash payments for the $20 million loan remain the same every month until June 2036.

Dividend, interest, and other income was $17,648 during the three months ended September 30, 2020 and $19,533 during the three months ended September 30, 2021.

Unrealized gain on marketable equity securities was $245,571 during the three months ended September 30, 2020 and the unrealized gain on marketable equity securities was $81,992 during the three months ended September 30, 2021.

Net income (loss)

For the three months ended September 30, 2020, net income was $337,124, or $0.04 per fully diluted share. For the three months ended September 30, 2021, net income was $629,062, or $0.06 per fully diluted share.

Results of Operations for the Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020

Revenues

Total revenues increased from $6,819,665 during the nine months ended September 30, 2020 to $7,747,227 during the nine months ended September 30, 2021, an increase of $927,562, or 13.6%. Rental income increased from $6,521,176 during the nine months ended September 30, 2020 to $7,402,570 during the nine months ended September 30, 2021, an increase of $881,394, or 13.5%. The increase was primarily attributable to the West Henrietta, NY acquisition, increases in rental rates at our other wholly-owned stores, and to a lesser extent, our Millbrook, NY and West Henrietta, NY expansions.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $246,148 during the nine months ended September 30, 2020 to $288,249 during the nine months ended September 30, 2021, an increase of $42,101, or 17.1%. This increase was primarily attributable to an increase in the percentage of administrative fees due to the Company for tenant stored items insurance and increased insurance participation.

Operating Expenses

Total operating expenses decreased from $6,059,421 during the nine months ended September 30, 2020 to $5,864,637 during the nine months ended September 30, 2021, a decrease of $194,784, or 3.2%, which was primarily attributable to a decrease in depreciation and amortization expense. Store operating expenses increased from $2,698,639 during the nine months ended September 30, 2020 to $2,831,693 during the nine months ended September 30, 2021, an increase of $133,054, or 4.9%.

Depreciation and amortization decreased from $1,527,901 during the nine months ended September 30, 2020 to $1,221,938 during the nine months ended September 30, 2021, a decrease of $305,963, or 20.0%, which was primarily attributable to amortization of the in-place leases related to the 2019 store acquisition in West Henrietta, NY.

General and administrative expenses decreased from $1,822,353 during the nine months ended September 30, 2020 to $1,804,371 during the nine months ended September 30, 2021, a decrease of $17,982, or 1.0%. The decrease in the general and administrative expenses during the period are primarily attributable to a decrease in certain professional fees.

Business development, capital raising, store acquisition, and third-party management marketing expenses decreased from $10,528 during the nine months ended September 30, 2020 to $6,635 during the nine months ended September 30, 2021. The decrease is primarily attributable to less expenses related to third-party management marketing, store acquisition, and capital raising expenses. Business development, capital raising, and store acquisition-related costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

Operating income increased from $760,244 during the nine months ended September 30, 2020 to $1,882,590 during the nine months ended September 30, 2021, an increase of $1,122,346, or 147.6%. The increase in operating income was primarily attributable to an increase in rental income, and to a lesser extent, a decrease in depreciation and amortization expense.

Other income (expense)

Interest expense on loans decreased from $891,107 during the nine months ended September 30, 2020 to $828,567 during the nine months ended September 30, 2021. This decrease was attributable to a lower amount of funds drawn and fluctuations in interest expense on funds drawn on the credit revolver. The cash payments for the $20 million loan remain the same every month until June 2036.

Dividend, interest, and other income was $62,017 during the nine months ended September 30, 2020 and $56,396 during the nine months ended September 30, 2021.

Unrealized gain on marketable equity securities was $27,402 during the nine months ended September 30, 2020 and the unrealized gain on marketable equity securities was $791,189 during the nine months ended September 30, 2021.

Net income (loss)

For the nine months ended September 30, 2020, net loss was $41,444, or $0.00 per fully diluted share. For the nine months ended September 30, 2021, net income was $1,901,608, or $0.19 per fully diluted share.

Distributions and Closing Market Prices

Distributions for the three months ended September 30, 2021 and 2020 each totaled $0.065 per share, respectively. The Company’s closing market price as of September 30, 2021 and September 30, 2020 were $5.15 and $4.01, respectively. Past market price performance and distribution levels do not guarantee similar results in the future.

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

Self Storage Portfolio

The following discussion and analysis of our same-store self storage operations are presented on a comparative basis for the nine months ended September 30, 2021.

GLOBAL SELF STORAGE STORES

		Year Store	Number	Net Leasable	September 30, 2021 Square Foot	September 30, 2020 Square Foot
Property(1)	Address	Opened / Acquired	of Units	Square Feet	Occupancy %	Occupancy %
OWNED STORES
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	807	113,700	96.5%	95.1%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,408	90.0%	99.8%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	92.7%	93.9%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	756	96,883	93.4%	93.3%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	568	80,970	96.9%	94.2%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	644	68,121	94.5%	96.6%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	694	78,857	94.4%	94.4%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	568	76,410	92.7%	84.3%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	246	42,860	94.1%	93.3%
TOTAL/AVERAGE SAME-STORES			5,117	674,799	94.3%	93.5%

SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	540	76,360	93.4%	85.9%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	260	24,472	97.1%	90.9%
SSG WEST HENRIETTA LLC	70 Erie Station Road, West Henrietta, NY 14586	2016 / 2019	475	55,550	78.8%	80.5%
TOTAL/AVERAGE NON SAME-STORES			1,275	156,382	88.8%	84.8%

TOTAL/AVERAGE SAME-STORES AND NON SAME-STORES			6,392	831,180	93.3%	91.9%

MANAGED STORES
TPM EDMOND LLC	14000 N I 35 Service Rd, Edmond, OK 73013	2015 / 2019	618	137,118	94.8%	92.1%
TOTAL/AVERAGE MANAGED STORES			618	137,118	94.8%	92.1%

TOTAL/AVERAGE ALL OWNED/MANAGED STORES			7,010	968,298	93.5%	91.9%

(1)
Each store is directly owned or managed by the Company’s wholly owned subsidiary listed in the table.

Certain stores’ leasable square feet in the chart above includes outside auto/RV/boat storage space: approximately 13,000 square feet at SSG Sadsbury LLC; 15,700 square feet at SSG Bolingbrook LLC; 9,000 square feet at SSG Dolton LLC; 1,000 square feet at SSG Merrillville LLC; 7,200 square feet at SSG Summerville II LLC and 8,750 square feet at SSG Clinton LLC. For SSG Lima LLC, included is approximately 7,700 square feet of non-storage commercial and student housing space. Approximately 33% of our total available units are climate-controlled, 59% are traditional drive-up storage, and 8% are outdoor parking storage for boats, cars and recreational vehicles.

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions, or new ground-up developments. At September 30, 2021, we owned nine same-store properties and three non same-store properties. The Company believes that, by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, and NOI, stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions, or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy at September 30, 2021 increased by 0.8% to 94.3% from 93.5% at September 30, 2020. This excludes the impact from the West Henrietta, NY expansion project completed in August 2020, Millbrook, NY expansion project completed in February 2020, and our McCordsville, IN conversion, which commenced in April 2020 and was completed June 2020.

Same-store revenues increased by 13.8% and 9.9% for the three and nine months ended September 30, 2021 versus the same periods in 2020. Same-store cost of operations increased by 2.9% and 3.8% for the three and nine months ended September 30, 2021 versus the same periods in 2020. Same-store NOI increased by 20.5% and 13.8% for the three and nine months ended September 30, 2021 versus the same periods in 2020. The increase in same-store NOI was due primarily to an increase in revenues.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped our same-store overall average occupancy maintain at or around 94% as of September 30, 2021. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty, resulting in strong referral and word-of-mouth market demand for our storage units and services. Another contributing factor to our results was our competitor move-in rate metrics analysis which employs internet data scraping and other methods to help keep our storage unit move-in rates “in the market,” and our revenue rate management program which helped increase existing tenant rates while maintaining or building store occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months Ended September 30,	2021	2020	Variance	% Change
Revenues	$2,138,819	$1,879,539	$259,280	13.8%
Cost of operations	$738,706	$717,566	$21,140	2.9%
Net operating income	$1,400,113	$1,161,973	$238,140	20.5%
Depreciation and amortization	$242,187	$238,803	$3,384	1.4%
Net leasable square footage at period end*	674,799	675,601	(802)	-0.1%
Net leased square footage at period end	636,304	631,879	4,425	0.7%
Overall square foot occupancy at period end	94.3%	93.5%	0.8%	0.9%
Total annualized revenue per leased square foot	$13.45	$11.90	$1.55	13.0%
Total available leasable storage units*	5,117	5,075	42	0.8%
Number of leased storage units	4,783	4,738	45	0.9%

SAME - STORE PROPERTIES

Nine Months Ended September 30,	2021	2020	Variance	% Change
Revenues	$6,090,048	$5,543,070	$546,978	9.9%
Cost of operations	$2,256,565	$2,174,739	$81,826	3.8%
Net operating income	$3,833,483	$3,368,331	$465,152	13.8%
Depreciation and amortization	$719,402	$713,707	$5,695	0.8%
Net leasable square footage at period end*	674,799	675,601	(802)	-0.1%
Net leased square footage at period end	636,304	631,879	4,425	0.7%
Overall square foot occupancy at period end	94.3%	93.5%	0.8%	0.9%
Total annualized revenue per leased square foot	$12.76	$11.70	$1.06	9.1%
Total available leasable storage units*	5,117	5,075	42	0.8%
Number of leased storage units	4,783	4,738	45	0.9%

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

The following table presents a reconciliation of same-store net operating income to net income (loss) as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$629,062	$337,124	$1,901,608	$(41,444)
Adjustments:
Management fees and other income	(19,426)	(17,496)	(56,408)	(52,341)
General and administrative	594,547	564,162	1,804,371	1,822,353
Depreciation and amortization	409,763	509,219	1,221,938	1,527,901
Business development	1,797	471	6,635	10,528
Dividend, interest, and other income	(19,533)	(17,648)	(56,396)	(62,017)
Unrealized (gain) loss on marketable equity securities	(81,992)	(245,571)	(791,189)	(27,402)
Interest expense	256,502	290,802	828,567	891,107
Non same-store revenues	(572,272)	(448,873)	(1,600,770)	(1,224,254)
Non same-store cost of operations	201,665	189,783	575,127	523,900
Total same-store net operating income	$1,400,113	$1,161,973	$3,833,483	$3,368,331

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Same-store revenues	$2,138,819	$1,879,539	$6,090,048	$5,543,070
Same-store cost of operations	738,706	717,566	$2,256,565	2,174,739
Total same-store net operating income	$1,400,113	$1,161,973	$3,833,483	$3,368,331

Analysis of Same-Store Revenue

For the three and nine months ended September 30, 2021, same-store revenue increased 13.8%, or $259,280, and 9.9%, or $546,978, respectively, versus the same periods in 2020, which was attributable to, among other things, consistent rent collections, despite the COVID-19 pandemic, and increased rental rates. Same-store average overall square foot occupancy for all of the Company’s same-store properties increased to 94.3% at September 30, 2021, up from 93.5% at September 30, 2020.

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

As of September 30, 2021, we observed no material degradation in rent collections. However, we believe that our bad debt losses (which are reflected as a reduction in revenues) could increase from historical levels, due to (i) cumulative stress on our customers’ financial capacity and (ii) reduced rent recoveries from auctioned units.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of September 30, 2021, our average tenant duration of stay was approximately 3.2 years, up from approximately 3.0 years as of September 30, 2020.

Analysis of Same-Store Cost of Operations

For the three and nine months ended September 30, 2021, same-store cost of operations increased 2.9%, or $21,140, and 3.8%, or $81,826, respectively, versus the same periods in 2020. This increase in same-store cost of operations for the nine months ended September 30, 2020 was due primarily to increased landscaping expense from snow removal.

On-site store manager, regional manager, and district manager payroll expense decreased 5.2%, or $11,501, and decreased 1.1%, or $7,340, respectively, for the three and nine months ended September 30, 2021 versus the same periods in 2020. The decrease for the three and nine months ended September 30, 2021 was due primarily to routine employee departures. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores.

Store property tax expense increased 7.3%, or $20,358, and 0.8%, or $6,274, respectively, for the three and nine months ended September 30, 2021 versus the same periods in 2020. When compared to store property tax expense for the three months ended September 30, 2021, we currently expect store property tax expense to remain consistent for the remainder of 2021. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail.

Repairs and maintenance expense increased 47.0%, or $9,522, and increased 10.6%, or $6,674, respectively, for the three and nine months ended September 30, 2021 versus the same periods in 2020. These expenses increased during the three and nine months ended September 30, 2021 versus the same periods in 2020 primarily due to an increase in one-off maintenance expenses.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utilities expense increased 9.6%, or $3,306, and 7.4%, or $8.963, respectively, for the three and nine months ended September 30, 2021 versus the same periods in 2020, primarily due to rising costs for energy and higher energy usage at most of our stores during the three and nine months ended September 30, 2021 versus the same periods in 2020. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in higher net utility costs for the remainder of 2021.

Landscaping expenses, which include snow removal costs, decreased 12.5%, or $2,559, and increased 100.6%, or $56,442, respectively for the three and nine months ended September 30, 2021 versus the same periods in 2020. The increase in landscaping expense in the nine months ended September 30, 2020 versus the same period in 2020 is primarily due to higher snow removal expenses. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense for the remainder of 2021, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 11.0%, or $5,304, and 14.4%, or $21,147, respectively, for the three and nine months ended September 30, 2021 versus the same periods in 2020, primarily due to decreased marketing costs and internet advertising expenses. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a nominal rate for the remainder of 2021.

Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. General expenses increased 0.1%, or $70, and 5.5%, or $8,461, respectively, for the three and nine months ended September 30, 2021 versus the same periods in 2020. These expenses increased during the three and nine months ended September 30, 2021 versus the same periods in 2020 primarily due to increased expenses for travel. Administrative expenses increased 13.9%, or $15,567, and 23.6%, or $82,492, for the three and nine months ended September 30, 2021 versus the same periods in 2020. We experienced an increase in administrative expenses in the nine months ended September 30, 2020 versus the same period in 2020 due primarily to higher landscaping expense in connection with snow removal. We currently expect moderate increases in direct store costs during the remainder of 2021.

Depreciation and amortization increased 1.4%, or $3,384, and 0.8%, or $5,695, respectively, for the three and nine months ended September 30, 2021 versus the same periods in 2020.

Property Tax Expenses at Dolton, IL

Late in the third quarter of 2017, our Dolton, IL property was reassessed by the municipality and separately, our Class 8 tax incentive renewal hearing was held. As a result of those two events, our Dolton, IL property was reassessed at approximately 52% higher and the Class 8 tax incentive was not renewed. These events were applied retroactively to take effect on January 1, 2017. The combined impact was an increase in property tax expenses from $105,000 during 2016 to $210,000 during 2017, $240,000 during 2018, $395,000 during 2019, and $399,000 during 2020. The Class 8 tax incentive phased out over the years 2017, 2018, 2019 and 2020. We currently expect the property tax expenses at our Dolton, IL property to increase by approximately 5% in 2021. Both the property tax reassessment and our Class 8 tax incentive renewal status are currently under appeal. However, there is no guarantee that either the assessment will be reduced or our Class 8 tax incentive status will be reinstated.

Combined Same-Store and Non Same-Store Self Storage Operations

At September 30, 2021, we owned nine same-store properties and three non same-store properties. The non same-store properties are McCordsville, IN, Millbrook, NY, and West Henrietta, NY.

Combined store average overall square foot occupancy at September 30, 2021 increased by 1.4% to 93.3% from 91.9% at September 30, 2020. This includes the impact from our Millbrook, NY store expansion project completed during February 2020, our McCordsville, IN conversion completed during June 2020, and our West Henrietta, NY store expansion project completed during August 2020. Our Millbrook, NY store expansion project added approximately 11,800 leasable square feet of all-climate-controlled storage units. Our McCordsville, IN store conversion added a total of 13,713 leasable square feet of all-climate-controlled storage units. Our West Henrietta store expansion added a total of 7,300 leasable square feet of drive-up storage units. Upon completion in February 2020 of the Millbrook, NY store expansion project, its area occupancy dropped from approximately 88.6% to approximately 45.5%. Upon completion in June 2020 of the McCordsville, IN store conversion project, its area occupancy dropped from what would have been approximately 97.4% to approximately 79.1%. Upon completion in August 2020 of the West Henrietta, NY store expansion project, its area occupancy dropped from approximately 89.6% to approximately 77.9%.

We grew our top-line results by increasing combined store revenues by 16.4% and 13.6% for the three and nine months ended September 30, 2021 versus the same periods in 2020. Combined store cost of operations increased by 3.6% and 4.9% for the three and nine months ended September 30, 2021 versus the same periods in 2020. Combined store NOI increased by 24.6% and 19.4% for the three and nine months ended September 30, 2021 versus the same periods in 2020.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives, drive-by curb appeal, and superior roadside signage which helped deliver new tenant inquiries and enabled our combined store overall average occupancy to maintain at or above 93% as of September 30, 2021. Also, contributing to our strong results were our customer service efforts which we believe were essential in building local brand loyalty resulting in referral and word-of-mouth market demand for our storage units and services.

These results are summarized as follows:

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

Three Months Ended September 30,	2021	2020	Variance	% Change
Revenues	$2,711,092	$2,328,413	$382,679	16.4%
Cost of operations	$940,372	$907,350	$33,022	3.6%
Net operating income	$1,770,720	$1,421,063	$349,657	24.6%
Depreciation and amortization	$362,839	$462,294	$(99,455)	-21.5%
Net leasable square footage at period end*	831,180	831,982	(802)	-0.1%
Net leased square footage at period end	775,126	764,419	10,708	1.4%
Overall square foot occupancy at period end	93.3%	91.9%	1.4%	1.5%
Total available leasable storage units	6,392	6,359	33	0.5%
Number of leased storage units*	5,884	5,742	142	2.5%

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

Nine Months Ended September 30,	2021	2020	Variance	% Change
Revenues	$7,690,819	$6,767,324	$923,495	13.6%
Cost of operations	$2,831,693	$2,698,639	$133,054	4.9%
Net operating income	$4,859,126	$4,068,685	$790,441	19.4%
Depreciation and amortization	$1,081,163	$1,398,658	$(317,495)	-22.7%
Net leasable square footage at period end*	831,180	831,982	(802)	-0.1%
Net leased square footage at period end	775,126	764,419	10,708	1.4%
Overall square foot occupancy at period end	93.3%	91.9%	1.4%	1.5%
Total available leasable storage units	6,392	6,359	33	0.5%
Number of leased storage units*	5,884	5,742	142	2.5%

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

The following table presents a reconciliation of combined same-store and non same-store net operating income (loss) to net income (loss) as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$629,062	$337,124	$1,901,608	$(41,444)
Adjustments:
Management fees and other income	(19,426)	(17,496)	(56,408)	(52,341)
General and administrative	594,547	564,162	1,804,371	1,822,353
Depreciation and amortization	409,763	509,219	1,221,938	1,527,901
Business development and property acquisition costs	1,797	471	6,635	10,528
Dividend and interest income	(19,533)	(17,648)	(56,396)	(62,017)
Unrealized gain on marketable equity securities	(81,992)	(245,571)	(791,189)	(27,402)
Interest expense	256,502	290,802	828,567	891,107
Total combined same-store and non same-store net operating income	$1,770,720	$1,421,063	$4,859,126	$4,068,685

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Combined same-store and non same-store revenues	$2,711,092	$2,328,413	$7,690,819	$6,767,324
Combined same-store and non same-store cost of operations	$940,372	907,350	$2,831,693	2,698,639
Total combined same-store and non same-store net operating income	$1,770,720	$1,421,063	$4,859,126	$4,068,685

Analysis of Combined Same-Store and Non Same-Store Revenue

For the three and nine months ended September 30, 2021, combined store revenues increased 16.4%, or $382,679, and 13.6%, or $923,495, respectively, versus the same periods in 2020, which was primarily attributable to, among other things, increased rental rates and the results of our revenue rate management program of raising existing tenant rates.

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

As of September 30, 2021, we observed no material degradation in rent collections. However, we believe that our bad debt losses (which are reflected as a reduction in revenues) could increase from historical levels, due to (i) cumulative stress on our customers’ financial capacity and (ii) reduced rent recoveries from auctioned units.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of September 30, 2021, our average tenant duration of stay was approximately 3.0 years, up from approximately 2.7 years as of September 30, 2020.

Analysis of Combined Same-Store and Non Same-Store Cost of Operations

Combined store cost of operations increased 3.6%, or $33,022, and 4.9%, or $133,054, respectively, for the three and nine months ended September 30, 2021 versus the same periods in 2020. This increase in combined store cost of operations for the three and nine months ended September 30, 2021 was due primarily to increased real estate and administrative expense for the three and nine months ended September 30, 2021 and increased snow removal expense during the first quarter of 2021 .

On-site store manager and supervisory payroll expense decreased 1.8%, or $4,994, and increased 3.1%, or $25,458, respectively, for the three and nine months ended September 30, 2021 versus the same periods in 2020. This increase for the nine months ended September 30, 2021 was due primarily to higher wage and administration expenses and routine employee hiring activities. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as store, district, and regional managers.

Store property tax expense increased 9.0%, or $28,704, and 1.7% or $15,994, respectively, for the three and nine months ended September 30, 2021 versus the same periods in 2020. When compared to store property tax expense for the three months ended September 30, 2021, we currently expect store property tax expense to remain consistent for the remainder of 2021.

Repairs and maintenance expense increased 21.3%, or $6,889, and 11.1% or $9,327, respectively, for the three and nine months ended September 30, 2021 versus the same periods in 2020. These expenses increased during the three and nine months ended September 30, 2021 versus the same period in 2020 primarily due to an increase in one-off maintenance expenses.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our aforementioned ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utilities expense increased 6.6%, or $3,332, and increased 4.4%, or $7,803, respectively, for the three and nine months ended September 30, 2021 versus the same periods in 2020, primarily due to rising costs for energy and higher energy usage at most of our stores during the nine months ended September 30, 2021 versus the same period in 2020. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in higher net utility costs for the remainder of 2021.

Landscaping expenses, which include snow removal costs, decreased 3.8%, or $1,029, and increased 86.7%, or $65,997, respectively, for the three and nine months ended September 30, 2021 versus the same periods in 2020. The increase in landscaping expense in nine months ended September 30, 2021 versus the same period in 2020 is primarily due to higher snow removal expenses in the first quarter of 2021. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense for the remainder of 2021, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 22.7%, or $17,854, and 18.4%, or $41,176, respectively, for the three and nine months ended September 30, 2021 versus the same periods in 2020, primarily due to decreased marketing costs and internet advertising expenses in the nine months ended September 30, 2021. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to remain the same for the remainder of 2021.

Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. General expenses increased 3.4%, or $2,372, and 4.9%, or $10,338, respectively, for the three and nine months ended September 30, 2021 versus the same periods in 2020. Expenses for the nine months ended September 30, 2021 increased primarily due to increased expenses for travel. Administrative expenses increased 12.3%, or $19,451, and 22.4%, or $106,305, respectively, for the three and nine months ended September 30, 2021 versus the same periods in 2020. We experienced an increase in administrative expenses for the nine months ended September 30, 2021 versus the same period in 2020 due primarily to higher snow removal expenses in the first quarter of 2021. We currently expect moderate increases in direct store costs during the remainder of 2021.

Depreciation and amortization decreased 21.5%, or $99,455, and 22.7%, or $317,495, respectively, for the three and nine months ended September 30, 2021 versus the same periods in 2020. The difference is primarily attributable to depreciation of the building and fixtures related to the 2019 store acquisition in West Henrietta, NY, the expansions of the Millbrook, NY and West Henrietta, NY stores, and amortization of the in-place leases related to the 2019 store acquisition at West Henrietta, NY.

Analysis of Global Self Storage FFO and AFFO

The following tables present reconciliation and computation of net income (loss) to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share (unaudited):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$629,062	$337,124	$1,901,608	$(41,444)
Eliminate items excluded from FFO:
Unrealized gain on marketable equity securities	(81,992)	(245,571)	(791,189)	(27,402)
Depreciation and amortization	409,763	509,219	1,221,938	1,527,901
FFO attributable to common stockholders	956,833	600,772	2,332,357	1,459,055
Adjustments:
Compensation expense related to stock-based awards	54,092	35,283	140,274	99,762
Business development, capital raising, store acquisition, and third-party management marketing expenses	1,797	471	6,635	10,528
AFFO attributable to common stockholders	$1,012,722	$636,526	$2,479,266	$1,569,345

Earnings per share attributable to common stockholders - basic	$0.06	$0.04	$0.19	$(0.00)
Earnings per share attributable to common stockholders - diluted	$0.06	$0.04	$0.19	$(0.00)
FFO per share - diluted	$0.09	$0.06	$0.24	$0.16
AFFO per share - diluted	$0.10	$0.07	$0.25	$0.17

Weighted average shares outstanding - basic	10,601,521	9,277,043	9,757,458	9,269,834
Weighted average shares outstanding - diluted	10,635,006	9,290,984	9,787,317	9,269,834

FFO increased 59.3%, or $356,061, and 59.9% or $873,302, for the three and nine months ended September 30, 2021 respectively, versus the same period in 2020. FFO per diluted share increased from $0.06 per share to $0.09 per share and from $0.16 per share to $0.24 per share, for the three and nine months ended September 30, 2021, respectively, versus the same periods in 2020. AFFO increased 59.1%, or $376,196, and 58.0% or $909,921, for the three and nine months ended September 30, 2021, respectively, versus the same periods in 2020. AFFO per diluted share increased from $0.07 per share to $0.10 per share and from $0.17 per share to $0.25 per share for the three and nine months ended September 30, 2021 versus the same periods in 2020.

Analysis of Global Self Storage Store Expansions and Redevelopment Operations

In addition to actively reviewing a number of store and portfolio acquisition opportunities, we have been working to further develop and expand our current stores. During the year ended December 31, 2020, we completed three expansion / conversion projects at our properties located in Millbrook, NY, McCordsville, IN, and West Henrietta, NY. In the year ending December 31, 2021, we completed a conversion project at our property located in Lima, OH.

In 2019, the Company broke ground on the Millbrook, NY expansion, which, upon completion in February 2020, added approximately 11,800 leasable square feet of all-climate-controlled units. Upon completion in February 2020 of the Millbrook, NY store expansion project, its area occupancy dropped from approximately 88.6% to approximately 45.5%. Lease-up of the Millbrook, NY expansion has gone faster than expected. As of September 30, 2021, the Millbrook, NY store’s total area occupancy stood at 97.1%.

In the first quarter of 2020, the Company began reviewing plans to convert certain commercially-leased space to all-climate-controlled units at the McCordsville, IN property. In April 2020, the Company commenced such conversion, which was completed in June 2020, resulting in a new total of 535 units and 76,360 leasable square feet at the McCordsville, IN property. Upon completion in June 2020 of the McCordsville, IN store conversion project, its total area occupancy dropped from what would have been approximately 97.4% to approximately 79.1%. As of September 30, 2021, the McCordsville, IN store’s total area occupancy stood at 93.4%.

Our West Henrietta, NY store expansion project, completed in August 2020, added approximately 7,300 leasable square feet of drive-up storage units. Upon completion of the expansion project the West Henrietta, NY store’s total area occupancy dropped from approximately 89.6% to approximately 77.9%. As of September 30, 2021, the West Henrietta, NY store’s total area occupancy stood at 78.8%. There is no guarantee that we will experience demand for the newly added West Henrietta, NY expansion or that we will be able to successfully lease-up the expansion to the occupancy level of our other properties.

In 2021, the Company began reviewing plans to convert certain commercially-leased space to 3,000 leasable square feet of all-climate-controlled units at the Lima, OH property. In July 2021, the Company completed such conversion, resulting in a new total of 756 units and 96,883 leasable square feet at the Lima, OH property. Upon completion, total area occupancy was approximately 94.8%. As of September 30, 2021, the Lima, OH store’s total area occupancy stood at 93.4%. This conversion did not constitute a significant renovation or expansion. As such, our Lima, OH property remained a same store property.

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains and losses on the Company’s investment in marketable equity securities for the nine months ended September 30, 2021 and 2020 were gains of $791,189 and $27,402, respectively. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we may liquidate our investment in marketable equity securities and potentially realize gains or losses. As of September 30, 2021, our unrealized gain on marketable equity securities was $1,952,153. There were no realized gains or losses for the nine months ended September 30, 2021.

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

On May 19, 2020, Midas Management Corporation (“MMC”) (the “Borrower”), a subsidiary of Winmill & Co. Incorporated (“Winco”), entered into a Paycheck Protection Program Term Note (“PPP Note”) with Customers Bank on behalf of itself and the Affiliates under the Paycheck Protection Program (the "Program") of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") administered by the U.S. Small Business Administration (the “SBA”). Certain officers and directors of the Company also serve as officers and directors of Winco, Bexil Corporation, Tuxis Corporation, and their affiliates (collectively with the Company, the “Affiliates”). Pursuant to an arrangement between a professional employer organization and the Affiliates, MMC acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. The Borrower received total proceeds of $486,602 from the PPP Note of which approximately $300,000 was attributable to the Company under the SBA’s loan determination formula. In accordance with the requirements of the CARES Act, the Affiliates used the proceeds from the PPP Note primarily for payroll and other eligible costs. Interest accrues on the PPP Note at the rate per annum of 1.00%. In March 2021, the Borrower applied to Customers Bank for forgiveness of the amount due on the PPP Note in an amount equal to the sum of payroll and other eligible costs incurred during the twenty-four weeks (the “Covered Period”), following disbursement under the PPP Note. On October 8, 2021, the Borrower received the SBA’s final loan review decision which denied forgiveness of the loan in full. On November 4, 2021, the Borrower filed an appeal petition with the SBA’s Office of Hearings and Appeals within the 30 calendar day period after receipt of the final loan review decision. The Borrower's timely filing of the appeal has extended the loan deferment period.

During the period from May 19, 2020 through the ten-month period following the last day of the Covered Period (the “Deferral Expiration Date”), neither principal nor interest shall be due and payable. On the Deferral Expiration Date, the outstanding principal of the PPP Note or the amount that is not forgiven under the Program shall convert to an amortizing term loan. On May 19, 2022, all accrued interest that is not forgiven under the Program shall be due and payable. Additionally, on December 19, 2020 and continuing on the 19th day of each month thereafter until May 19, 2022 equal installments of principal shall be due and payable, each in an amount determined by the Lender (the “Monthly Principal Amount”). Interest shall be payable at the same time as the Monthly Principal Amount. Any outstanding principal and accrued interest shall be due and payable in full on May 19, 2022. We expect to contribute to the interest payable on the PPP Note in proportion to our share of payroll and other eligible costs used in the original calculation of the loan request.

For the three and nine months ended September 30, 2021, there has been no material impact to our operations or cash flows due to the PPP Note. If and when the PPP Note is, in part or wholly forgiven, and legal release is received, we expect to record a gain in an amount proportionate to our share of payroll costs and other eligible expenses incurred during the Covered Period. We expect any loan forgiveness to reduce such expenses and reduce related reimbursements to MMC and Winco accordingly.

No assurance is provided that our appeal will be successful and that we will obtain forgiveness of our portion of the PPP Note in whole or in part. If forgiveness is not granted, interest on our portion of the PPP Note, in whole or in part, will need to be repaid by us. Additionally, the Treasury Department and SBA continue to develop and issue new and updated regulations and guidance regarding the Program’s loan process, including regarding required borrower certifications and requirements for forgiveness of loans made under the

Program. We continue to track the regulations and guidance as they are released and assess and re-assess various aspects of its forgiveness application as necessary. Finally, we may be subject to CARES Act-specific lookbacks and audits conducted by the Treasury, SBA or other federal agencies, including oversight bodies created under the CARES Act. These bodies have the ability to coordinate investigations and audits and refer matters to the Department of Justice for civil or criminal enforcement and other actions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits – See Exhibit Index below.

Exhibit Index

Exhibit Item Number and Description	Incorporated by Reference to	Filed Herewith

10.1 Amended and Restated Guaranty of Payment dated July 6, 2021 by Global Self Storage, Inc. in favor of The Huntington National Bank, successor by merger to TCF National Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2021 and incorporated herein by reference).

X

10.2 First Amendment to the Loan Documents dated July 6, 2021 between certain subsidiaries of Global Self Storage, Inc. and The Huntington National Bank, successor by merger to TCF National Bank (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2021 and incorporated herein by reference).

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

101. The following materials from Global Self Storage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, are formatted in Inline XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Financial Statements.

X

104. The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL (eXtensible Business Reporting Language) and in included in Exhibit 101.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: November 15, 2021	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: November 15, 2021	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)