Form 10-K
period 2021-12-31
Global Self Storage, Inc.
filed 2022-03-31
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $52,041,490 based upon the closing price of the shares on the Nasdaq Capital Market on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of March 15, 2022, was 10,774,456

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in connection with the registrant’s annual stockholders’ meeting to be held in 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	49	Auditor Name:	RSM US LLP	Auditor Location:	Blue Bell, Pennsylvania, United States

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. One of the most significant factors is the ongoing impact of the novel coronavirus (“COVID-19”) pandemic on the economy, the self storage industry and the broader financial markets. The Company is unable to predict whether the continuing effects of the COVID-19 pandemic will trigger a further economic slowdown and to what extent the Company will experience disruptions related to the COVID-19 pandemic. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally and the number and severity of COVID-19 variants, and uncertainty regarding the effectiveness of federal, state and local governments' efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity, including the rate and level of persons receiving vaccinations and the efficacy of such vaccines. The outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below and the risks described in “Item 1A. Risk Factors.” Any forward-looking statements should be considered in light of the risks referenced in “Item 1A. Risk Factors” and in our other filings with the Securities and Exchange Commission (the “SEC”). Such factors include, but are not limited to:

•
general risks associated with the ownership and operation of real estate, including changes in demand, risks related to development or redevelopment (including expansion) of self storage properties, potential liability for environmental contamination, natural disasters and adverse changes in tax, real estate and zoning laws and regulations;
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
•
risks related to our development of new properties and expansions and related lease up at our existing properties and /or participation in joint ventures;
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

RISK FACTOR SUMMARY

An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized in Item 1A, “Risk Factors” included in this report. These risks include, but are not limited to, the following:

Risks Related to our Self Storage Properties and our Business

•
The outbreak of highly infectious or contagious diseases or another public health crisis, including COVID-19, could materially and adversely impact our business, financial condition, results of operations and cash flows. Further, the spread of COVID-19 has caused, and a future public health crisis could cause, severe disruptions in the U.S. and global economy and financial markets and has created or could create widespread business continuity issues of an as yet unknown magnitude and duration.
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

Risks Related to Our Debt Financings

•
We depend on external sources of financing that are outside of our control, which could adversely affect our ability to acquire or develop properties, satisfy our debt obligations and/or make distributions to stockholders.
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

Risks Related to Our Common Stock

•
The future sales of shares of our common stock may depress the price of our common stock and dilute stockholders’ beneficial ownership.

•
Any future offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.

•
The market price and trading volume of our common stock may vary substantially.

PART I

Item 1. Business.

General

Global Self Storage, Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) that owns, operates, manages, acquires, and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible, and secure storage space for residential and commercial customers. As of December 31, 2021, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

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

Business Activities

As of December 31, 2021, the Company had 28 total employees and owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores. As of December 31, 2021, these properties totaled 968,308 net leasable square feet and offered 7,011 storage units. In addition to traditional and climate-controlled units, many of the properties feature both covered and outside auto/RV/boat storage. The Company invests in stores by acquiring stores through its wholly owned subsidiaries and operates primarily in one segment: rental operations.

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

We continue to review available acquisition opportunities with the awareness that, should interest rates rise, it may impact our ability to obtain favorable rates for financing acquisitions. We will seek to continue to employ our strict acquisition underwriting standards and remain a disciplined buyer and only execute acquisitions where we believe that our management techniques and innovations can strengthen our portfolio and increase stockholder value. For future acquisitions, the Company may continue to use various financing and capital raising alternatives including, but not limited to, debt and/or equity offerings, credit facilities, mortgage financing, and joint ventures with third parties.

We conduct or obtain environmental assessments in connection with the acquisition or development of additional stores. Whenever the environmental assessment for one of our stores indicates that a store is impacted by soil or groundwater contamination from prior owners/operators or other sources, we will work with environmental consultants and where appropriate, state governmental agencies, to ensure that the store is either cleaned up, that no cleanup is necessary because the low level of contamination poses no significant risk to public health or the environment, or that the responsibility for cleanup rests with a third party.

We continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not complete any self storage property acquisitions in 2021.

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

On December 20, 2018, certain of our wholly owned subsidiaries (“Credit Facility Secured Subsidiaries”) entered into a revolving credit loan agreement (collectively, the “Credit Facility Loan Agreement”) between the Credit Facility Secured Subsidiaries and TCF National Bank (“Credit Facility Lender”). Under the Credit Facility Loan Agreement, the Credit Facility Secured Subsidiaries may borrow from the Credit Facility Lender in the principal amount of up to $10 million pursuant to a promissory note (the “Credit Facility Promissory Note”). The Credit Facility Promissory Note bears an interest rate equal to 3.00% over the One Month U.S. Dollar London Inter-Bank Offered Rate and was due to mature on December 20, 2021. The obligations under the Credit Facility Loan Agreement are secured by certain real estate assets owned by the Credit Facility Secured Subsidiaries. We entered into a guaranty of payment on December 20, 2018 (the “Credit Facility Guaranty,” and together with the Credit Facility Loan Agreement, the Credit Facility Promissory Note and related instruments, the “Credit Facility Loan Documents”) to guarantee the payment to the Credit Facility Lender of certain obligations of the Credit Facility Secured Subsidiaries under the Credit Facility Loan Agreement. As described in more detail below, the Credit Facility Loan Agreement has been replaced in its entirety by the Amended Credit Facility Loan Agreement (as defined below) on July 6, 2021.

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

On October 8, 2021, the Borrower received the SBA’s final loan review decision which denied forgiveness of the loan in full. On November 4, 2021, the Borrower filed an appeal petition with the SBA’s Office of Hearings and Appeals within the 30 calendar day period after receipt of the final loan review decision. The Borrower's timely filing of the appeal extended the loan deferment period. On January 25, 2022, the SBA’s Office of Hearings and Appeals dismissed Borrower's appeal petition without prejudice and remanded the matter to the SBA for further review of loan forgiveness. The loan deferment period has been extended until the SBA reaches a conclusion on loan forgiveness. We cannot predict how long it will take the SBA to complete its review or provide assurance that we will obtain forgiveness of our portion of the PPP Note in whole or in part. If forgiveness is not granted, we will need to repay the interest on our portion of the PPP Note.

For the year ended December 31, 2021, there has been no material impact to our operations or cash flows due to the PPP Note. If and when the PPP Note is in part or wholly forgiven, and legal release is received, we expect to record a gain in an amount proportionate to our share of payroll costs and other eligible expenses incurred during the Covered Period. We expect the loan forgiveness to reduce such expenses and reduce related reimbursements to MMC and Winco accordingly.

On June 25, 2021, we completed an underwritten public offering whereby we sold and issued an aggregate of 1,121,496 shares of our common stock at the price of $5.35 per share. Subsequently, the over-allotment option was exercised increasing the total number of shares sold and issued to 1,289,720. We raised aggregate gross proceeds of approximately $6.9 million in the public offering after giving effect to the exercise of the over-allotment option.

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries may borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month U.S. Dollar London Inter-Bank Offered Rate or one-quarter of one percent (0.25%) and is due to mature on July 6, 2024. As of December 31, 2021, the effective interest rate was 3.25%. The obligations under the Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents. The Company also maintains a bank account at the Amended Credit Facility Lender. As of December 31, 2021, we have no withdrawn proceeds under the Amended Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Amended Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000, through the Agent. As of the date of this filing, under the Sales Agreement, the Company has sold and issued an aggregate of 65,843 shares of our common stock and raised aggregate gross proceeds of approximately $403,364, less sales commissions of approximately $8,069.

Our Third-Party Management Platform

On October 23, 2019, we signed our first self storage client under our third-party management platform. As of December 31, 2021, the property, which was rebranded as “Global Self Storage,” had 137,118-leasable square feet and was comprised of 618 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

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

Human Capital

We seek to create a diverse and inclusive work environment that values each employee’s talents and contributions. Our success relies on the general professionalism of our property managers and staff which are contributing factors to our ability to successfully secure rentals, retain tenants and maintain clean and secure self storage properties. We seek to increase employee retention and well-being and our employees enjoy an attractive benefit package that includes medical, dental, vision, life insurance, 401(k) with matching employer contribution, cash bonuses, and long-term equity compensation. We offer competitive health benefits and encourage our employees to participate in employee health and wellness programs. We also offer individualized counseling to our employees to assist them with their journey towards better health.

We also seek to promote diversity among our employees and management team. As of December 31, 2021, approximately 44% of our non-store (including finance, human resources, accounting, tax, legal, and marketing, but excluding store-level operations) employees and independent contractors were women. As of December 31, 2021, we had 28 employees, which includes employees of our property management platform.

In order to attract and retain diverse top talent, we offer training and development opportunities for our employees. In 2021, we offered training and development for our employees, which included anti-harassment training, cyber security training, and site manager training. We value the safety of our employees and provide regular training for our employees to increase safety at our properties. During 2021, we continued to make masks and other personal protective equipment available to our employees.

Environmental, Social, and Governance

We are focused on building our company for the long-term to generate sustainable growth. To that end, we have established a cross-functional Environmental, Social, and Governance (“ESG”) committee responsible for establishing our sustainability priorities and objectives. Management regularly evaluates sustainability risks faced by our portfolio and believe the low obsolescence, geographic diversification, and low emissions of our portfolio help to mitigate those risks. Our ESG committee will report annually to our board of directors on the status of our ESG program, our progress against the goals we have set, and provide updates on the various initiatives we have undertaken to improve our sustainability.

A key area of focus from a sustainability perspective is minimizing the impact we make on the environment. Self-storage remains a low-environmental impact business as it consumes less energy and water while emitting fewer greenhouse gases than other real estate property types. We continue to look for ways to further reduce our low impact through a variety of initiatives including solar panel installations, HVAC upgrades, high-efficiency LED lighting retrofits, energy management systems, and paper reduction through our online rental platform. Also, in 2021, we began to explore the installation of solar panels at our properties which we expect would reduce energy consumption and costs at such locations.

Climate Change and Environmental Stewardship

We are committed to managing climate-related risks and opportunities in relation to our business. This commitment is a key component of our recognition that we must operate in a responsible and sustainable manner that aligns with our long-term corporate strategy and promotes our best interests along with those of our stakeholders, including our tenants, investors, employees, and the communities in which we operate.

Our ESG committee will guide our commitment to sustainability and will have primary responsibility for climate-related activities. Our ESG committee will report annually to our board of directors, which oversees all of our sustainability initiatives.

We consider potential environmental impacts—both positive and negative—into our decision making across the business. The following features of our properties reflect our commitment to responsible environmental stewardship:

•
Low environmental impact. Our properties have an inherently light environmental footprint that we further reduce through environmentally friendly capital initiatives.
•
Low obsolescence. Our properties are expected to retain functional and physical usefulness over many decades. This contrasts with other real estate types that require frequent reinvestment (i.e., capital expenditures) to stay current with tenant preference, remain competitive with newer competition, offset heavier wear-and-tear by users, and maintain structural operating efficiency.
•
High structural resilience. We operate our properties to avoid deferred maintenance, which may mitigate risks from rising water levels, changing temperatures, and natural disasters.

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

Our operations may be affected by general economic, political and market conditions.

Our operations may be affected by global and national economic, political and market conditions generally. Any of the following events could result in substantial impact to our business, financial condition, results of operations and cash flows:

•
changes in global, national, regional or local economic, demographic or capital market conditions;
•
a recession, slowdown or sustained downturn in the U.S. market, and to a lesser extent, the global economy (or any particular segment thereof);

•
overall weakening of, or disruptions in, the financial markets;
•
increases in interest rates, inflationary pressures;
•
supply chain related disruptions, such as those caused by the ongoing COVID-19 pandemic;
•
geopolitical challenges and uncertainties (including wars and other forms of conflict, terrorist acts and security operations), such as the escalating conflict between Russia and Ukraine and the severe economic sanctions and export controls imposed by the U.S. and other governments against Russia and Russian interests; and
•
changes in government rules, regulations and fiscal policies, including increases in taxes, changes in zoning laws and increasing costs to comply with environmental laws.

All of these factors are beyond our control. Any negative changes in these factors could affect our business, financial condition, results of operations and cash flows.

The outbreak of highly infectious or contagious diseases or another public health crisis, including the novel coronavirus (“COVID-19”), could materially and adversely impact our business, financial condition, results of operations and cash flows. Further, the spread of COVID-19 has caused and a future public health crisis could cause severe disruptions in the U.S. and global economy and financial markets and has created or could create widespread business continuity issues of an as yet unknown magnitude and duration.

The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic has been widespread and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures, requiring restrictions on travel and issuing “shelter-in-place” and/or “stay-at-home” orders, and imposing restrictions on the types of businesses that may continue to operate. Such actions have caused disruptions in global supply chains, and have adversely impacted a number of industries.

While the containment measures described above generally do not apply to our business as self storage has been identified by the Department of Homeland Security as a Critical Infrastructure Sector and has been deemed an essential business in all states where we have operations, such measures may apply to certain of our tenants, employees, vendors, and lenders and there are no guarantees that, despite remaining open, tenants will be willing to visit our self storage properties or that future measures will not mandate the closure of one or more of our self storage properties. Even as efforts to contain the pandemic, including vaccinations, have made progress and many restrictions have been relaxed or lifted, resurgences and new variants of the virus have caused and may continue to cause additional outbreaks and there is substantial uncertainty about the nature and degree of the continued effects of COVID-19 over time.

Outbreaks of highly infectious or contagious diseases or another public health crisis, such as COVID-19, could materially and adversely affect our business, financial condition, results of operations and cash flows due to, among other factors:

•
reduced mobility and economic activity resulting from the containment measures mentioned above or otherwise attributable to a public health crisis or the response thereto could result in an economic downturn or prolonged recession, which could negatively impact consumer discretionary spending and could result in a general decline in business activity and demand for self storage and tenant traffic at our self storage properties and such reduction in demand and traffic could adversely affect, among other things, occupancy levels and rental rates at our self storage properties, our revenues, including both rental revenues and revenues from various ancillary products and services, such as moving and packing supplies, and other services, such as tenant insurance, our growth or opportunities for growth, our ability or desire to conduct future acquisitions of self storage properties and/or future or ongoing expansions of our existing self storage properties, and the ability to lease available space at self storage properties that we have expanded or are under ongoing expansion or at properties that we may acquire or have acquired with relatively low occupancy which may also adversely impact the expected performance and success of our strategic endeavors;

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
•
moratoriums on construction and macro-economic factors may cause construction contractors to be unable to perform, which may delay the start or completion of certain redevelopment or expansion projects by us and adversely impact our strategic endeavors; and
•
any of the above factors, or a combination thereof, could negatively and materially impact significant estimates and assumptions we use including, but not limited to estimates of expected credit losses and the fair value estimates of our assets and liabilities and may cause us to recognize impairment in value of our tangible or intangible assets.

Further, while we carry comprehensive property and casualty insurance along with other insurance policies that may provide some coverage for any losses or costs incurred in connection with a public health crisis, given the potential novelty of the issue and the potential scale of losses incurred throughout the world, there can be no assurance that we will be able to recover all or any portion of potential losses and costs under these policies.

The factors described above, as well as additional factors that we may not currently be aware of, could materially impact our business, financial condition, results of operations and cash flows. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in this Annual Report on Form 10-K. In addition, if in the future there is an outbreak of another highly infectious or contagious disease or other public health crisis, we and our self storage properties may be subject to risks similar to those posed by the COVID-19 pandemic.

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

On October 8, 2021, the Borrower received the SBA’s final loan review decision which denied forgiveness of the loan in full. On November 4, 2021, the Borrower filed an appeal petition with the SBA’s Office of Hearings and Appeals within the 30 calendar day period after receipt of the final loan review decision. The Borrower's timely filing of the appeal has extended the loan deferment period. On January 25, 2022, the SBA’s Office of Hearings and Appeals dismissed Borrower's appeal petition without prejudice and remanded the matter to the SBA for further review of loan forgiveness. The loan deferment period has been extended until the SBA reaches a conclusion on loan forgiveness. We cannot predict how long it will take the SBA to complete its review or provide assurance that we will obtain forgiveness of our portion of the PPP Note in whole or in part. If forgiveness is not granted, we will need to repay the interest on our portion of the PPP Note.

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

For the three and twelve months ended December 31, 2021, there has been no material impact to our operations or cash flows due to the PPP Note. If and when the PPP Note is, in part or wholly forgiven, and legal release is received, we expect to record a gain in an amount proportionate to our share of payroll costs and other eligible expenses incurred during the Covered Period. We expect any loan forgiveness to reduce such expenses and reduce related reimbursements to MMC and Winco accordingly.

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

Climate change and regulatory and other efforts to reduce climate change could adversely affect our business.

We face a number of risks associated with climate change including both transition and physical risks. The transition risks that could impact our company include those risks related to the impact of U.S. and foreign climate- and ESG-related legislation and regulation, as well as risks arising from climate-related business trends. Moreover, we are subject to risks stemming from the physical impacts of climate change.

New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations that could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase the costs to us, and those higher costs may continue to increase if new laws require additional resources, including spending more time, hiring additional personnel or investing in new technologies.

We also face business trend-related climate risks. Investors are increasingly taking into account ESG factors, including climate risks, in determining whether to invest in companies. Additionally, our reputation and investor relationships could be damaged as a result of our involvement with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.

Further, significant physical effects of climate change including extreme weather events can also have an adverse impact on our properties. Additionally, both transition and physical risks associated with climate change could result in increased operating costs for our properties. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. These risks may adversely impact our business, financial condition and results of operations.

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

We may change our investment and financing strategies and enter into new lines of business at any time without the consent of our stockholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this document. A change in our investment strategy or our entry into new lines of business may impact our ability to qualify or remain qualified as a REIT, or increase our exposure to other risks or real estate market fluctuations.

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

We depend on external sources of financing that are outside of our control, which could adversely affect our ability to acquire or develop properties, satisfy our debt obligations and/or make distributions to stockholders.

We depend on external sources of financing to acquire properties, to satisfy our debt obligations and to make distributions to our stockholders required to maintain our qualification as a REIT, and these sources of financing may not be available on favorable terms, or at all. Our access to external sources of financing depends on a number of factors, including the market’s perception of our growth potential and our current and potential future earnings and our ability to continue to qualify as a REIT for U.S. federal income tax purposes. If we are unable to obtain external sources of financing, we may not be able to acquire properties when strategic opportunities exist, satisfy our debt obligations or make cash distributions to our stockholders that would permit us to qualify as a REIT or avoid paying U.S. federal income tax on all of our net taxable income.

The terms and covenants relating to our indebtedness could adversely impact our economic performance.

The Amended Credit Facility Loan Documents and Term Loan Documents contain (and any new or amended loan and/or facility we may enter into from time to time will likely contain) customary affirmative and negative covenants, including financial covenants that, among other things, require us to comply with a minimum net worth (as defined in the Amended Credit Facility Loan Documents and Term Loan Documents) of at least the outstanding principal balance of the Term Loan and a minimum liquidity standard of at least 10% of the outstanding principal balance of the term loan (as defined in the Amended Credit Facility Loan Documents and Term Loan Documents). In the event that we fail to satisfy our covenants, we would be in default under the Amended Credit Facility Loan Documents and Term Loan Documents and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of debt or equity capital may not be available to us, or may be available only on unattractive terms. Moreover, the presence of such covenants could cause us to operate our business with a view toward compliance with such covenants, which might not produce optimal returns for stockholders.

The discontinuation of U.S. dollar London Interbank Offered Rate (“LIBOR”) may adversely affect our borrowing costs and the costs of any related hedging transactions.

The terms of the Amended Credit Facility Loan Agreement refer to U.S. dollar LIBOR. As announced on March 5, 2021 by the ICE Benchmark Administration Limited (“IBA”) and the U.K. Financial Conduct Authority, the IBA will cease publishing the overnight, 1-month, 3-month, 6-month and 12-month settings of U.S. dollar LIBOR rates immediately after June 30, 2023. The Alternative Reference Rates Committee (“ARCC”), which was convened by the Federal Reserve Board and the New York Federal Reserve Bank, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended risk-free alternative rate for U.S. dollar LIBOR. While the Amended Credit Facility Loan Agreement includes fallback language that would facilitate replacing U.S. dollar LIBOR, there can be no assurance that the benchmark replacement rate plus any spread adjustment will be economically equivalent to U.S. dollar LIBOR. In addition, market practices related to calculation conventions for replacement benchmark rates continue to develop and may vary, and inconsistent conventions may develop among financial products. Inconsistent use of replacement rates or calculation conventions among financial products could expose us to additional financial risks and increased costs. It is not possible to predict all consequences of the IBA’s plans to cease publishing LIBOR, any related regulatory actions and the expected discontinuance of the use of LIBOR as a reference rate for financial contracts. Any transition from LIBOR to alternative reference rates could result in financial market disruptions or significant increases in our borrowing costs or the costs of any related hedging, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.

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

Even though we believe that we currently qualify for U.S. federal income tax purposes as a REIT, we may face tax liabilities that will reduce our cash flow, including taxes on any undistributed income, state or local income and property and transfer taxes, including real property transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease operating cash flow to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold some of our assets and provide certain services to our tenants through one or more TRSs, or other subsidiary corporations that will be subject to corporate-level income tax at regular corporate rates. Any TRSs or other taxable corporations in which we invest will be subject to U.S. federal, state and local corporate taxes. Furthermore, if we acquire appreciated assets from a corporation that is or has been a subchapter C corporation in a transaction in which the adjusted tax basis of such assets in the our hands is less than the fair market value of the assets, determined at the time we acquired such assets, and if we subsequently dispose of any such assets during the 5-year period following the acquisition of the assets from the C corporation, we will be subject to tax at the highest corporate tax rates on any gain from the disposition of such assets to the extent of the excess of the fair market value of the assets on the date that we acquired such assets over the basis of such assets on such date, which are referred to as built-in gains. Payment of these taxes generally could materially and adversely affect our income, cash flow, results of operations, financial condition, liquidity and prospects, and could adversely affect the value of our common stock and the ability to make distributions to stockholders.

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

In connection with our conversion from a regulated investment company (a “RIC”) to a REIT, we disposed of the majority of our assets and acquired government securities and shares of publicly traded REITs. As a result, our qualification as a REIT has depended on the REIT qualification of the publicly traded REITs in which we have invested. Furthermore, we may continue to hold interests in publicly traded REITs, and as a result our REIT qualification may continue to depend on the REIT qualification of any publicly traded REITs in which we continue to hold an interest. We do not generally independently investigate the REIT qualification of such REITs, but rather generally rely on statements made by such REITs in their public filings. In the event that one or more of the publicly traded REITs in which we invested was not properly treated as a REIT for U.S. federal income tax purposes, or if our interests in these REITs were otherwise not treated as equity in a REIT for U.S. federal income tax purposes, it is possible that we may not have met certain of the REIT asset and income requirements, in which case we could have failed to qualify as a REIT. Similarly, if we hold an interest in a publicly traded REIT in the future that fails to qualify as a REIT, such failure could adversely impact our REIT qualification.

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

In addition, the TCJA, which was signed into law on December 22, 2017, significantly changed U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and have lessened the relative competitive advantage of operating as a REIT rather than as a C corporation. For additional discussion, see “Recent U.S. Federal Income Tax Legislation.”

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

GLOBAL SELF STORAGE STORES

(As of December 31, 2021)

		Year Store	Number	Net Leasable	December 31, 2021 Square Foot	December 31, 2020 Square Foot
Property(1)	Address	Opened / Acquired-Managed	of Units	Square Feet(2)	Occupancy %	Occupancy %
OWNED STORES
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	807	113,700	96.9%	98.7%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,408	88.8%	99.1%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	92.7%	94.7%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	756	96,883	95.7%	92.7%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	568	80,970	96.2%	94.0%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	644	68,131	93.5%	95.5%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	694	78,857	91.5%	95.3%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	568	76,410	93.5%	91.9%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	246	42,860	92.4%	95.9%
TOTAL/AVERAGE SAME-STORES(3)			5,117	674,809	94.1%	95.1%

SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	540	76,360	89.3%	90.3%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	260	24,472	96.3%	96.1%
SSG WEST HENRIETTA LLC	70 Erie Station Road, West Henrietta, NY 14586	2016 / 2019	476	55,550	84.4%	86.2%
TOTAL/AVERAGE NON SAME-STORES			1,276	156,382	88.7%	89.8%

TOTAL/AVERAGE SAME-STORES AND NON SAME-STORES			6,393	831,191	93.1%	94.1%

MANAGED STORES(4)
TPM EDMOND LLC	14000 N I 35 Service Rd, Edmond, OK 73013	2015 / 2019	618	137,118	94.2%	96.7%
TOTAL/AVERAGE MANAGED STORES			618	137,118	94.2%	96.7%

TOTAL/AVERAGE ALL OWNED/MANAGED STORES			7,011	968,309	93.2%	94.5%

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
(4)
As of December 31, 2021, we managed one store for a third party in Edmond, OK with 137,118-leasable square feet, bringing the total number of stores which we own and/or manage to 13, and total leasable square feet to 968,308.

In the year ending December 31, 2021, we completed one expansion/conversion project at our property located in Lima, OH. In 2021, the Company began reviewing plans to convert certain commercially-leased space to 3,000 leasable square feet of all-climate-controlled units at the Lima, OH property. In July 2021, the Company completed such conversion, resulting in a new total of 756 units and 96,883 leasable square feet at the Lima, OH property. Upon completion, total area occupancy was approximately 94.8%. As of December 31, 2021, the Lima, OH store’s total area occupancy was approximately 95.7%. This conversion did not constitute a significant renovation or expansion because it only added approximately 3,000 leasable square feet of self storage to the property. As such, our Lima, OH property remained a same store property.

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

Holders

As of March 15, 2022, there were approximately 5,700 record and beneficial holders of the Company’s common stock.

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

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT that owns, operates, manages, acquires, and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible and secure storage space for residential and commercial customers. As of December 31, 2021, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

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

On December 20, 2018, certain of our wholly owned subsidiaries (“Credit Facility Secured Subsidiaries”) entered into a revolving credit loan agreement (collectively, the “Credit Facility Loan Agreement”) between the Credit Facility Secured Subsidiaries and TCF National Bank (“Credit Facility Lender”). Under the Credit Facility Loan Agreement, the Credit Facility Secured Subsidiaries may borrow from the Credit Facility Lender in the principal amount of up to $10 million pursuant to a promissory note (the “Credit Facility Promissory Note”). The Credit Facility Promissory Note bears an interest rate equal to 3.00% over the One Month U.S. Dollar London Inter-Bank Offered Rate and was due to mature on December 20, 2021. The obligations under the Credit Facility Loan Agreement are secured by certain real estate assets owned by the Credit Facility Secured Subsidiaries. We entered into a guaranty of payment on December 20, 2018 (the “Credit Facility Guaranty,” and together with the Credit Facility Loan Agreement, the Credit Facility Promissory Note and related instruments, the “Credit Facility Loan Documents”) to guarantee the payment to the Credit Facility Lender of certain obligations of the Credit Facility Secured Subsidiaries under the Credit Facility Loan Agreement. As described in more detail below, the Credit Facility Loan Agreement has been replaced in its entirety by the Amended Credit Facility Loan Agreement on July 6, 2021.

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

On October 8, 2021, the Borrower received the SBA’s final loan review decision which denied forgiveness of the loan in full. On November 4, 2021, the Borrower filed an appeal petition with the SBA’s Office of Hearings and Appeals within the 30 calendar day period after receipt of the final loan review decision. The Borrower's timely filing of the appeal has extended the loan deferment period. On January 25, 2022, the SBA’s Office of Hearings and Appeals dismissed Borrower's appeal petition without prejudice and remanded the matter to the SBA for further review of loan forgiveness. The loan deferment period has been extended until the SBA reaches a conclusion on loan forgiveness. We cannot predict how long it will take the SBA to complete its review or provide assurance that we will obtain forgiveness of our portion of the PPP Note in whole or in part. If forgiveness is not granted, we will need to repay interest on our portion of the PPP Note.

For the year ended December 31, 2021, there has been no material impact to our operations or cash flows due to the PPP Note. If and when the PPP Note is, in part or wholly forgiven, and legal release is received, we expect to record a gain in an amount proportionate to our share of payroll costs and other eligible expenses incurred during the Covered Period. We expect the loan forgiveness to reduce such expenses and reduce related reimbursements to MMC and Winco accordingly.

On June 25, 2021, we completed an underwritten public offering whereby we sold and issued an aggregate of 1,121,496 shares of our common stock at the price of $5.35 per share. Subsequently, the over-allotment option was exercised increasing the total number of shares sold and issued to 1,289,720. We raised aggregate gross proceeds of approximately $6.9 million in the public offering after giving effect to the exercise of the over-allotment option.

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries may borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month U.S. Dollar London Inter-Bank Offered Rate or one-quarter of one percent (0.25%) and is due to mature on July 6, 2024. As of December 31, 2021, the effective interest rate was 3.25%. The obligations under the Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents. The Company also maintains a bank account at the Amended Credit Facility Lender. As of December 31, 2021, we have no withdrawn proceeds under the Amended Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Amended Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000, through the Agent. As of the date of this filing, under the Sales Agreement, the Company has sold and issued an aggregate of 65,843 shares of our common stock and raised aggregate gross proceeds of approximately $403,364, less sales commissions of approximately $8,069.

We continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not make any acquisitions in the year ended December 31, 2021. In addition, we may pursue third-party management opportunities of properties owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities. As of December 31, 2021, we managed one third-party owned property, which was rebranded as “Global Self Storage,” had 137,118-leasable square feet and was comprised of 618 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

In addition to actively reviewing a number of store and portfolio acquisition opportunities, we have been working to further develop and expand our current stores.

In 2021, the Company began reviewing plans to convert certain commercially-leased space to 3,000 leasable square feet of all-climate-controlled units at the Lima, OH property. In July 2021, the Company completed such conversion, resulting in a new total of 756 units and 96,883 leasable square feet at the Lima, OH property. Upon completion, total area occupancy was approximately 94.8%. As of December 31, 2021, the Lima, OH store’s total area occupancy was approximately 95.7%. This conversion did not constitute a significant renovation or expansion because it only added approximately 3,000 leasable square feet of self storage to the property. As such, our Lima, OH property remained a same store property.

We expect we will have sufficient cash from current sources to meet our liquidity needs for the next twelve months because our capital resources currently exceed our projected expenses for the next twelve months. However, we may opt to supplement our equity capital and increase potential returns to our stockholders through the use of prudent levels of borrowings. We may use debt when the available terms and conditions are favorable to long-term investing and well-aligned with our business plan. In light of the novel coronavirus (“COVID-19”) pandemic and its impact on the global economy, we are closely monitoring overall liquidity levels and changes in our business performance (including our properties) to be in a position to enact changes to ensure adequate liquidity going forward.

As of December 31, 2021, we had capital resources totaling approximately $21.5 million, comprised of $3.0 million of cash, cash equivalents, and restricted cash, $3.5 million of marketable securities, and $15.0 million available for withdrawal under the Amended Credit Facility Loan Agreement. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores. These capital resources allow us to continue to execute our strategic business plan, which includes funding acquisitions, either directly or through joint ventures; expansion projects at our existing properties; and broadening our revenue base and pipeline of potential acquisitions through developing Global MaxManagementSM, our third-party management platform. Our board of directors regularly reviews our strategic business plan, including topics and metrices like capital formation, debt versus equity ratios, dividend policy, use of capital and debt, funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) performance, and optimal cash levels.

We expect that the results of our operations will be affected by a number of factors. Many of the factors that will affect our operating results are beyond our control. The Company and its properties could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the COVID-19 pandemic. The COVID-19 pandemic has continued to impact the U.S. and global economies. The U.S. financial markets have experienced disruption and constrained credit conditions within certain sectors. Although more normalized activities have resumed, at this time the Company cannot predict the full extent of the impacts of the COVID-19 pandemic on the Company and the COVID-19 pandemic could have a delayed adverse impact on the Company's financial results. The Company will continue to monitor the pandemic's effects and will adjust its operations as necessary.

As of the date of this annual report, our properties continue to operate and we are in compliance with federal, state and local COVID-19 guidelines and mandates. In addition, we continue practicing social distancing and enhanced cleaning and disinfectant activities to protect our employees and tenants. We have long provided online leasing and payment options, as well as on-site contactless solutions using kiosks that can facilitate rentals and even automatically dispense locks. Our kiosks are available 24/7 at each of our stores where prospective tenants can select and rent a unit, or current tenants can pay their rent.

Results of Operations for the Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

Revenues

Total revenues increased from $9,196,524 during the year ended December 31, 2020 to $10,508,830 during the year ended December 31, 2021, an increase of 14.3% or $1,312,306. Rental income increased from $8,789,548 during the year ended December 31, 2020 to $10,051,371 during the year ended December 31, 2021, an increase of 14.4%

or $1,261,823. The increase in total revenues was due primarily to increased rental rates, and the results of our revenue rate management program of raising existing tenant rates.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $337,166 in the year ended December 31, 2020 to $381,534 in the year ended December 31, 2021, an increase of 13.2% or $44,368. This increase was primarily attributable to increased insurance participation at our wholly-owned and managed properties.

Operating Expenses

Total expenses decreased from $7,976,312 during the year ended December 31, 2020 to $7,823,870 during the year ended December 31, 2021, a decrease of 1.9% or $152,442, which was primarily due to decreased depreciation and amortization, and to a lesser extent, a decrease in certain general and administrative expenses. Store operating expenses increased from $3,586,593 in the year ended December 31, 2020 to $3,776,770 in the year ended December 31, 2021, an increase of 5.3% or $190.177, which was primarily due to increased administrative and real estate tax expenses.

Depreciation and amortization decreased from $1,989,761 in the year ended December 31, 2020 to $1,631,609 in the year ended December 31, 2021, a decrease of 18.0% or $358,152, which was primarily attributable to the amortization of the in-place customer leases related to the 2019 store acquisition in West Henrietta, NY.

General and administrative expenses decreased 0.8% or $19,000 for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The change is primarily attributable to a decrease in certain professional fees, and to a lesser extent, increased employment expenses.

Business development, capital raising, and store acquisition expenses increased from $10,998 to $45,531 during the year ended December 31, 2021 as compared to the year ended December 31, 2020. These costs primarily consisted of consulting costs in connection with business development, capital raising, and future potential store acquisitions, and expenses related to our third party management platform marketing initiatives. The majority of these expenses are non-recurring and fluctuate based on business development activity during the time period.

Operating Income

Operating income increased from $1,220,212 during the year ended December 31, 2020 to $2,684,960 during the year ended December 31, 2021, an increase of 120.0% or $1,464,748, which was primarily due to increased total revenues.

Other income (expense)

Interest expense on loans decreased from $1,180,341 during the year ended December 31, 2020 to $1,046,461 during the year ended December 31, 2021, a decrease of 11.3% or $133,880. This increase was primarily attributable to decreased borrowings under our Amended Credit Facility Loan Agreement for the year ended December 31, 2021.

Dividend and interest income was $76,021 during the year ended December 31, 2021 as compared to $79,331 during the year ended December 31, 2020.

The Company recognizes changes in the fair value of its investments in equity securities with readily determinable fair values in net income and, as such, recorded an unrealized gain of $1,566,731 for the year ended December 31, 2021 compared to $155,139 during the year ended December 31, 2020.

Net income (loss)

For the year ended December 31, 2021, net income was $3,281,251 or $0.33 per fully diluted share. For the year ended December 31, 2020, net income was $274,341 or $0.03 per fully diluted share.

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

Adjusted FFO (“AFFO”) and AFFO per share are non-GAAP measures that represents FFO and FFO per share excluding the effects of business development, capital raising, and acquisition related costs and non-recurring items, which we believe are not indicative of the Company’s operating results. AFFO and AFFO per share are not a substitute for net income or earnings per share. AFFO is not a substitute for GAAP net cash flow in evaluating our liquidity or ability to pay dividends, because it excludes financing activities presented on our statements of cash flows. We present AFFO because we believe it is a helpful measure in understanding our results of operations insofar as we believe that the items noted above that are included in FFO, but excluded from AFFO, are not indicative of our ongoing operating results. We also believe that the analyst community considers our AFFO (or similar measures using different terminology) when evaluating us. Because other REITs or real estate companies may not compute AFFO in the same manner as we do, and may use different terminology, our computation of AFFO may not be comparable to AFFO reported by other REITs or real estate companies. However, the Company believes that to further understand the performance of its stores, AFFO should be considered along with the net income and cash flows reported in accordance with GAAP and as presented in the Company’s financial statements.

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

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions or new ground-up developments. At December 31, 2021, we owned nine same-store properties and three non-same-store properties. The Company believes that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, NOI, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy for the three months and year ended December 31, 2021 decreased by 100 basis points to 94.1% from 95.1% for the same period in 2020.

We grew our top-line results by increasing same-store revenues by 15.0% for the three months ended December 31, 2021 versus the three months ended December 31, 2020, and by 11.2% for the year ended December 31, 2021 versus the year ended December 31, 2020. Same-store cost of operations increased by 6.4% for the three months ended December 31, 2021 versus the three months ended December 31, 2020, and increased by 4.4% for the twelve months ended December 31, 2021 versus the twelve months ended December 31, 2020. Same-store NOI increased by 20.1% for the three months ended December 31, 2021 versus the three months ended December 31, 2020, and increased 15.5% for the twelve months ended December 31, 2021 versus the twelve months ended December 31, 2020. The increase in same-store NOI was due primarily to an increase in revenues.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped maintain our overall average same-store occupancy in the 94% range as of December 31, 2021. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty resulting in powerful referral and word-of-mouth market demand for our storage units and services. Another significant contributing factor to our results was our success in controlling store-level cost of operations, maximizing tenant occupancy, and limiting the decrease in revenues caused by the COVID-19 pandemic.

These results are summarized as follows:

SAME - STORE PROPERTIES

Twelve Months Ended December 31,	2021	2020	Variance	% Change
Revenues	$8,260,705	$7,429,913	$830,792	11.2%
Cost of operations	$3,003,941	$2,876,893	$127,048	4.4%
Net operating income	$5,256,764	$4,553,020	$703,744	15.5%
Depreciation and amortization	$961,534	$952,958	$8,576	0.9%
Net leasable square footage at period end*	674,809	675,926	(1,117)	-0.2%
Net leased square footage at period end	634,948	642,883	(7,935)	-1.2%
Overall square foot occupancy at period end	94.1%	95.1%	-1.0%	-1.1%
Total annualized revenue per leased square foot	$13.01	$11.56	$1.45	12.6%
Total available leasable storage units*	5,117	5,078	39	0.8%
Number of leased storage units*	4,801	4,800	1	0.0%

SAME - STORE PROPERTIES

Three Months Ended December 31,	2021	2020	Variance	% Change
Revenues	$2,170,657	$1,886,844	$283,813	15.0%
Cost of operations	$747,377	$702,155	$45,222	6.4%
Net operating income	$1,423,280	$1,184,689	$238,591	20.1%
Depreciation and amortization	$242,132	$239,250	$2,882	1.2%
Net leasable square footage at period end*	674,809	675,926	(1,117)	-0.2%
Net leased square footage at period end*	634,948	642,883	(7,935)	-1.2%
Overall square foot occupancy at period end	94.1%	95.1%	-1.0%	-1.1%
Total annualized revenue per leased square foot	$13.67	$11.74	$1.93	16.4%
Total available leasable storage units*	5,117	5,078	39	0.8%
Number of leased storage units*	4,801	4,800	1	0.0%

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

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2021	2020	2021	2020
Net income	$1,379,643	$315,785	$3,281,251	$274,341
Adjustments:
Management fees and other income	(19,518)	(17,469)	(75,925)	(69,810)
General and administrative	569,589	566,607	2,369,960	2,388,960
Depreciation and amortization	409,669	461,859	1,631,609	1,989,761
Business development, capital raising, and property acquisition costs	34,896	470	45,531	10,998
Dividend and interest income	(19,625)	(17,313)	(76,021)	(79,331)
Unrealized (gain) loss on marketable equity securities	(775,542)	(127,737)	(1,566,731)	(155,139)
Interest expense	217,894	289,234	1,046,461	1,180,341
Non same-store revenues	(571,428)	(472,546)	(2,172,200)	(1,696,801)
Non same-store cost of operations	197,702	185,799	772,829	709,700
Total same-store net operating income	$1,423,280	$1,184,689	$5,256,764	$4,553,020

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2021	2020	2021	2020
Same-store revenues	$2,170,657	$1,886,844	$8,260,705	$7,429,913
Same-store cost of operations	$747,377	702,155	$3,003,941	2,876,893
Total same-store net operating income	$1,423,280	$1,184,689	$5,256,764	$4,553,020

Analysis of Same-Store Revenue

For the three and twelve months ended December 31, 2021, revenue increased 15.0% and 11.2%, respectively, as compared to the same periods in 2020. These increases were attributable to, among other things, consistent rent collections, despite the COVID-19 pandemic, increased rental rates, and the results of our revenue rate management program of raising existing tenant rates. Same store average overall square foot occupancy for all of the Company’s same-stores combined decreased by 100 basis points to 94.1% in the twelve months ended December 31, 2021 from 95.1% in the twelve months ended December 31, 2020.

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

During the period from late March 2020 through May 2020, we experienced reduced activity with fewer move-ins and move-outs, and received periodic tenant requests for the waiver of late fees due to COVID-19 related hardships. However, we have seen increased demand for self storage since June 2020, as various areas of the United States emerged from stay at home orders. These trends may be temporary or even reverse, to the extent they are driven by short-term factors such as stay at home orders and delays in our auction process. We temporarily suspended our existing tenant rental rate increase program, but have since restarted it at all of our properties as of July 2020. This temporary suspension impacted our revenue. Because existing tenant rental rate increases have contributed significantly to increases in rental income in recent years, further suspension of these increases may have a material adverse impact on our revenue growth. Also, it is possible that the COVID-19 pandemic could change consumer behavior, either due to economic recession, uncertainty, or dislocation, as well as other factors, which could increase customer sensitivity and propensity to move-out in response to rate increases, either in the short or longer term. Other effects of the COVID-19 pandemic, such as movement from urban areas to more suburban and rural areas, has driven increased demand for self storage in the secondary and tertiary markets that we operate.

As of December 31, 2021, we observed no material degradation in rent collections. However, we believe that our bad debt losses (which are reflected as a reduction in revenues) could increase from historical levels, due to (i) cumulative stress on our customers’ financial capacity and (ii) reduced rent recoveries from auctioned units.

We may experience a change in the move-out patterns of our long-term customers due to economic uncertainty and the significant increase in unemployment recently. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates.

If and when the COVID-19 pandemic subsides, we currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases for 2022, if any, to be similar to those for the year ended December 31, 2021.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of December 31, 2021, our average tenant duration of stay was approximately 3.3 years, up from approximately 3.0 years as of December 31, 2020.

Analysis of Same-Store Cost of Operations

Same-store cost of operations increased 6.4% or $45,222 for the three months ended December 31, 2021 versus the three months ended December 31, 2020, and increased 4.4% or $127,048 for the twelve months ended December 31, 2021 versus the twelve months ended December 31, 2020. This increase in same-store cost of operations for the twelve months ended December 31, 2021 was due primarily to increased expenses for landscaping from snow removal, repairs and maintenance, credit card fees, real estate taxes, utilities, IT maintenance and support, and travel.

Employment. On-site store manager, regional manager and district payroll expense decreased 10.7% or $24,381 for the three months ended December 31, 2021 versus the three months ended December 31, 2020, and decreased 3.5% or $31,722 for the twelve months ended December 31, 2021 as compared to the same period in 2020. This decrease was due primarily to routine employee departures. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as district, regional, and store managers.

Real Estate Property Tax. Store property tax expense increased 6.4% or $18,032 for the three months ended December 31, 2021 versus the three months ended December 31, 2020, and increased 2.2% or $24,306 for the twelve months ended December 31, 2021 as compared to the same period in 2020. The increase in property tax expense during the year ended December 31, 2021 is primarily due to increased property assessment valuations and the loss of our Class 8 tax incentive granted to SSG Dolton LLC. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail. We currently expect same-store property tax expenses to increase during 2022, primarily due to an expected phaseout of the Class 8 tax incentive granted to SSG Dolton LLC and increased property assessment valuations.

Administrative. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. Administrative expenses increased 21.7% or $24,972 in the three months ended December 31, 2021 as compared to the same period in 2020, and increased 23.2% or $107,464 in the twelve months ended December 31, 2021 as compared to the same period in 2020. We experienced an increase in administrative expenses in the year ended December 31, 2021 due primarily to increased repairs and maintenance, utilities, credit card fees, and landscaping expense. Credit card fees increased for the year ended December 31, 2021 due to a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in building a higher quality overall tenant base. We currently expect moderate increases in other direct store costs in 2022.

Repairs and maintenance expense increased 100.7% or $19,510 for the three months ended December 31, 2021 versus the three months ended December 31, 2020, and increased 31.7% or $26,184 for the twelve months ended December 31, 2021 as compared to the same period in 2020 due primarily to certain one-time repairs completed during the year ended 2021.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utility expense increased 12.4% or $4,243 for the three months ended December 31, 2021 versus the three months ended December 31, 2020, and increased 8.5% or $13,206 for the twelve months ended December 31, 2021 as compared to the same period in 2020, primarily due to rising costs for energy and higher energy usage at most of our stores during the three and twelve months ended December 31, 2021 versus the same periods in 2020. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in higher net utility costs in 2022.

Landscaping expenses, which include snow removal costs, decreased 29.4% or $7,395 for the three months ended December 31, 2021 versus the three months ended December 31, 2020, and increased 60.4% or $49,048 in the twelve months ended December 31, 2021 compared to the same period in 2020. The increase in landscaping expense in the twelve months ended December 31, 2021 versus the same period in 2020 is primarily due to higher snow removal expenses in 2021. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in 2022, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing. Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 8.4% or $4,133 for the three months ended December 31, 2021 versus the three months ended December 31, 2020, and decreased 8.7% or $17,014 for the twelve months ended December 31, 2021 as compared to the same period in 2020. The decrease in marketing expense in the twelve months ended December 31, 2021 versus the same period in 2020 is primarily due to decreased marketing costs and internet advertising expenses during the year ended 2021. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase in 2022.

General. Other direct store costs include general expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. General expenses increased 89.7% or $23,044 in the three months ended December 31, 2021 as compared to the same period in 2020, and increased 17.4% or $31,505 in the twelve months ended December 31, 2021 as compared to the same period in 2020, primarily due to increased expenses for travel and IT maintenance and support.

Lien Administration. Lien administration expenses decreased 17.4% or $576 in the three months ended December 31, 2021 as compared to the same period in 2020, and decreased 16.6% or $2,489 in the twelve months ended December 31, 2021 as compared to the same period in 2020. Decreased tenants’ stored items auctions contributed to the decreased expenses. We currently expect moderate increases in other direct store costs in 2022.

Combined Same-Store and Non Same-Store Self Storage Operations

At December 31, 2021, we owned nine same-store properties and three non same-store properties. The non same-store properties are McCordsville, IN, Millbrook, NY, and West Henrietta, NY.

Combined same-store and non same-store average overall square foot occupancy at the end of the three months and year ended December 31, 2021 decreased by 100 basis points to 93.1% from 94.1% for the same period in 2020. Combined same-store and non same-store occupancy includes all of our properties as of the indicated date, including those that have recently undergone significant expansion or redevelopment, such as our expansions at West Henrietta, NY and Millbrook, NY and our conversion at McCordsville, IN. As a result of the Millbrook, NY expansion construction, certain units at the existing Millbrook, NY property were required to be temporarily vacated.

We grew our top-line results by increasing combined same-store and non same-store (“Combined store”) revenues by 16.2% for the three months ended December 31, 2021 versus the three months ended December 31, 2020, and by 14.3% for the twelve months ended December 31, 2021 versus the twelve months ended December 31, 2020. Combined store cost of operations increased by 6.4% for the three months ended December 31, 2021 versus the three months ended December 31, 2020, and increased by 5.3% for the twelve months ended December 31, 2021 versus the twelve months ended December 31, 2020. Combined store NOI increased by 22.1% for the three months ended December 31, 2021 versus the three months ended December 31, 2020, and by 20.1% for the twelve months ended December 31, 2021 versus the twelve months ended December 31, 2020.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped maintain our overall average occupancy in the 93% range as of December 31, 2021. Also, contributing to our strong results were our customer service efforts which we believe were essential in building local brand loyalty resulting in referral and word-of-mouth market demand for our storage units and services. Another significant contributing factor to our results was our success in controlling store-level cost of operations, maximizing tenant occupancy, and limiting the decrease in revenues caused by the COVID-19 pandemic.

These results are summarized as follows:

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

Twelve Months Ended December 31,	2021	2020	Variance	% Change
Revenues	$10,432,905	$9,126,714	$1,306,191	14.3%
Cost of operations	$3,776,770	$3,586,593	$190,177	5.3%
Net operating income	$6,656,135	$5,540,121	$1,116,014	20.1%
Depreciation and amortization	$1,443,906	$1,813,592	$(369,686)	-20.4%
Net leasable square footage at period end*	831,190	832,307	(1,117)	-0.1%
Net leased square footage at period end	773,593	783,237	(9,644)	-1.2%
Overall square foot occupancy at period end	93.1%	94.1%	-1.0%	-1.1%
Total annualized revenue per leased square foot	$13.49	$11.65	$1.84	15.8%
Total available leasable storage units	6,393	6,354	39	0.6%
Number of leased storage units*	5,889	5,906	(17)	-0.3%

COMBINED SAME - STORE AND NON SAME - STORE PROPERTIES

Three Months Ended December 31,	2021	2020	Variance	% Change
Revenues	$2,742,085	$2,359,390	$382,695	16.2%
Cost of operations	$945,079	$887,954	$57,125	6.4%
Net operating income	$1,797,006	$1,471,436	$325,570	22.1%
Depreciation and amortization	$362,743	$414,933	$(52,190)	-12.6%
Net leasable square footage at period end*	831,190	832,307	(1,117)	-0.1%
Net leased square footage at period end	773,593	783,237	(9,644)	-1.2%
Overall square foot occupancy at period end	93.1%	94.1%	-1.0%	-1.1%
Total annualized revenue per leased square foot	$14.18	$12.05	$2.13	17.7%
Total available leasable storage units	6,393	6,354	39	0.6%
Number of leased storage units*	5,889	5,906	(17)	-0.3%

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

The following table presents a reconciliation of combined same-store and non same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2021	2020	2021	2020
Net income	$1,379,643	$315,785	$3,281,251	$274,341
Adjustments:
Management fees and other income	(19,518)	(17,469)	(75,925)	(69,810)
General and administrative	569,589	566,607	2,369,960	2,388,960
Depreciation and amortization	409,669	461,859	1,631,609	1,989,761
Business development, capital raising, and property acquisition costs	34,896	470	45,531	10,998
Dividend and interest income	(19,625)	(17,313)	(76,021)	(79,331)
Unrealized (gain) loss on marketable equity securities	(775,542)	(127,737)	(1,566,731)	(155,139)
Interest expense	217,894	289,234	1,046,461	1,180,341
Total combined same-store and non same- store net operating income	$1,797,006	$1,471,436	$6,656,135	$5,540,121

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2021	2020	2021	2020
Combined same-store and non same-store revenues	$2,742,085	$2,359,390	$10,432,905	$9,126,714
Combined same-store and non same-store cost of operations	$945,079	887,954	$3,776,770	3,586,593
Total combined same-store and non same-store net operating income	$1,797,006	$1,471,436	$6,656,135	$5,540,121

Analysis of Combined Same-Store and Non Same-Store Revenue

Combined same-store and non same-store average overall square foot occupancy at the end of the three months and year ended December 31, 2021 decreased by 100 basis points to 93.1% from 94.1% for the same period in 2020.

For the three and twelve months ended December 31, 2021, revenue increased 16.2% and 14.3%, respectively, as compared to the same periods in 2020. These increases were attributable to, among other things, consistent rent collections, despite the COVID-19 pandemic, increased rental rates, and the results of our revenue rate management program of raising existing tenant rates.

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

During the period from late March 2020 through May 2020, we experienced reduced activity with fewer move-ins and move-outs, and received periodic tenant requests for the waiver of late fees due to COVID-19 related hardships. However, we have seen increased demand for self storage since June 2020, as various areas of the United States emerged from stay at home orders. These trends may be temporary or even reverse, to the extent they are driven by short-term factors such as stay at home orders and delays in our auction process. We temporarily suspended our existing tenant rental rate increase program, but have since restarted it at all of our properties as of July 2020. This temporary suspension has impacted our revenue. Because existing tenant rental rate increases have contributed significantly to increases in rental income in recent years, further suspension of these increases may have a material adverse impact on our revenue growth. Also, it is possible that the COVID-19 pandemic could change consumer behavior, either due to economic recession, uncertainty, or dislocation, as well as other factors, which could increase customer sensitivity and propensity to move-out in response to rate increases, either in the short or longer term. Other effects of the COVID-19 pandemic, such as movement from urban areas to more suburban and rural areas, has driven increased demand for self storage in the secondary and tertiary markets that we operate.

As of December 31, 2021, we observed no material degradation in rent collections. However, we believe that our bad debt losses (which are reflected as a reduction in revenues) could increase from historical levels, due to (i) cumulative stress on our customers’ financial capacity and (ii) reduced rent recoveries from auctioned units.

We may experience a change in the move-out patterns of our long-term customers due to economic uncertainty and the significant increase in unemployment recently. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates.

If and when the COVID-19 pandemic subsides, we currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases for 2022, if any, to be similar to those for the year ended December 31, 2021.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of December 31, 2021, our average tenant duration of stay was approximately 3.0 years, up from approximately 2.7 years as of December 31, 2020.

Analysis of Combined Same-Store and Non Same-Store Cost of Operations

Combined same-store and non same-store cost of operations increased 6.4% or $57,125 for the three months ended December 31, 2021 versus the three months ended December 31, 2020, and increased 5.3% or $190,177 for the twelve months ended December 31, 2021 versus the twelve months ended December 31, 2020. The year over year increase in combined same-store and non same-store cost of operations was due primarily to increased store level expenses relating to, amongst other categories, real estate taxes, repairs and maintenance, landscaping, credit card fees, and utilities.

Employment. On-site store manager payroll expense decreased 6.1% or $17,505 for the three months ended December 31, 2021 versus the three months ended December 31, 2020, and increased 0.7% or $7,953 for the twelve months ended December 31, 2021 as compared to the same period in 2020. The increase for the year ended December 31, 2021, was due primarily to wage increases, which was offset by routine employee departures. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as district and regional managers.

Real Estate Property Tax. Store property tax expense increased 8.0% or $25,652 for the three months ended December 31, 2021 versus the three months ended December 31, 2020, and increased 3.3% or $41,646 in the twelve months ended December 31, 2021 as compared to the same period in 2020. The increase in property tax expense during the year ended 2021 versus 2020 is primarily due to increased property assessment valuations and the loss of our Class 8 tax incentive granted to SSG Dolton LLC. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail. We currently expect store property tax expenses to increase during 2022, primarily due to the phaseout of the Class 8 tax incentive granted to SSG Dolton LLC and higher assessed property values.

Administrative. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. Administrative expenses increased 15.1% or $24,746 in the three months ended December 31, 2021 as compared to the same period in 2020, and increased 20.6% or $131,051 in the twelve months ended December 31, 2021 as compared to the same period in 2020. We experienced an increase in administrative expenses for the year ended December 31, 2020 due primarily to increased repairs and maintenance, utilities, credit card fees, and landscaping expense. Credit card fees increased for the year ended December 31, 2021 due to a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in building a higher quality overall tenant base. We currently expect moderate increases in other direct store costs in 2022.

Repairs and maintenance expense increased 42.9% or $14,980 for the three months ended December 31, 2021 versus the three months ended December 31, 2020, and increased 20.4% or $24,307 for the twelve months ended December 31, 2021 as compared to the same period in 2020. Contributing to the increase in repair and maintenance expense for the year ended December 31, 2021, is certain one-time repairs completed during the year ended 2021.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utility expense increased 15.2% or $7,363 for the three months ended December 31, 2021 versus the three months ended December 31, 2020, and increased 6.8% or $15,166 for the twelve months ended December 31, 2021 as compared to the same period in 2020. The increase in utility expense in the twelve months ended December 31, 2021 versus the same period in 2020 is primarily due to rising costs for energy and higher energy usage at most of our stores during the three and twelve months ended December 31, 2021 versus the same periods in 2020. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in higher net utility costs in 2022.

Landscaping expenses, which include snow removal costs, decreased 29.9% or $9,539 for the three months ended December 31, 2021 versus the three months ended December 31, 2020, and increased 52.2% or $56,458 in the twelve months ended December 31, 2021 compared to the same period in 2020. The increase in landscaping expense in the twelve months ended December 31, 2021 versus the same period in 2020 is primarily due to higher snow removal expenses in 2021. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in 2022, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing. Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 1.6% or $1,188 for the three months ended December 31, 2021 versus the three months ended December 31, 2020, and decreased 14.2% or $42,364 for the twelve months ended December 31, 2021 as compared to the same period in 2020. The decrease in marketing expense in the twelve months ended December 31, 2021 versus the same period in 2020 is primarily due to decreased marketing costs and internet advertising expenses during the year ended 2021. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase in 2022.

General. Other direct store costs include general expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. General expenses increased 64.9% or $26,232 in the three months ended December 31, 2021 as compared to the same period in 2020, and increased 14.6% or $36,570 in the twelve months ended December 31, 2021 as compared to the same period in 2020, primarily due to increased expenses for travel and IT maintenance and support.

Property Tax Expenses at Dolton, IL

Late in the third quarter of 2017, our Dolton, IL property was reassessed by the municipality and separately, our Class 8 tax incentive renewal hearing was held. As a result of those two events, our Dolton, IL property was reassessed at approximately 52% higher and the Class 8 tax incentive was not renewed. These events were applied retroactively to take effect on January 1, 2017. The combined impact was an increase in property tax expenses from $105,000 during 2016 to $210,000 during 2017, $240,000 during 2018, $395,000 during 2019, $399,000 during 2020, and $417,000 during 2021. The Class 8 tax incentive phases out over the years 2017, 2018, 2019, 2020, and 2021. We currently expect the property tax expenses at our Dolton, IL property to increase by approximately 20% in 2022. Both the property tax reassessment and our Class 8 tax incentive renewal status are currently under appeal. However, there is no guarantee that either the assessment will be reduced or our Class 8 tax incentive status will be reinstated.

Analysis of Global Self Storage FFO and AFFO

The following tables present a reconciliation and computation of net income to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share (unaudited):

	Three Months	Three Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Net income	$1,379,643	$315,785	$3,281,251	$274,341
Eliminate items excluded from FFO:
Unrealized gain on marketable equity securities	(775,542)	(127,737)	(1,566,731)	(155,139)
Depreciation and amortization	409,669	461,859	1,631,609	1,989,761
FFO attributable to common stockholders	1,013,770	649,907	3,346,129	2,108,963
Adjustments:
Compensation expense related to stock-based awards	54,098	26,273	194,372	126,035
Business development, capital raising, and property acquisition costs	34,896	470	45,531	10,998
AFFO attributable to common stockholders	$1,102,764	$676,650	$3,586,032	$2,245,996

Earnings per share attributable to common stockholders - basic	$0.13	$0.03	$0.33	$0.03
Earnings per share attributable to common stockholders - diluted	$0.13	$0.03	$0.33	$0.03
FFO per share - diluted	$0.10	$0.07	$0.33	$0.23
AFFO per share - diluted	$0.10	$0.07	$0.36	$0.24

Weighted average shares outstanding - basic	10,613,044	9,284,634	9,973,113	9,273,554
Weighted average shares outstanding - diluted	10,646,806	9,294,516	10,004,061	9,282,687

Analysis of Global Self Storage Store Expansions

In addition to actively reviewing a number of store and portfolio acquisition candidates, we have been working to further develop and expand our current stores. During 2020, we completed three expansion / conversion projects at our properties located in Millbrook, NY, McCordsville, IN, and West Henrietta, NY.

In 2019, the Company broke ground on the Millbrook, NY expansion, which added approximately 11,800 leasable square feet of all-climate-controlled units. Upon completion in February 2020, the Millbrook, NY store's area occupancy dropped from approximately 88.6% to approximately 45.5%. Lease-up of the Millbrook, NY expansion has gone faster than expected. As of December 31, 2021, the Millbrook, NY store’s total area occupancy stood at 96.3%.

In the first quarter of 2020, the Company began reviewing plans to convert certain commercially-leased space to all-climate-controlled units at the McCordsville, IN property. In April 2020, the Company commenced such conversion, which resulted in a new total of 535 units and 76,360 leasable square feet at the McCordsville, IN property. Upon completion in June 2020, the McCordsville, IN store's total area occupancy dropped from what would have been approximately 97.4% to approximately 79.1%. As of December 31, 2021, the McCordsville, IN store’s total area occupancy stood at 89.3%. There is no guarantee that we will experience demand for the McCordsville, IN conversion or that we will be able to successfully lease-up the conversion to the occupancy level of our other properties.

Our West Henrietta, NY store expansion project, completed in August 2020, added approximately 7,300 leasable square feet of drive-up storage units. Upon completion of the expansion project, West Henrietta, NY’s total area occupancy dropped from approximately 89.6% to approximately 77.9%. As of December 31, 2021, the West Henrietta, NY store’s total area occupancy stood at 84.4%. There is no guarantee that we will experience demand for the West Henrietta, NY expansion or that we will be able to successfully lease-up the expansion to the occupancy level of our other properties.

In 2021, the Company began reviewing plans to convert certain commercially-leased space to 3,000 leasable square feet of all-climate-controlled units at the Lima, OH property. In July 2021, the Company completed such conversion, resulting in a new total of 756 units and 96,883 leasable square feet at the Lima, OH property. Upon completion, total area occupancy was approximately 94.8%. As of December 31, 2021, the Lima, OH store’s total area occupancy was approximately 95.7%. This conversion did not constitute a significant renovation or expansion because it only added approximately 3,000 leasable square feet of self storage to the property. As such, our Lima, OH property remained a same store property.

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains on the Company’s investment in marketable equity securities for the twelve months ended December 31, 2021 and December 31, 2020 were $1,566,731 and $155,139, respectively. In accordance with the adoption of ASU 2016-01, as of January 1, 2018, the Company recognizes changes in the fair value of its investments in equity securities with readily determinable fair values in net income. Previously, changes in fair value of the Company’s investments in equity securities were recognized in accumulated other comprehensive income on the Company’s consolidated balance sheets. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we plan to liquidate our investment in marketable equity securities and potentially realize gains or losses. As of December 31, 2021, our cumulative unrealized gain on marketable equity securities was $2,727,695. There were no realized gains or losses for the twelve months ended December 31, 2021 and December 31, 2020.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on this assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Changes in Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 28, 2022, the Company entered into an amended and restated employment agreement with its Chief Executive Officer and President, Mark C. Winmill.

The amended and restated employment agreement has an initial term of three years and is subject to automatic one-year extensions thereafter, unless either party provides at least 90 days’ notice of non-renewal.

The amended and restated employment agreement provides for:

•
a monthly base salary of $33,083;
•
eligibility for an annual cash performance bonus based on the satisfaction of performance goals established by our Board of Directors or its Compensation Committee; and
•
participation in benefit plans applicable generally to executive officers.

The amended and restated employment agreement provides that, if Mr. Winmill’s employment is terminated by the Company without “cause” or by Mr. Winmill for “good reason” (each as defined in the amended and restated employment agreement), or as a result of the Company’s notice of non-renewal of the employment term, Mr. Winmill will be entitled to the following severance payments and benefits, subject to the execution and non-revocation of a general release of claims:

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

The amended and restated employment agreement contains standard confidentiality provisions, which apply indefinitely, and both non-competition and non-solicitation of employees and customers covenants, which apply during the term of employment and for a period of twelve months thereafter.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding our executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2021.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

Item 11. Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and trustee independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

Item 14. Principal Accounting Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

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

X

4.4	Description of Securities of Global Self Storage, Inc. (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K filed on March 31, 2021 and incorporated herein by reference)	X

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

X

10.4	Form of Mortgage, Assignment of Leases and Rents and Security Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 30, 2016 and incorporated herein by reference)	X

10.5	Amended and Restated Employment Agreement between Mark C. Winmill and the Company dated March 28, 2022		X

10.6	Global Self Storage, Inc. 2017 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2017 and incorporated herein by reference)	X

10.7	Form of Restricted Share Award Agreement (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on March 28, 2018 and incorporated herein by reference)	X

10.8	Form of Performance Share Award Agreement		X

10.9

Loan Agreement dated December 20, 2018 between certain subsidiaries of Global Self Storage, Inc. and TCF National Bank (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2018 and incorporated herein by reference)

X

10.10

Guaranty dated December 20, 2018 by Global Self Storage, Inc. in favor of TCF National Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2018 and incorporated herein by reference)

X

10.11

Amended and Restated Guaranty of Payment dated July 6, 2021 by Global Self Storage, Inc. in favor of The Huntington National Bank, successor by merger to TCF National Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2021 and incorporated herein by reference)

X

10.12

First Amendment to the Loan Documents dated July 6, 2021 between certain subsidiaries of Global Self Storage, Inc. and The Huntington National Bank, successor by merger to TCF National Bank (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2021 and incorporated herein by reference)

X

10.13

At Market Offering Sales Agreement, dated January 14, 2022 by and between Global Self Storage, Inc. and B. Riley Securities, Inc. (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed on January 14, 2022 and incorporated herein by reference)

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

101.

The following materials from Global Self Storage, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, are formatted in Inline XBRL (eXtensible Business Reporting Language): (1) consolidated balance sheets; (2) consolidated statements of operations; (3) consolidated statements of comprehensive income (loss); (4) consolidated statement of changes in equity; (5) consolidated statements of cash flows; (6) notes to consolidated financial statements; and (7) financial statement schedule III.

X
104

The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 has been formatted in Inline XBRL (eXtensible Business Reporting Language) and in included in Exhibit 101.

X

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: March 31, 2022	/s/ Mark C. Winmill
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

Date: March 31, 2022	/s/ Mark C. Winmill
By: Mark C. Winmill
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 31, 2022	/s/ Thomas O’Malley
By: Thomas O’Malley
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 31, 2022	/s/ Thomas B. Winmill
By: Thomas B. Winmill
Director

Date: March 31, 2022	/s/ Russell E. Burke III
By: Russell E. Burke III
Director

Date: March 31, 2022	/s/ George B. Langa
By: George B. Langa
Director

Date: March 31, 2022	/s/ William C. Zachary
By: William C. Zachary
Director

Global Self Storage, Inc.

Financial Statements`

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Global Self Storage, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Self Storage, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Blue Bell, Pennsylvania

March 31, 2022

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Real estate assets, net	$58,390,066	$59,768,533
Cash and cash equivalents	2,899,701	1,614,771
Restricted cash	163,998	340,672
Investments in securities	3,483,182	1,916,451
Accounts receivable	120,641	106,521
Prepaid expenses and other assets	543,528	351,764
Line of credit issuance costs, net	254,004	152,542
Goodwill	694,121	694,121
Total assets	$66,549,241	$64,945,375
Liabilities and stockholders' equity
Note payable, net	$17,916,513	$18,389,176
Accounts payable and accrued expenses	1,514,631	1,373,308
Line of credit borrowing	—	5,144,000
Total liabilities	19,431,144	24,906,484
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 10,708,613 shares and 9,343,118 shares issued and outstanding at December 31, 2021 and 2020, respectively	107,086	93,431
Additional paid in capital	46,851,360	40,455,409
Retained earnings (accumulated deficit)	159,651	(509,949)
Total stockholders' equity	47,118,097	40,038,891
Total liabilities and stockholders' equity	$66,549,241	$64,945,375

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Revenues
Rental income	$10,051,371	$8,789,548
Other property related income	381,534	337,166
Management fees and other income	75,925	69,810

Total revenues	10,508,830	9,196,524

Expenses
Property operations	3,776,770	3,586,593
General and administrative	2,369,960	2,388,960
Depreciation and amortization	1,631,609	1,989,761
Business development	45,531	10,998

Total expenses	7,823,870	7,976,312

Operating income	2,684,960	1,220,212

Other income (expense)
Dividend and interest income	76,021	79,331
Unrealized gain on marketable equity securities	1,566,731	155,139
Interest expense	(1,046,461)	(1,180,341)

Total other income (expense), net	596,291	(945,871)

Net income and comprehensive income	$3,281,251	$274,341
Earnings per share
Basic	$0.33	$0.03
Diluted	$0.33	$0.03
Weighted average shares outstanding
Basic	9,973,113	9,273,554
Diluted	10,004,061	9,282,687

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained
				earnings	Total
	Common stock		Paid in	(accumulated	stockholders'
	Shares	Par value	capital	deficit)	equity
Balance at December 31, 2019	9,330,297	$93,303	$40,329,502	$1,643,111	$42,065,916
Restricted stock grants issued	12,821	128	(128)	—	—
Stock-based compensation	—	—	126,035	—	126,035
Net income	—	—	—	274,341	274,341
Dividends	—	—	—	(2,427,401)	(2,427,401)
Balance at December 31, 2020	9,343,118	93,431	40,455,409	(509,949)	40,038,891
Restricted stock grants issued	75,775	758	(758)	—	—
Issuance of common stock, net of expenses	1,289,720	12,897	6,202,337		6,215,234
Stock-based compensation	—	—	194,372	—	194,372
Net income	—	—	—	3,281,251	3,281,251
Dividends	—	—	—	(2,611,651)	(2,611,651)
Balance at December 31, 2021	10,708,613	$107,086	$46,851,360	$159,651	$47,118,097

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Cash flows from operating activities
Net income	$3,281,251	$274,341
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,631,609	1,989,761
Unrealized gain on marketable equity securities	(1,566,731)	(155,139)
Amortization of loan procurement costs	169,868	199,797
Stock-based compensation	194,372	126,035
Changes in operating assets and liabilities:
Accounts receivable	(14,120)	57,557
Prepaid expenses and other assets	(191,764)	(26,314)
Accounts payable and accrued expenses	138,267	(468,710)
Net cash provided by operating activities	3,642,752	1,997,328
Cash flows from investing activities
Improvements and equipment additions	(253,142)	(203,077)
Construction	—	(1,404,269)
Net cash used in investing activities	(253,142)	(1,607,346)
Cash flows from financing activities
Issuance of common stock, net of expenses	6,215,234	—
Line of credit (repayment) borrowing	(5,144,000)	230,000
Principal payments on note payable	(512,067)	(491,081)
Line of credit issuance costs	(231,926)	—
Dividends paid	(2,608,595)	(2,427,023)
Net cash used in financing activities	(2,281,354)	(2,688,104)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,108,256	(2,298,122)
Cash, cash equivalents, and restricted cash, beginning of period	1,955,443	4,253,565
Cash, cash equivalents, and restricted cash, end of period	$3,063,699	$1,955,443
Supplemental cash flow and noncash information
Cash paid for interest	$881,759	$996,904
Supplemental disclosure of noncash activities:
Dividends payable	$3,056	$358

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

Global Self Storage, Inc. (the “Company,” “we,” “our,” “us”) is a self-administered and self-managed Maryland real estate investment trust (“REIT”) that owns, operates, manages, acquires, and redevelops self storage properties (“stores” or “properties”) in the United States. Through its wholly owned subsidiaries, the Company owns and/or manages 13 self-storage properties in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company operates primarily in one segment: rental operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Upon deregistration as an investment company, effective January 19, 2016, the Company’s status changed to an operating company from an investment company since it no longer met the assessment of an investment company in accordance with U.S. generally accepted accounting principles ("GAAP") under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946 (“ASC Topic 946”). The Company discontinued applying the guidance in ASC Topic 946 and began to account for the change in status prospectively by accounting for its investments in accordance with other GAAP topics as of the date of the change in status.

The consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with GAAP and include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation

Cash, Cash Equivalents, and Restricted Cash

The Company’s cash is deposited with financial institutions located throughout the United States and at times may exceed federally insured limits. The Company considers all highly liquid investments, which may include money market fund shares, with a maturity of three months or less at the time of purchase to be cash equivalents. Restricted cash is comprised of escrowed funds deposited with a bank relating to capital expenditures.

The carrying amount reported on the balance sheet for cash, cash equivalents, and restricted cash approximates fair value

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$2,899,701	$1,614,771
Restricted cash	163,998	340,672
Total cash, cash equivalents, and restricted cash as shown in our consolidated statements of cash flows	$3,063,699	$1,955,443

Income Taxes

The Company has elected to be treated as a REIT under the Internal Revenue Code ("IRC"). In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, it would be subject to federal income tax. In management’s opinion, the requirements to maintain these elections are being met. The Company is subject to certain state and local taxes.

The Company has elected to treat its corporate subsidiary, SSG TRS LLC, as a taxable REIT subsidiary (“TRS”). In general, the Company’s TRS may perform additional services for tenants and may engage in any real estate or non-real estate related business. A TRS is subject to federal and state and local corporate income tax.

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company has reviewed its tax positions and has concluded that no liability for unrecognized tax benefits should be recorded or disclosed related to uncertain tax positions taken on federal, state, and local income tax returns for open tax years (2018 – 2020), or is expected to be taken in the Company’s 2021 tax returns.

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

Derivative Financial Instruments

The Company carries all derivative financial instruments on the balance sheet at fair value under prepaid expenses and other assets. Fair value of derivatives is determined by reference to observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship. The Company’s use of derivative instruments has been limited to an interest rate cap agreement. The fair values of derivative instruments are included in prepaid expenses and other assets in the accompanying balance sheets. For derivative instruments not designated as cash flow hedges, the unrealized gains and losses are included in interest expense in the accompanying statements of operations. For derivatives designated as cash flow hedges, the effective portion of the changes in the fair value of the derivatives is initially reported in accumulated other comprehensive income (loss) in the Company’s balance sheets and subsequently reclassified into earnings when the hedged transaction affects earnings. The valuation analysis of the interest rate cap reflects the contractual terms of derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses primarily consist of property tax accruals, unearned rental income, and trade payables.

Revenue and Expense Recognition

Revenues from stores, which are primarily composed of rental income earned pursuant to month-to-month leases for storage space, as well as associated late charges and administrative fees, ancillary revenues from sales of merchandise and tenant insurance and other income are recognized as earned in accordance with ASC Topic 842, Leases. Promotional discounts reduce rental income over the promotional period.

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

General and administrative expenses and property operations expenses, which may include among other expenses, property taxes, utilities, repairs and maintenance, and other expenses, are expensed as incurred. The Company accrues for property tax expense based upon actual amounts billed and, in some circumstances, estimates and historical trends when bills or assessments have not been received from the taxing authorities or such bills and assessments are in dispute.

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

The Company evaluates goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value may be less that carrying amounts. If it is determined that the carrying amount of goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value, an impairment charge is recorded. There were no indicators of impairment to goodwill, real estate assets, and intangible assets and no impairment charges were recorded during 2021 or 2020.

Stock-based Compensation

The measurement and recognition of compensation expense for all stock-based compensation awards to employees are based on estimated fair values. Awards granted are measured at fair value and any compensation expense is recognized over the service periods of each award. For awards granted which contain a graded vesting schedule and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award. For awards granted for which vesting is subject to a performance condition, compensation cost is recognized over the requisite service period if and when the Company concludes it is probable that the performance condition will be achieved. The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Loan Procurement Costs

Loan procurement costs, net are presented as a direct deduction from the carrying amount of the related debt liability. If there is not an associated debt liability recorded on the consolidated balance sheets, the costs are recorded as an asset net of accumulated amortization. Loan procurement costs associated with the Company's revolving credit facility remain in line of credit issuance costs, net of amortization on the Company's consolidated balance sheets. The costs are amortized using the straight-line method, which approximates the effective interest method, over the estimated life of the related debt.

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

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

3. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows:

	December 31, 2021	December 31, 2020
Land	$6,122,065	$6,122,065
Buildings, improvements, and equipment	60,571,060	60,317,918
Self storage properties	66,693,125	66,439,983
Less: accumulated depreciation	(8,303,059)	(6,671,450)
Real estate assets, net	$58,390,066	$59,768,533

During 2020, the Company completed the following conversion and expansions:

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

There were no expansion or conversion activities during 2021.

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consisted of the following:

		Gross Unrealized
December 31, 2021	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$2,727,695	$—	$3,483,182
Total investment in marketable equity securities	$755,487	$2,727,695	$—	$3,483,182

		Gross Unrealized
December 31, 2020	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,160,964	$—	$1,916,451
Total investment in marketable equity securities	$755,487	$1,160,964	$—	$1,916,451

5. FAIR VALUE MEASUREMENTS

The Company applies the methods of determining fair value to value its financial assets and liabilities. The application of fair value measurements may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability or whether management has elected to carry the item at its estimated fair value.

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

Fair valued assets consist of shares of marketable equity securities and an interest rate cap. The value of the equity securities is based on a traded market price and is considered to be a level 1 measurement, and the value of the interest rate cap is based on its maturity, observable market-based inputs including interest rate curves and is considered to be a level 2 measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2021 and December 31, 2020:

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$3,483,182	$—	$—	$3,483,182
Interest rate cap	—	9,408	—	9,408
Total assets at fair value	$3,483,182	$9,408	$—	$3,492,590

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$1,916,451	$—	$—	$1,916,451
Interest rate cap	—	4	—	4
Total assets at fair value	$1,916,451	$4	$—	$1,916,455

There were no assets transferred from level 1 to level 2 as of December 31, 2021 or December 31, 2020. The Company did not have any level 3 assets or liabilities as of December 31, 2021 or December 31, 2020.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their respective carrying values as of December 31, 2021 and 2020. The aggregate estimated fair value of the Company’s debt was $17,596,733 and $24,596,649 as of December 31, 2021 and 2020, respectively. These estimates were based on market interest rates for comparable obligations, general market conditions and maturity.

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

The following table summarizes the terms of the Company’s derivative financial instrument as of December 31, 2021:

	Notional Amount			Effective	Maturity
Product	December 31, 2021	December 31, 2020	Strike	Date	Date
Cap Agreement	$7,500,000	$7,500,000	3.75%	12/20/2021	7/6/2024

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

The Company entered into a non-recourse guaranty on June 24, 2016 (the “Guaranty,” and together with the Loan Agreement, the Promissory Note and the Security Agreement, the “Loan Documents”) to guarantee the payment to the Lender of certain obligations of the Secured Subsidiaries under the Loan Agreement.

The Loan Documents require the Secured Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Lender may accelerate amounts outstanding under the Loan Documents upon the occurrence of an Event of Default (as defined in the Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. As of December 31, 2021 and 2020, the Company was in compliance with these covenants.

The Company incurred loan procurement costs of $646,246 and such costs have been recorded net of the note payable on the consolidated balance sheets. The costs are amortized over the term of the loan using the effective interest method and are recorded as an adjustment to interest expense. The Company recorded amortization expense of $39,404 and $40,470 for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020 the carrying value of the Company’s note payable is summarized as follows:

Note Payable	December 31, 2021	December 31, 2020
Principal balance outstanding	$18,335,407	$18,847,475
Less: Loan procurement costs, net	(418,894)	(458,299)
Total note payable, net	$17,916,513	$18,389,176

As of December 31, 2021, the note payable was secured by certain of its self storage properties with an aggregate net book value of approximately $25.3 million. The following table represents the future principal payment requirements on the note payable as of December 31, 2021:

2022	$535,816
2023	558,714
2024	582,591
2025	607,488
2026	633,449
2026 and thereafter	15,417,349
Total principal payments	$18,335,407

Revolving Line of Credit

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries may borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month U.S. Dollar London Inter-Bank Offered Rate or one-quarter of one percent (0.25%) and is due to mature on July 6, 2024. As of December 31, 2021, the effective interest rate was 3.25%. The obligations under the Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the

Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents” or the “Revolver”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents.

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

The Company incurred issuance costs of $231,926 and $477,981 for the July 6, 2021 Revolver extension and entry into the Revolver in December 18, 2018, respectively, and such costs are amortized as an adjustment to interest expense using the straight-line method, which approximates the effective interest method, over the term of the loan. The Company recorded amortization expense of $130,464 and $159,327 for the years ended December 31, 2021 and 2020, respectively. The outstanding loan balance under the Revolver was $0 and $5,144,000 as of December 31, 2021 and 2020, respectively.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s secured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. The Company had right-of-use assets and lease liabilities related to its operating leases of $11,622 and $11,622 and $24,972 and $24,972, respectively, as of December 31, 2021 and 2020. Such amounts are amortized using a straight-line method over the term of the lease and are included in prepaid expenses and other assets and accounts payable and accrued expenses on the Company’s consolidated balance sheets, respectively. Amortization expense for the years ended December 31, 2021 and 2020 was $13,350 and $12,728, respectively. As of December 31, 2021, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were approximately 0.8 years and 4.78%, respectively.

The future minimum lease payments under the automobile lease are $11,878 for the year ending December 31, 2022.

9. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2021	2020
Net income	$3,281,251	$274,341
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	9,973,113	9,273,554
Net effect of dilutive unvested restricted stock awards included for treasury stock method	30,948	9,133
Average number of common shares outstanding - diluted	10,004,061	9,282,687
Earnings per common share
Basic	$0.33	$0.03
Diluted	$0.33	$0.03

Common stock dividends totaled $2,611,651 ($0.26 per share) and $2,427,401 ($0.26 per share) for the years ended December 31, 2021 and 2020, respectively.

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation (“Bexil”), Tuxis Corporation (“Tuxis”), and their affiliates (collectively with the Company, the “Affiliates”). As of December 31, 2021, certain of the Affiliates and the Company's directors and employees may be deemed to own, in aggregate, approximately 7.7% of the Company’s outstanding common stock. Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the IRC and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. The aggregate compensation and benefits accrued and paid by the Company to MMC for the years ended December 31, 2021 and 2020 were $2,258,024 and $2,239,483, respectively. Rent expense of concurrently used office space and overhead expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the IRC. The aggregate rent and overhead accrued and paid by the Company to Winco for the years ended December 31, 2021 and 2020 was $58,584 and $73,823, respectively. The Company had reimbursements payable to MMC and Winco for compensation and benefits and rent and overhead of $33,981 and $18,906 as of December 31, 2021 and 2020, respectively.

The Company currently reimburses monthly automobile expenses of $1,000 per month to its President, Mark C. Winmill. To the extent that the monthly payment under the Company’s automobile lease exceeds the current monthly reimbursement amount, Mr. Winmill voluntarily reimburses the Company for the excess amount. In this regard, Mr. Winmill has reimbursed the Company $2,248 and $2,254 for the years ended December 31, 2021 and 2020, respectively.

The Company leases office space and storage to certain Affiliates under rental agreements. The terms of occupancy are month to month and automatically renew unless terminated by either party on ten days’ written notice. The Company earned rental income of $13,369 and $9,204 for the years ended December 31, 2021 and 2020, respectively.

On May 19, 2020, MMC (the “Borrower”) entered into a Paycheck Protection Program Term Note (“PPP Note”) with Customers Bank on behalf of itself and the Affiliates under the Paycheck Protection Program (the “Program”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Borrower received total proceeds of $486,602. In accordance with the requirements of the CARES Act, the Affiliates used the proceeds from the PPP Note primarily for payroll and other eligible costs. Interest accrues on the PPP Note at the rate per annum of 1.00%. In March 2021, the Borrower applied to Customers Bank for forgiveness of the amount due on the PPP Note in an amount equal to the sum of payroll and other eligible costs incurred during the Covered Period, as defined therein. On October 8, 2021, the Borrower’s application was denied. On November 4, 2021, the Borrower filed an appeal petition with the SBA’s Office of Hearings and Appeals (“OHA”) in response to the denial of the Borrower’s application for forgiveness of the amount due on the PPP Note. The Borrower's timely filing of an appeal within the 30 calendar day period after receipt of the SBA’s decision extended the loan deferment period. On January 25, 2022, OHA dismissed the appeal without prejudice and remanded the PPP Note forgiveness application back to the SBA for further loan review. The loan deferment period has been extended while the forgiveness application is pending. No assurance can be provided that the review will be successful or that PPP Note will be forgiven in whole or in part. If the PPP Note is not forgiven, in part or wholly, the Company expects to repay interest proportionate to its share of the PPP Note. If the PPP Note is in part or wholly, forgiven and legal release is received, the Company expects to record a gain in an amount proportionate to its share of forgiven payroll costs and other eligible expenses. For the year ended December 31, 2021, there was no material impact to the Company’s operations or cash flows due to the PPP Note and there were no transfers of principal between the Company and MMC for the years ended December 31, 2021 and 2020, respectively.

11. CAPITAL STOCK

As of December 31, 2021, the Company was authorized to issue 450,000,000 shares of $0.01 par value common stock of which 10,708,613 shares were issued and outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, of which none has been issued.

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

On April 12, 2021 and March 25, 2021, the Company approved restricted stock awards under the Plan to certain of its officers and employees in the aggregate amount of 12,300 shares and 63,475 shares, respectively, of which 60,750 shares are time-based grants and 15,025 shares are performance-based grants. During 2020, Company approved restricted stock awards under the Plan to certain of its officers and employees in the aggregate amount of 25,905 shares, of which 10,880 shares are time-based grants and 15,025 shares are performance-based grants. The Company recorded $194,372 and $126,035 of expense in general and administrative expense in its consolidated statements of operations related to restricted stock awards for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was $274,922 and $84,517 of unrecognized compensation expense related to unvested time-based and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted—average period of 2.9 years and 2.5 years for time-based and performance-based awards, respectively. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

Time-Based Restricted Stock Grants

These time-based grants vest solely based on continued employment, with 6.25% of the shares eligible to vest on each three-month anniversary of the grant date during the four-year vesting period. Time-based restricted stock cannot be transferred during the vesting period. Grants of time-based restricted stock entitle the holder to dividends paid by the Company on shares of its common stock, including unvested shares.

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2019	39,932	$4.31
Granted	10,880	$3.58
Vested	(18,582)	$4.26
Unvested at December 31, 2020	32,230	$4.09
Granted	60,750	$4.58
Vested	(31,779)	$4.33
Unvested at December 31, 2021	61,201	$4.45

Performance-Based Restricted Stock Grants

Performance-based restricted stock grants vest based on continued employment and the achievement of certain Funds from Operations, as adjusted (“AFFO”) and same store revenue growth (“SSRG”) goals by the Company during 2021. Between 0% and 200% of these shares will be earned based on achievement of the AFFO and SSRG goals in 2021, and the shares which are earned will remain subject to quarterly vesting during the remaining four-year time vesting period. Dividends paid by the Company prior to the determination of how many shares are earned will be retained by the Company and released only with respect to earned shares. If a Change in Control (as defined in the Plan) occurs the number of shares earned will equal the greater of the number of shares granted and the number of shares which would have been earned based on the AFFO and SSRG through the date of the Change in Control. If following a Change in Control, a grantee is terminated by the Company without Cause or by the grantee with Good Reason (as each is defined in the Plan), all unvested restricted stock will fully vest. Performance-based restricted stock earned during 2021 and 2020 were 15,025 shares and 1,941 shares, respectively.

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-based Stock Grants	Shares	Fair Value
Unvested at December 31, 2019	27,739	$4.21
Granted	1,941	$3.58
Vested	(11,028)	$4.23
Unvested at December 31, 2020	18,652	$4.13
Granted	15,025	$4.51
Vested	(11,142)	$4.22
Unvested at December 31, 2021	22,535	$4.34

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

14. RISKS AND UNCERTANTIES

COVID-19

The novel coronavirus pandemic (“COVID-19”) has continued to impact the U.S. and global economies. The U.S. financial markets have experienced disruption and constrained credit conditions within certain sectors. Although more normalized activities have resumed, at this time the Company cannot predict the full extent of the impacts of the COVID-19 pandemic on the Company and its properties and the COVID-19 pandemic could have a delayed adverse impact on the Company's financial results. The Company will continue to monitor the pandemic's effects and will adjust its operations as necessary.

The full impact of COVID-19 on the real estate industry, the credit markets and consequently on the Company’s financial condition and results of operations is uncertain and cannot be predicted at the current time as it depends on several factors beyond the control of the Company including, but not limited to (i) the uncertainty around the severity and duration of the pandemic and the emergence and severity of COVID-19 variants, (ii) the effectiveness of the United States public health response, including the rate and level of persons receiving vaccinations and the efficacy of such vaccines, (iii) the pandemic’s impact on the U.S. and global economies, (iv) the timing, scope and effectiveness of additional governmental responses to the pandemic, (v) the timing and speed of economic recovery, and (vi) the negative impact of the above on our properties.

Credit Risk

Credit risk - Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and certain portions of accounts receivable including rents receivable from our tenants. Cash, cash equivalents, and restricted cash are on deposit with highly rated commercial banks.

15. SUBSEQUENT EVENTS

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000, through the Agent. As of the date of this filing, under the Sales Agreement, the Company has sold and issued an aggregate of 65,843 shares of our common stock and raised aggregate gross proceeds of approximately $403,364, less sales commissions of approximately $8,069.

On March 1, 2022, the Company declared a cash dividend of $0.065 per common share payable on March 31, 2022 to stockholders of record as of March 15, 2022.

On March 28, 2022, the Company approved restricted share awards under the Plan to certain of its officers and employees in the aggregate amount of 26,025 shares, of which 15,025 shares are performance-based grants and the remainder of the shares are time-based grants. Between 0% and 200% of these shares will be earned based on achievement of the AFFO and SSRG goals in 2022, and the shares which are earned will remain subject to quarterly vesting during the remaining four-year time vesting period. Dividends paid by the Company prior to the determination of how many shares are earned will be retained by the Company and released only with respect to earned shares. If a Change in Control (as defined in the Plan) occurs during 2022, the number of shares earned will equal the greater of the number of shares granted and the number of shares which would have been earned based on the AFFO and SSRG through the date of the Change in Control. If following a Change in Control, a grantee is terminated by the Company without Cause or by the grantee with Good Reason (as each is defined in the Plan), all unvested restricted shares will fully vest.

GLOBAL SELF STORAGE, INC.

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

December 31, 2021

		Initial cost			Gross Carrying Amount at December 31, 2021
Description	Square Footage	Land	Buildings & Improvements	Costs Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation
Clinton, CT (A)	30,408	$356,040	$3,108,285	$31,585	$356,040	$3,139,870	$3,495,910	$388,093
Bolingbrook, IL (B)	113,700	633,914	5,491,409	2,472,375	633,914	7,963,784	8,597,698	1,214,464
Dolton, IL (B)	86,590	614,413	5,227,313	17,411	614,413	5,244,724	5,859,137	835,749
McCordsville, IN (A)	76,360	770,000	6,776,000	479,652	770,000	7,255,652	8,025,652	913,388
Merrillville, IN (B)	80,970	597,229	5,104,011	464,538	597,229	5,568,549	6,165,778	859,562
Millbrook, NY (A)	24,472	423,960	2,900,895	2,343,125	423,960	5,244,020	5,667,980	464,274
Rochester, NY (B)	68,131	571,583	5,227,630	33,415	571,583	5,261,045	5,832,628	795,872
Lima, OH (A)	96,883	530,000	4,664,000	240,444	530,000	4,904,444	5,434,444	635,353
Sadsburyville, PA (B)	78,857	462,749	5,146,579	34,833	462,749	5,181,412	5,644,161	825,155
Summerville, SC (B) (1)	76,410	345,160	2,989,159	67,078	345,160	3,056,237	3,401,397	460,354
Summerville, SC (B) (2)	42,860	188,766	1,605,405	17,558	188,766	1,622,963	1,811,729	248,505
West Henrietta, NY (A)	55,550	628,251	5,229,481	262,333	628,251	5,491,814	6,120,065	170,667
	831,191	$6,122,065	$53,470,167	$6,464,347	$6,122,065	$59,934,514	$66,056,579	$7,811,436

(A)
This property is held as collateral under the Revolver. There was no outstanding balance under the Revolver as of December 31, 2021.
(B)
This property is held as collateral under the Loan Agreement with an outstanding balance of $18,335,407 as of December 31, 2021
(1)
SSG Summerville I LLC.
(2)
SSG Summerville II LLC

Activity in storage properties during the years ended December 31, 2021 and 2020is as follows:

	2021	2020
Storage properties *
Balance at beginning of period	$66,439,983	$64,832,638
Acquisitions and improvements	253,142	1,607,345
Balance at end of period	66,693,125	66,439,983

Accumulated depreciation
Balance at beginning of period	(6,671,450)	(5,080,485)
Depreciation expense	(1,631,609)	(1,590,965)
Balance at end of period	(8,303,059)	(6,671,450)
Storage properties, net	$58,390,066	$59,768,533

* These amounts include equipment that is housed at the Company’s properties and construction in progress which is excluded from Schedule III above.

As of December 31, 2021, the aggregate cost of real estate for U.S. federal income tax purposes was $64,041,428.