Form 10-Q
period 2022-03-31
Global Self Storage, Inc.
filed 2022-05-16
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 18, 2022 was 10,818,920.

STATEMENT ON FORWARD LOOKING INFORMATION

Certain information presented in this report may contain “forward-looking statements” within the meaning of the federal securities laws including the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward looking statements can be identified by terminology such as “believes,” “plans,” “intends,” “expects,” “estimates,” “may,” “will,” “should,” or “anticipates” or the negative of such terms or other comparable terminology, or by discussions of strategy. All forward-looking statements made by the Company involve known and unknown risks, uncertainties and other factors, many of which are beyond the control of the Company, which may cause the Company’s actual results to be materially different from those expressed or implied by such statements. We may also make additional forward looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements. All forward-looking statements, including without limitation, management’s examination of historical operating trends and estimates of future earnings, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management’s expectations, beliefs and projections will result or be achieved.

All forward looking statements apply only as of the date made. Except as required by law, we undertake no obligation to publicly update or revise forward looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties, including the ongoing impact of the COVID-19 pandemic, that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in “Item 1A. Risk Factors” included in our most recent annual report on Form 10-K and in other subsequent filings with the Securities and Exchange Commission (the “SEC”). Such factors include, but are not limited to:

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Real estate assets, net	$58,014,635	$58,390,066
Cash and cash equivalents	3,325,627	2,899,701
Restricted cash	183,242	163,998
Investments in securities	3,257,431	3,483,182
Accounts receivable	119,581	120,641
Prepaid expenses and other assets	538,570	543,528
Line of credit issuance costs, net	228,604	254,004
Goodwill	694,121	694,121
Total assets	$66,361,811	$66,549,241
Liabilities and equity
Note payable, net	$17,794,791	$17,916,513
Accounts payable and accrued expenses	1,615,081	1,514,631
Total liabilities	19,409,872	19,431,144
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 10,800,278 shares and 10,708,613 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	108,003	107,086
Additional paid in capital	47,101,417	46,851,360
Retained earnings (accumulated deficit)	(257,481)	159,651
Total stockholders' equity	46,951,939	47,118,097
Total liabilities and stockholders' equity	$66,361,811	$66,549,241

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenues
Rental income	$2,708,784	$2,333,238
Other property related income	92,531	90,753
Management fees and other income	19,498	18,197
Total revenues	2,820,813	2,442,188
Expenses
Property operations	1,053,734	994,023
General and administrative	682,153	578,617
Depreciation and amortization	404,921	405,615
Business development	5,300	—
Total expenses	2,146,108	1,978,255
Operating income	674,705	463,933
Other income (expense)
Dividend and interest income	23,019	18,070
Unrealized (loss) gain on marketable equity securities	(225,751)	214,736
Interest expense	(188,766)	(285,492)
Total other expense, net	(391,498)	(52,686)
Net income and comprehensive income	$283,207	$411,247
Earnings per share
Basic	$0.03	$0.04
Diluted	$0.03	$0.04
Weighted average shares outstanding
Basic	10,660,921	9,292,488
Diluted	10,722,063	9,309,287

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

				Retained
				earnings	Total
	Common stock		Additional paid in	(accumulated	stockholders'
	Shares	Par value	capital	deficit)	equity
Balances at December 31, 2021	10,708,613	$107,086	$46,851,360	$159,651	$47,118,097
Restricted stock grants issued	26,025	260	(260)	—	—
Restricted stock grant forfeiture	(203)	(2)	2	—	—
Issuance of common stock, net of expenses	65,843	659	197,711	—	198,370
Stock-based compensation	—	—	52,604	—	52,604
Net income	—	—	—	283,207	283,207
Dividends	—	—	—	(700,339)	(700,339)
Balances at March 31, 2022	10,800,278	$108,003	$47,101,417	$(257,481)	$46,951,939

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

							Total
	Common stock		Additional paid in		Accumulated		stockholders'
	Shares	Par Value	capital		deficit		equity
Balances at December 31, 2020	9,343,118	$93,431	$40,455,409		$(509,949)		$40,038,891
Restricted stock grants issued	63,475	635	(635)		—		—
Stock-based compensation	—	—	31,706		—		31,706
Net income	—	—	—		411,247		411,247
Dividends	—	—	—		(607,303)		(607,303)
Balances at March 31, 2021	9,406,593	$94,066	$40,486,480	$-	$(706,005)	$-	$39,874,541

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$283,207	$411,247
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	404,921	405,615
Unrealized loss (gain) on marketable equity securities	225,751	(214,736)
Unrealized (gain) loss on interest rate cap premium	(37,552)	3
Amortization of loan procurement costs	35,079	49,784
Stock-based compensation	52,604	31,706
Changes in operating assets and liabilities:
Accounts receivable	1,060	28,002
Prepaid expenses and other assets	42,510	(90,135)
Accounts payable and accrued expenses	99,474	54,332
Net cash provided by operating activities	1,107,054	675,818
Cash flows from investing activities
Improvements and equipment additions	(29,490)	(42,035)
Net cash used in investing activities	(29,490)	(42,035)
Cash flows from financing activities
Issuance of common stock, net of expenses	198,370	—
Principal payments on note payable	(131,401)	(126,015)
Dividends paid	(699,363)	(607,177)
Net cash used in financing activities	(632,394)	(733,192)
Net increase (decrease) in cash, cash equivalents, and restricted cash	445,170	(99,409)
Cash, cash equivalents, and restricted cash, beginning of period	3,063,699	1,955,443
Cash, cash equivalents, and restricted cash, end of period	$3,508,869	$1,856,034
Supplemental cash flow and noncash information
Cash paid for interest	$191,697	$237,477
Supplemental disclosure of noncash activities:
Dividends payable	$976	$126

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION

Global Self Storage, Inc. (the “Company,” “we,” “our,” “us”) is a self-administered and self-managed Maryland real estate investment trust (“REIT”) that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. As of March 31, 2022, through its wholly owned subsidiaries, the Company owned and/or managed 13 self-storage properties in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company operates primarily in one segment: rental operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Upon deregistration as an investment company, effective January 19, 2016, the Company’s status changed to an operating company from an investment company since it no longer met the assessment of an investment company in accordance with U.S. generally accepted accounting principles (“GAAP”) under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946 (“ASC 946”). The Company discontinued applying the guidance in ASC 946 and began to account for the change in status prospectively by accounting for its investments in accordance with other GAAP topics as of the date of the change in status.

The accompanying unaudited consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with GAAP for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

Reclassifications

Certain amounts from the prior year have been reclassified to conform to current year presentation. These reclassifications had no effect on the reported financial position, net income, or cash flows.

Cash, Cash Equivalents, and Restricted Cash

The Company’s cash is deposited with financial institutions located throughout the United States and at times may exceed federally insured limits. Cash equivalents may consist of money market fund shares and may include, among other things, highly liquid investments purchased with an original maturity of three months or less. Restricted cash is comprised of escrowed funds deposited with a bank relating to capital expenditures.

The carrying amount reported on the balance sheet for cash, cash equivalents, and restricted cash approximates fair value.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our unaudited consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$3,325,627	$2,899,701
Restricted cash	183,242	163,998
Total cash, cash equivalents, and restricted cash as shown in our unaudited consolidated statements of cash flows	$3,508,869	$3,063,699

Income Taxes

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, it would be subject to federal income tax. In management's opinion, the requirements to maintain these elections are being fulfilled. The Company is subject to certain state and local taxes.

The Company has elected to treat its corporate subsidiary, SSG TRS LLC, as a taxable REIT subsidiary (“TRS”). In general, the Company’s TRS may perform additional services for tenants and may engage in any real estate or non-real estate related business. A TRS is subject to federal corporate income tax.

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company has reviewed its tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on federal, state, and local income tax returns for open tax years (2017 – 2021), or is expected to be taken in the Company’s 2022 tax returns.

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

Real Estate Assets

Real estate assets are carried at their appreciated value as of January 19, 2016, the effective date of the Company’s change in status from an investment company to an operating company, less accumulated depreciation from that date. Purchases subsequent to the effective date of the change in status are carried at cost, less accumulated depreciation. Direct and allowable internal costs associated with the development, construction, renovation, and improvement of real estate assets are capitalized. Property taxes and other costs associated with development incurred during a construction period are capitalized. A construction period begins when expenditures for a real estate asset have been made and activities that are necessary to prepare the asset for its intended use are in progress. A construction period ends when an asset is substantially complete and ready for its intended use.

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

Derivative Financial Instruments

The Company carries all derivative financial instruments on the balance sheet at fair value. Fair value of derivatives is determined by reference to observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship. The Company’s use of derivative instruments has been limited to an interest rate cap agreement and such instrument is not designated as a cash flow hedge. The fair values of derivative instruments are included in prepaid expenses and other assets in the accompanying balance sheets. For derivative instruments not designated as cash flow hedges, the unrealized gains and losses are included in interest expense in the accompanying statements of operations. For derivatives designated as cash flow hedges, the effective portion of the changes in the fair value of the derivatives is initially reported in accumulated other comprehensive income (loss) in the Company’s balance sheets and subsequently reclassified into earnings when the hedged transaction affects earnings. The valuation analysis of the interest rate cap reflects the contractual terms of derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses generally consist of property tax accruals, unearned rental income, and trade payables.

Revenue and Expense Recognition

Revenues from stores, which are primarily composed of rental income earned pursuant to month-to-month leases for storage space, as well as associated late charges and administrative fees, are recognized as earned in accordance with ASC Topic 842, Leases. Promotional discounts reduce rental income over the promotional period. Ancillary revenues from sales of merchandise and tenant insurance and other income are recognized as earned in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606").

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

The Company accounts for the management services provided to a customer as a single performance obligation which are rendered over time each month in accordance with ASC 606. The total amount of consideration from the contract is variable as it is based on monthly revenues, which are influenced by multiple factors, some of which are outside the Company's control. Therefore, the Company recognizes the revenue at the end of each month once the uncertainty is resolved. No disaggregated information relating to PSAs is presented as the Company currently has only one contract.

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

The Company evaluates goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value may be less that carrying amounts. If it is determined that the carrying amount of goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value, an impairment charge is recorded. There were no indicators of impairment to goodwill, real estate assets, and intangible assets as of March 31, 2022, and no impairment charges were recorded during for any periods presented herein.

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

Loan Procurement Costs

Loan procurement costs, net are presented as a direct deduction from the carrying amount of the related debt liability and are amortized using the effective interest method. If there is not an associated debt liability recorded on the consolidated balance sheets, the costs are recorded as an asset net of accumulated amortization. Loan procurement costs associated with the Company's revolving credit facility remain in line of credit issuance costs, net of amortization on the Company's consolidated balance sheets. The costs associated with the line of credit are amortized using the straight-line method, which approximates the effective interest method, over the estimated life of the related debt.

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

3. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows

	March 31, 2022	December 31, 2021
Land	$6,122,065	$6,122,065
Buildings, improvements, and equipment	60,600,550	60,571,060
Self storage properties	66,722,615	66,693,125
Less: Accumulated depreciation	(8,707,980)	(8,303,059)
Real estate assets, net	$58,014,635	$58,390,066

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consisted of the following:

		Gross Unrealized
March 31, 2022	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$2,501,944	$—	$3,257,431
Total investment in marketable equity securities	$755,487	$2,501,944	$—	$3,257,431

		Gross Unrealized
December 31, 2021	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$2,727,695	$—	$3,483,182
Total investment in marketable equity securities	$755,487	$2,727,695	$—	$3,483,182

5. FAIR VALUE MEASUREMENTS

The use of fair value to measure the financial instruments held by the Company is fundamental to its consolidated financial statements and is a critical accounting estimate. The application of fair value measurements may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability or whether management has elected to carry the item at its estimated fair value.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis including assets valued at zero:

March 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$3,257,431	$—	$—	$3,257,431
Interest rate cap derivative	—	46,960	—	46,960
Total assets at fair value	$3,257,431	$46,960	$—	$3,304,391

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$3,483,182	$—	$—	$3,483,182
Interest rate cap derivative	—	9,408	—	9,408
Total assets at fair value	$3,483,182	$9,408	$—	$3,492,590

There were no assets transferred from level 1 to level 2 as of March 31, 2022. The Company did not have any assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of March 31, 2022.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximated their respective carrying values as of March 31, 2022, due to the short maturity of these instruments. The estimated fair value of the Company’s combined debt was approximately $17,146,359 as of March 31, 2022. This estimate was based on market interest rates for comparable obligations, general market conditions, and maturity.

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

The following table summarizes the terms of the Company’s derivative financial instrument:

	Notional Amount			Effective	Maturity
Product	March 31, 2022	December 31, 2021	Strike	Date	Date
Cap Agreement	$7,500,000	$7,500,000	3.75%	12/20/2021	7/6/2024

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

The Company incurred loan procurement costs of $646,246 and such costs have been recorded as a reduction of the note payable on the consolidated balance sheet and are amortized as an adjustment to interest expense over the term of the loan. The Company recorded amortization expense of $9,679 and $9,953 for the three months ended March 31, 2022 and 2021, respectively.

The carrying value of the Company’s note payable is summarized as follows:

Note Payable	March 31, 2022	December 31, 2021
Principal balance outstanding	$18,204,007	$18,335,407
Less: Loan procurement costs, net	(409,216)	(418,894)
Total note payable, net	$17,794,791	$17,916,513

As of March 31, 2022, the note payable was secured by certain of the Company’s stores with an aggregate net book value of approximately $25.8 million. The following table represents the future principal payment requirements on the note payable as of March 31, 2022:

2022 (9 months)	$403,957
2023	558,714
2024	582,591
2025	607,488
2026	633,449
2027 and thereafter	15,417,808
Total principal payments	$18,204,007

Revolving Line of Credit

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries may borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month U.S. Dollar London Inter-Bank Offered Rate or one-quarter of one percent (0.25%) and is due to mature on July 6, 2024. As of March 31, 2022, the effective interest rate was 3.25%. The obligations under the Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents” or the “Revolver”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents.

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

The Company incurred issuance costs of $231,926 and $477,981 for the July 6, 2021 Revolver extension and entry into the Revolver in December 18, 2018, respectively, and such costs are amortized as an adjustment to interest expense using the straight-line method, which approximates the effective interest method, over the term of the loan. The Company recorded amortization expense of $25,400 and $39,832 for the three months ended March 31, 2022 and 2021, respectively. The was no outstanding loan balance under the Revolver as of March 31, 2022 and December 31, 2021, respectively.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s secured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. The Company had right-of-use assets and lease liabilities related to its operating leases of $8,184 and $8,184 and $11,622 and $11,622, respectively, as of March 31, 2022 and December 31, 2021. Such amounts are amortized using a straight-line method over the term of the lease included in prepaid expenses and other assets and accounts payable and accrued expenses on the Company’s consolidated balance sheets, respectively. Amortization expense for the three months ended March 31, 2022 and 2021 was $3,438 and $3,278, respectively. As of March 31, 2022, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were approximately 0.6 years and 4.78%, respectively.

The future minimum lease payments under the automobile lease are $8,315 for the year ending December 31, 2022.

9. EARNINGS PER SHARE

Earnings per share (“EPS”) is calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. The Company grants restricted stock to certain employees under its stock-based compensation programs, which entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company's common stock, $0.01 par value (the “common stock”); these unvested awards meet the definition of participating securities.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2022	2021
Net income	$283,207	$411,247
Earnings and dividends allocated to participating securities	(5,533)	(3,566)
Net income attributable to common stockholders	$277,674	$407,681
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	10,660,921	9,292,488
Net effect of dilutive unvested restricted stock awards included for treasury stock method	61,142	16,799
Average number of common shares outstanding - diluted	10,722,063	9,309,287
Earnings per common share
Basic	$0.03	$0.04
Diluted	$0.03	$0.04

Common stock dividends totaled $700,339 ($0.065 per share) and $607,303 ($0.065 per share) for the three months ended March 31, 2022 and 2021, respectively.

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and/or directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation (“Tuxis”), and/or their affiliates (collectively with the Company, the “Affiliates”). As of March 31, 2022, certain of the Affiliates and the Company’s directors and employees may be deemed to own, in the aggregate, approximately 7.9% of the outstanding common stock.

Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the Code and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. The aggregate compensation and benefits accrued and paid by the Company to MMC for the three months ended March 31, 2022 and 2021 were $578,208 and $587,130 ,respectively. Expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The aggregate administrative and support function expenses accrued and paid by the Company to Winco was $4,992 and $16,656 for the three months ended March 31, 2022 and 2021, respectively. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the Code. The Company's allocated matching expense was $23,657 and $23,935 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had reimbursements payable to MMC and Winco for compensation, benefits, and administrative and support function expenses of $38,426.

The Company currently reimburses monthly automobile expenses of $1,000 per month to its President, Mark C. Winmill. To the extent that the monthly payment under the Company’s automobile lease exceeds the current monthly reimbursement amount, Mr. Winmill voluntarily reimburses the Company for the excess amount. In this regard, Mr. Winmill has reimbursed the Company $1,878 and $2,254 for the automobile payments paid and due in 2022 and 2021, respectively.

The Company leases office space and storage to certain Affiliates under rental agreements. The terms of occupancy are month to month and automatically renew unless terminated by either party on ten days’ written notice. The Company earned rental income of $4,800 and $2,301 for the three months ended March 31, 2022 and 2021.

On May 19, 2020, MMC (the “Borrower”) entered into a Paycheck Protection Program Term Note (“PPP Note”) with Customers Bank on behalf of itself and the Affiliates under the Paycheck Protection Program (the “Program”) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Borrower received total proceeds of $486,602 from the PPP Note of which $307,210 was attributable to the Company under the SBA’s loan determination formula. In accordance with the requirements of the CARES Act, the Affiliates used the proceeds from the PPP Note primarily for payroll and other eligible costs. Interest accrues on the PPP Note at the rate per annum of 1.00%. In March 2021, the Borrower applied to Customers Bank for forgiveness of the amount due on the PPP Note in an amount equal to the sum of payroll and other eligible costs incurred during the Covered Period, as defined therein, following disbursement under the PPP Note. On April 5, 2022, the Borrower was granted forgiveness of the entire PPP Note and any accrued interest.

For the three months ended March 31, 2022, there has been no impact to the Company’s operations or cash flows due to the PPP Note.

11. CAPITAL STOCK

As of March 31, 2022, the Company was authorized to issue 450,000,000 shares of common stock of which 10,800,278 were issued and outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, of which none has been issued.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $15,000,000, through the Agent. As of March 31, 2022, under the Sales Agreement, the Company has sold and issued an aggregate of 65,843 shares of common stock and raised aggregate gross proceeds of approximately $403,364, less sales commissions of approximately $8,069 and other offering costs resulting in net proceeds of $198,370.

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

On March 28, 2022, the Company approved restricted stock awards under the Plan to certain of its officers and employees in the aggregate amount of 26,025 shares, of which 11,000 shares are time-based grants and 15,025 shares are performance-based grants. The Company recorded $52,604 and $31,706 for the three months ended March 31, 2022 and 2021, respectively, of expense related to restricted stock awards in general and administrative expense in its consolidated statement of operations. As of March 31, 2022, there was $237,130 and $68,720 of unrecognized compensation expense related to unvested time-based and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted-average period of 2.8 years and 2.5 years for time-based and performance-based awards, respectively. The fair value of common stock awards is determined based on the closing trading price of the common stock on the grant date.

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

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2021	61,201	$4.45
Granted	11,000	$5.52
Vested	(6,715)	$4.49
Forfeited	(203)	$4.85
Unvested at March 31, 2022	65,283	$4.63

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

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2021	22,535	$4.34
Granted	15,025	$5.52
Vested	(6,541)	$4.39
Unvested at March 31, 2022	31,019	$4.90

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

14. RISKS AND UNCERTANTIES

COVID-19

The novel coronavirus pandemic (“COVID-19”) has continued to impact the U.S. and global economies. The U.S. financial markets have experienced disruption and constrained credit conditions within certain sectors. Although more normalized activities have resumed, at this time the Company cannot predict the full extent of the impacts of the COVID-19 pandemic on the Company and its properties and the COVID-19 pandemic could have a delayed adverse impact on the Company’s financial results. The Company will continue to monitor the pandemic’s effects and will adjust its operations as necessary.

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

Credit Risk

Credit risk - Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and certain portions of accounts receivable including rents receivable from our tenants. Risk to collection of rents receivable is mitigated by: (i) dispersion of rents receivable across many tenants, (ii) marketing targeted to tenants that have established credit, (iii) use of autopay, and (iv) use of collection procedures. Cash, cash equivalents and restricted cash are on deposit with highly rated commercial banks.

15. SUBSEQUENT EVENTS

After March 31, 2022, under the Sales Agreement, the Company has sold and issued an aggregate of 58,701 shares of common stock and raised aggregate gross proceeds of approximately $354,529, less sales commissions of approximately $7,092.

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

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible, and secure storage space for residential and commercial customers. As of March 31, 2022, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

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

On May 19, 2020, an affiliate of the Company (the “Borrower”) entered into a Paycheck Protection Program Term Note (“PPP Note”) with Customers Bank on behalf of itself, the Company, and certain other affiliates, under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration (the “SBA”). The Borrower received total proceeds of $486,602 from the PPP Note of which $307,210 was attributable to the Company under the SBA’s loan determination formula. The Borrower thereafter applied for forgiveness of the amount due on the PPP Note. On April 5, 2022, the SBA completed its review of the Borrower’s PPP loan forgiveness application and approved loan forgiveness of the entire PPP Note. Accordingly, the Company will not be required to repay its proportionate share of interest on its portion of the PPP Note.

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

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries may borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month U.S. Dollar London Inter-Bank Offered Rate or one-quarter of one percent (0.25%) and is due to mature on July 6, 2024. As of March 31, 2022, the effective interest rate was 3.25%. The obligations under the Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents. The Company also maintains a bank account at the Amended Credit Facility Lender. As of March 31, 2022, we have no withdrawn proceeds under the Amended Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Amended Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $15,000,000, through the Agent. As of March 31, 2022, under the Sales Agreement, the Company has sold and issued an aggregate of 65,843 shares of common stock and raised aggregate gross proceeds of approximately $403,364, less sales commissions of approximately $8,069 and other offering costs resulting in net proceeds of $198,370.

We continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not complete any acquisitions in the three months ended March 31, 2022. In addition, we may pursue third-party management opportunities of properties owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities. As of March 31, 2022, under our third-party management platform, Global MaxManagementSM, we managed one third-party owned property, which was rebranded as “Global Self Storage,” had 137,318-leasable square feet and was comprised of 619 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

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

As of March 31, 2022, we had capital resources totaling approximately $21.8 million, comprised of $3.5 million of cash, cash equivalents, and restricted cash, $3.3 million of marketable securities, and $15.0 million available for withdrawal under the Credit Facility Loan Agreement. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores. These capital resources allow us to continue to execute our strategic business plan, which includes funding acquisitions, either directly or through joint ventures; expansion projects at our existing properties; and broadening our revenue base and pipeline of potential acquisitions through developing Global MaxManagementSM, our third-party management platform. Our board of directors regularly reviews our strategic business plan, including topics and metrices like capital formation, debt versus equity ratios, dividend policy, use of capital and debt, funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) performance, and optimal cash levels.

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

Results of Operations for the Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Revenues

Total revenues increased from $2,442,188 during the three months ended March 31, 2021 to $2,820,813 during the three months ended March 31, 2022, an increase of 15.5%, or $378,625. Rental income increased from $2,333,238 during the three months ended March 31, 2021 to $2,708,784 during the three months ended March 31, 2022, an increase of 16.1%, or $375,546. The increase was primarily attributable to increases in rental rates.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $90,753 during the three months ended March 31, 2021 to $92,531 during the three months ended March 31, 2022, an increase of 2.0%, or $1,778.

Income from our third-party management platform consists of management fees and customer insurance fees. Management fees and other income increased from $18,197 during the three months ended March 31, 2021 to $19,498 during the three months ended March 31, 2022.

Operating Expenses

Total operating expenses increased from $1,978,255 during the three months ended March 31, 2021 to $2,146,108 during the three months ended March 31, 2022, an increase of 8.5%, or $167,853, which was primarily attributable to an increase in general and administrative expenses. Store operating expenses increased from $994,023 during the three months ended March 31, 2021 to $1,053,734 during the three months ended March 31, 2022, an increase of 6.0%, or $59,711. The increase in store operating expenses was due primarily to increased expenses for utilities and real estate property taxes.

Depreciation and amortization decreased from $405,615 during the three months ended March 31, 2021 to $404,921 during the three months ended March 31, 2022, a decrease of 0.2%, or $694.

General and administrative expenses increased from $578,617 during the three months ended March 31, 2021 to $682,153 during the three months ended March 31, 2022, an increase of 17.9%, or $103,536. The increase in general and administrative expenses during this period are primarily attributable to increased professional fees.

Business development, capital raising, store acquisition, and third-party management marketing expenses increased from $0 during the three months ended March 31, 2021 to $5,300 during the three months ended March 31, 2022. These costs primarily consist of costs incurred in connection with business development, capital raising, and future potential store acquisitions, and third-party management marketing expenses. Business development costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

As a result of the operating effects noted above, operating income increased from $463,933 during the three months ended March 31, 2021 to $674,705 during the three months ended March 31, 2022, an increase of 45.4%, or $210,772.

Other income (expense)

Interest expense on loans decreased from $285,492 during the three months ended March 31, 2021 to $188,766 during the three months ended March 31, 2022. This decrease was attributable to a lower amount of funds drawn and fluctuating interest expense on funds drawn on the Credit Facility Loan Agreement and to the change in fair value of the interest rate cap. The cash payments for the $20 million loan remain the same every month until June 2036.

Dividend, interest, and other income was $18,070 during the three months ended March 31, 2021 and $23,019 during the three months ended March 31, 2022.

Unrealized gain on marketable equity securities was $214,736 during the three months ended March 31, 2021 and the unrealized loss on marketable equity securities was $225,751 during the three months ended March 31, 2022.

Net income (loss)

For the three months ended March 31, 2021, net income was $411,247, or $0.04 per fully diluted share. For the three months ended March 31, 2022, net income was $283,207, or $0.03 per fully diluted share.

Distributions and Closing Market Prices

Distributions for each of the three months ended March 31, 2022 and 2021 were $0.065 per share. The Company’s closing market price as of March 31, 2022 and March 31, 2021 was $5.60 and $4.76, respectively. Past market price performance and distribution levels do not guarantee similar results in the future.

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

Self Storage Portfolio

The following discussion and analysis of our same-store self storage operations are presented on a comparative basis for the three months ended March 31, 2022.

GLOBAL SELF STORAGE STORES

		Year Store	Number	Net Leasable	March 31, 2022 Square Foot	March 31, 2021 Square Foot
Property(1)	Address	Opened / Acquired	of Units	Square Feet	Occupancy %	Occupancy %
OWNED STORES
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	807	113,700	97.2%	98.2%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,408	89.7%	95.5%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	93.4%	96.2%
SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	541	76,360	87.4%	89.5%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	756	96,883	94.7%	94.4%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	568	80,970	95.4%	95.6%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	260	24,492	96.3%	95.6%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	643	68,131	93.5%	96.4%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	694	78,857	93.2%	96.2%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	569	76,410	91.2%	96.0%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	246	42,860	90.2%	95.6%
SSG WEST HENRIETTA LLC	70 Erie Station Road, West Henrietta, NY 14586	2016 / 2019	477	55,550	83.4%	84.8%
TOTAL/AVERAGE SAME-STORES			6,395	831,210	92.6%	94.8%

MANAGED STORES
TPM EDMOND LLC	14000 N I 35 Service Rd, Edmond, OK 73013	2015 / 2019	619	137,318	97.4%	97.8%
TOTAL/AVERAGE MANAGED STORES			619	137,318	97.4%	97.8%

TOTAL/AVERAGE ALL OWNED/MANAGED STORES			7,014	968,528	93.3%	95.2%

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

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions, or new ground-up developments. At March 31, 2022, we owned twelve same-store properties and zero non same-store properties. The Company believes that, by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, and NOI, stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions, or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy at March 31, 2022 decreased by 2.2% to 92.6% from 94.8% at March 31, 2021.

Same-store revenues increased by 15.6% for the three months ended March 31, 2022 versus the same period in 2021. Same-store cost of operations increased by 6.0% for the three months ended March 31, 2022 versus the same period in 2021. Same-store NOI increased by 22.2% for the three months ended March 31, 2022 versus the same period in 2021. The increase in same-store NOI was due primarily to an increase in revenues.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped our same-store overall average occupancy maintain at or around 92% as of March 31, 2022. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty, resulting in strong referral and word-of-mouth market demand for our storage units and services. Another contributing factor to our results was our competitor move-in rate metrics analysis which employs internet data scraping and other methods to help keep our storage unit move-in rates “in the market,” and our revenue rate management program which helped increase existing tenant rates while maintaining or building store occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months Ended March 31,	2022	2021	Variance	% Change
Revenues	$2,801,316	$2,423,992	$377,324	15.6%
Cost of operations	$1,053,735	$994,024	$59,711	6.0%
Net operating income	$1,747,581	$1,429,968	$317,613	22.2%
Depreciation and amortization	$358,048	$358,689	$(641)	-0.2%
Net leasable square footage at period end*	831,210	831,982	(772)	-0.1%
Net leased square footage at period end	769,954	788,356	(18,402)	-2.3%
Overall square foot occupancy at period end	92.6%	94.8%	-2.2%	-2.3%
Total annualized revenue per leased square foot	$14.55	$12.30	$2.25	18.3%
Total available leasable storage units*	6,395	6,352	43	0.7%
Number of leased storage units	5,856	5,998	(142)	-2.4%

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

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended March 31,
	2022	2021
Net income	$283,207	$411,247
Adjustments:
Management fees and other income	(19,498)	(18,197)
General and administrative	682,153	578,617
Depreciation and amortization	404,921	405,615
Business development	5,300	—
Dividend and interest	(23,019)	(18,070)
Unrealized loss (gain) on marketable equity securities	225,751	(214,736)
Interest expense	188,766	285,492
Total same-store net operating income	$1,747,581	$1,429,968

	For the Three Months Ended March 31,
	2022	2021
Same-store revenues	$2,801,316	$2,423,992
Same-store cost of operations	1,053,735	994,024
Total same-store net operating income	$1,747,581	$1,429,968

Analysis of Same-Store Revenue

For the three months ended March 31, 2022, same-store revenue increased 15.6%, or $377,324, versus the same period in 2021, which was attributable to, among other things, consistent rent collections, despite the COVID-19 pandemic, and increased rental rates. Same-store average overall square foot occupancy for all of the Company’s same-store properties decreased to 92.6% at March 31, 2022, down from 94.8% at March 31, 2021.

We believe that our focus on maintaining high occupancy helps us to maximize rental income at our properties. We seek to maintain an average square foot occupancy level at or above 90% by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our online marketing efforts in seeking to generate sufficient move-in volume to replace tenants that vacate. Demand may fluctuate due to various local and regional factors, including the overall economy. Demand is generally higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants are typically higher in the summer months than in the winter months.

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

As of March 31, 2022, we observed no material degradation in rent collections. However, we believe that our bad debt losses could increase from historical levels, due to (i) cumulative stress on our customers’ financial capacity and (ii) reduced rent recoveries from auctioned units.

We may experience a change in the move-out patterns of our long-term customers due to economic uncertainty and the significant increase in unemployment recently. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates.

If and when the COVID-19 pandemic subsides, we currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases for the remainder of 2022, if any, to be similar to the prior year.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of March 31, 2022, our average tenant duration of stay was approximately 3.2 years, up from approximately 2.8 years as of March 31, 2021.

Analysis of Same-Store Cost of Operations

For the three months ended March 31, 2022, same-store cost of operations increased 6.0%, or $59,711, versus the same period in 2021. This increase in same-store cost of operations for the three months ended March 31, 2021 was due primarily to increased expenses for utilities and real estate property taxes.

On-site store manager, regional manager, and district manager payroll expense decreased 4.3%, or $5,209, for the three months ended March 31, 2022 versus the same period in 2021. The decrease for the three months ended March 31, 2022 was due primarily to routine employee departures. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores.

Store property tax expense increased 10.8%, or $33,562, for the three months ended March 31, 2022 versus the same period in 2021. When compared to store property tax expense for the three months ended March 31, 2022, we currently expect store property tax expense to remain consistent for the remainder of 2022. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail.

Repairs and maintenance expense increased 41.4%, or $10,154, for the three months ended March 31, 2022 versus the same period in 2021. These expenses increased during the three months ended March 31, 2022 versus the same periods in 2021 primarily due to an increase in one-off maintenance expenses and an inflationary increase to the cost of services.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utilities expense increased 23.6%, or $19,585, for the three months ended March 31, 2022 versus the same period in 2021, primarily due to rising costs for energy and higher energy usage at most of our stores during the three months ended March 31, 2022 versus the same periods in 2021. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in higher net utility costs for the remainder of 2022.

Landscaping expenses, which include snow removal costs, decreased 6.8%, or $6,290, for the three months ended March 31, 2022 versus the same period in 2021. The decrease in landscaping expense in the three months ended March 31, 2021 versus the same period in 2021 was primarily due to lower snow removal expenses. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense for the remainder of 2022, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 8.6%, or $5,209, for the three months ended March 31, 2022 versus the same period in 2021, primarily due to increased marketing costs and internet advertising expenses. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a nominal rate for the remainder of 2022.

Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. General expenses increased 1.3%, or $979, for the three months ended March 31, 2022 versus the same period in 2021. Administrative expenses increased 13.1%, or $32,742, for the three months ended March 31, 2022 versus the same period in 2021. We experienced an increase in administrative expenses in the three months ended March 31, 2021 versus the same period in 2021 due primarily to higher utilities expenses. We currently expect moderate increases in direct store costs during the remainder of 2022.

Depreciation and amortization decreased 0.2%, or $641, for the three months ended March 31, 2022 versus the same period in 2021.

Property Tax Expenses at Dolton, IL

Late in the third quarter of 2017, our Dolton, IL property was reassessed by the municipality and separately, our Class 8 tax incentive renewal hearing was held. As a result of those two events, our Dolton, IL property was reassessed at approximately 52% higher and the Class 8 tax incentive was not renewed. These events were applied retroactively to take effect on January 1, 2017. The combined impact was an increase in property tax expenses from $105,000 during 2016 to $210,000 during 2017, $240,000 during 2018, $395,000 during 2019, $399,000 during 2020, and $417,000 during 2021. The Class 8 tax incentive phased out over the years 2017, 2018, 2019, 2020 and 2021. We currently expect the property tax expenses at our Dolton, IL property to increase by approximately 20% in 2022. Both the property tax reassessment and our Class 8 tax incentive renewal status are currently under appeal. However, there is no guarantee that either the assessment will be reduced or our Class 8 tax incentive status will be reinstated.

Analysis of Global Self Storage FFO and AFFO

The following tables present reconciliation and computation of net income to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share (unaudited):

	For the Three Months Ended March 31,
	2022	2021
Net income	$283,207	$411,247
Eliminate items excluded from FFO:
Unrealized loss (gain) on marketable equity securities	225,751	(214,736)
Depreciation and amortization	404,921	405,615
FFO attributable to common stockholders	913,879	602,126
Adjustments:
Compensation expense related to stock-based awards	52,604	31,706
Business development, capital raising, store acquisition, and third-party management marketing expenses	5,300	—
AFFO attributable to common stockholders	$971,783	$633,832

Earnings per share attributable to common stockholders - basic	$0.03	$0.04
Earnings per share attributable to common stockholders - diluted	$0.03	$0.04
FFO per share - diluted	$0.09	$0.06
AFFO per share - diluted	$0.09	$0.07

Weighted average shares outstanding - basic	10,660,921	9,292,488
Weighted average shares outstanding - diluted	10,722,063	9,309,287

FFO increased 51.8%, or $311,753, for the three months ended March 31, 2022, versus the same period in 2021. FFO per diluted share increased from $0.06 per share to $0.09 per share for the three months ended March 31, 2022, versus the same period in 2021. AFFO increased 53.3%, or $337,951, for the three months ended March 31, 2022, versus the same period in 2021. AFFO per diluted share increased from $0.07 per share to $0.09 per share for the three months ended March 31, 2022 versus the same period in 2021.

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

In 2019, the Company broke ground on the Millbrook, NY expansion, which added approximately 11,800 leasable square feet of all-climate-controlled units. Upon completion in February 2020, the Millbrook, NY store's area occupancy dropped from approximately 88.6% to approximately 45.5%. As of March 31, 2022, the Millbrook, NY store’s total area occupancy was approximately 96.3%.

In the first quarter of 2020, the Company began reviewing plans to convert certain commercially-leased space to all-climate-controlled units at the McCordsville, IN property. In April 2020, the Company commenced such conversion, which resulted in a new total of 535 units and 76,360 leasable square feet at the McCordsville, IN property. Upon completion in June 2020, the McCordsville, IN store's total area occupancy dropped from what would have been approximately 97.4% to approximately 79.1%. As of March 31, 2022, the McCordsville, IN store’s total area occupancy was approximately 87.4%. There is no guarantee that we will experience demand for the McCordsville, IN conversion or that we will be able to successfully lease-up the conversion to the occupancy level of our other properties.

Our West Henrietta, NY store expansion project, completed in August 2020, added approximately 7,300 leasable square feet of drive-up storage units. Upon completion of the expansion project, West Henrietta, NY store’s total area occupancy dropped from approximately 89.6% to approximately 77.9%. As of March 31, 2022, the West Henrietta, NY store’s total area occupancy was approximately 83.4%. There is no guarantee that we will experience demand for the West Henrietta, NY expansion or that we will be able to successfully lease-up the expansion to the occupancy level of our other properties.

In 2021, the Company began reviewing plans to convert certain commercially-leased space to 3,000 leasable square feet of all-climate-controlled units at the Lima, OH property. In July 2021, the Company completed such conversion, resulting in a new total of 756 units and 96,883 leasable square feet at the Lima, OH property. Upon completion, total area occupancy was approximately 94.8%. As of March 31, 2022, the Lima, OH store’s total area occupancy was approximately 94.7%. This conversion did not constitute a significant renovation or expansion because it only added approximately 3,000 leasable square feet of self storage to the property. As such, our Lima, OH property remained a same store property.

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains and losses on the Company’s investment in marketable equity securities for the three months ended March 31, 2022 and 2021 were a loss of $225,751 and gain of $214,736, respectively. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we may liquidate our investment in marketable equity securities and potentially realize gains or losses. As of March 31, 2022, our cumulative unrealized gain on marketable equity securities was $2,501,944. There were no realized gains or losses for the three months ended March 31, 2022.

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

Item 1A. Risk Factors.

The risk factors that affect our business and financial results are discussed in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended December 31, 2021. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits – See Exhibit Index below.

Exhibit Index

Exhibit Item Number and Description	Incorporated by Reference to	Filed Herewith

10.1 Amended and Restated Employment Agreement between Mark C. Winmill and the Company dated March 28, 2022 (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on March 31, 2022 and incorporated herein by reference).

X

10.2 At Market Offering Sales Agreement, dated January 14, 2022 by and between Global Self Storage, Inc. and B. Riley Securities, Inc. (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed on January 14, 2022 and incorporated herein by reference).

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

101. The following materials from Global Self Storage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, are formatted in Inline XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Financial Statements.

X

104. The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL (eXtensible Business Reporting Language) and in included in Exhibit 101.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: May 16, 2022	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: May 16, 2022	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)