Form 10-Q
period 2022-06-30
Global Self Storage, Inc.
filed 2022-08-10
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 27, 2022 was 10,965,680.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Real estate assets, net	$57,595,599	$58,390,066
Cash and cash equivalents	5,164,626	2,899,701
Restricted cash	112,845	163,998
Investments in securities	2,652,809	3,483,182
Accounts receivable	144,028	120,641
Prepaid expenses and other assets	359,198	543,528
Line of credit issuance costs, net	203,203	254,004
Goodwill	694,121	694,121
Total assets	$66,926,429	$66,549,241
Liabilities and equity
Note payable, net	$17,671,618	$17,916,513
Accounts payable and accrued expenses	1,581,877	1,514,631
Total liabilities	19,253,495	19,431,144
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 10,965,680 shares and 10,708,613 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	109,657	107,086
Additional paid in capital	48,125,045	46,851,360
Retained earnings (accumulated deficit)	(561,768)	159,651
Total stockholders' equity	47,672,934	47,118,097
Total liabilities and stockholders' equity	$66,926,429	$66,549,241

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Rental income	$2,862,561	$2,460,667	$5,571,345	$4,793,905
Other property related income	95,541	95,069	188,072	185,821
Management fees and other income	20,813	18,785	40,311	36,982
Total revenues	2,978,915	2,574,521	5,799,728	5,016,708
Expenses
Property operations	989,251	897,297	2,042,985	1,891,321
General and administrative	653,053	631,208	1,331,706	1,209,825
Depreciation and amortization	404,462	406,561	809,383	812,175
Business development	33,310	4,837	42,110	4,837
Total expenses	2,080,076	1,939,903	4,226,184	3,918,158
Operating income	898,839	634,618	1,573,544	1,098,550
Other income (expense)
Dividend and interest income	23,029	18,792	46,048	36,863
Unrealized (loss) gain on marketable equity securities	(604,622)	494,461	(830,373)	709,197
Interest expense	(220,256)	(286,572)	(409,022)	(572,064)
Gain on Paycheck Protection Program (PPP) loan forgiveness	307,210	—	307,210	—
Total other income (expense), net	(494,639)	226,681	(886,137)	173,996
Net income and comprehensive income	$404,200	$861,299	$687,407	$1,272,546
Earnings per share
Basic	$0.04	$0.09	$0.06	$0.14
Diluted	$0.04	$0.09	$0.06	$0.13
Weighted average shares outstanding
Basic	10,767,619	9,363,981	10,714,565	9,328,432
Diluted	10,824,760	9,402,479	10,773,643	9,370,935

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

				Retained
				earnings	Total
	Common stock		Additional paid in	(accumulated	stockholders'
	Shares	Par value	capital	deficit)	equity
Balances at December 31, 2021	10,708,613	$107,086	$46,851,360	$159,651	$47,118,097
Restricted stock grants issued	26,025	260	(260)	—	—
Restricted stock grant forfeiture	(203)	(2)	2	—	—
Issuance of common stock, net of expenses	65,843	659	197,711	—	198,370
Stock-based compensation	—	—	52,604	—	52,604
Net income	—	—	—	283,207	283,207
Dividends	—	—	—	(700,339)	(700,339)
Balances at March 31, 2022	10,800,278	108,003	47,101,417	(257,481)	46,951,939
Restricted stock grant forfeiture	(406)	(4)	4	—	—
Issuance of common stock, net of expenses	165,808	1,658	984,295	—	985,953
Stock-based compensation	—	—	39,329	—	39,329
Net income	—	—	—	404,200	404,200
Dividends	—	—	—	(708,487)	(708,487)
Balances at June 30, 2022	10,965,680	$109,657	$48,125,045	$(561,768)	$47,672,934

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

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$687,407	$1,272,546
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	809,383	812,175
Unrealized loss (gain) on marketable equity securities	830,373	(709,197)
Unrealized (gain) loss on interest rate cap premium	(42,157)	4
Amortization of loan procurement costs	70,089	99,501
Stock-based compensation	91,933	86,182
Gain on PPP loan forgiveness	(307,210)	—
Changes in operating assets and liabilities:
Accounts receivable	(23,387)	(41,537)
Prepaid expenses and other assets	226,487	51,106
Accounts payable and accrued expenses	65,294	323,994
Net cash provided by operating activities	2,408,212	1,894,774
Cash flows from investing activities
Improvements and equipment additions	(14,916)	(171,444)
Net cash used in investing activities	(14,916)	(171,444)
Cash flows from financing activities
Issuance of common stock, net of expenses	1,184,323	6,184,684
Proceeds received on PPP loan forgiveness	307,210	—
Principal payments on note payable	(264,183)	(253,355)
Dividends paid	(1,406,874)	(1,218,428)
Net cash (used in) provided by financing activities	(179,524)	4,712,901
Net increase in cash, cash equivalents, and restricted cash	2,213,772	6,436,231
Cash, cash equivalents, and restricted cash, beginning of period	3,063,699	1,955,443
Cash, cash equivalents, and restricted cash, end of period	$5,277,471	$8,391,674
Supplemental cash flow and noncash information
Cash paid for interest	$381,089	$474,163
Supplemental disclosure of noncash activities:
Dividends payable	$1,952	$1,103

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION

Global Self Storage, Inc. (the “Company,” “we,” “our,” “us”) is a self-administered and self-managed Maryland real estate investment trust (“REIT”) that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. As of June 30, 2022, through its wholly owned subsidiaries, the Company owned and/or managed 13 self-storage properties in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company operates primarily in one segment: rental operations.

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

The accompanying unaudited consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with GAAP for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our unaudited consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$5,164,626	$2,899,701
Restricted cash	112,845	163,998
Total cash, cash equivalents, and restricted cash as shown in our unaudited consolidated statements of cash flows	$5,277,471	$3,063,699

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

Derivative Financial Instruments

The Company carries all derivative financial instruments on the balance sheet at fair value. Fair value of derivatives is determined by reference to observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship. The Company’s use of derivative instruments has been limited to an interest rate cap agreement and such instrument is not designated as a cash flow hedge. The fair values of derivative instruments are included in prepaid expenses and other assets in the accompanying consolidated balance sheets. For derivative instruments not designated as cash flow hedges, the unrealized gains and losses are included in interest expense in the accompanying consolidated statements of operations and comprehensive income. For derivatives designated as cash flow hedges, the effective portion of the changes in the fair value of the derivatives is initially reported in accumulated other comprehensive income (loss) in the Company’s balance sheets and subsequently reclassified into earnings when the hedged transaction affects earnings. The valuation analysis of the interest rate cap reflects the contractual terms of derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of June 30, 2022 and December 31, 2021, the Company does not have derivatives designated as cash flow hedges.

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

The Company evaluates goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value may be less that carrying amounts. If it is determined that the carrying amount of goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value, an impairment charge is recorded. There were no indicators of impairment to goodwill, real estate assets, and intangible assets as of June 30, 2022, and no impairment charges were recorded during for any periods presented herein.

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

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. ASU 2020-04 is effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2024. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

3. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows

	June 30, 2022	December 31, 2021
Land	$6,122,065	$6,122,065
Buildings, improvements, and equipment	60,585,976	60,571,060
Self storage properties	66,708,041	66,693,125
Less: Accumulated depreciation	(9,112,442)	(8,303,059)
Real estate assets, net	$57,595,599	$58,390,066

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consisted of the following:

		Gross Unrealized
June 30, 2022	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,897,322	$—	$2,652,809
Total investment in marketable equity securities	$755,487	$1,897,322	$—	$2,652,809

		Gross Unrealized
December 31, 2021	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$2,727,695	$—	$3,483,182
Total investment in marketable equity securities	$755,487	$2,727,695	$—	$3,483,182

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis including assets valued at zero:

June 30, 2022	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,652,809	$—	$—	$2,652,809
Interest rate cap derivative	—	51,565	—	51,565
Total assets at fair value	$2,652,809	$51,565	$—	$2,704,374

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$3,483,182	$—	$—	$3,483,182
Interest rate cap derivative	—	9,408	—	9,408
Total assets at fair value	$3,483,182	$9,408	$—	$3,492,590

There were no assets transferred from level 1 to level 2 as of June 30, 2022. The Company did not have any assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of June 30, 2022.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximated their respective carrying values as of June 30, 2022, due to the short maturity of these instruments. The estimated fair value of the Company’s combined debt was approximately $16,407,724 as of June 30, 2022. This estimate was based on market interest rates for comparable obligations, general market conditions, and maturity.

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

The following table summarizes the terms of the Company’s derivative financial instrument:

	Notional Amount			Effective	Maturity
Product	June 30, 2022	December 31, 2021	Strike	Date	Date
Cap Agreement	$7,500,000	$7,500,000	3.75%	12/20/2021	7/6/2024

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

The Company incurred loan procurement costs of $646,246 and such costs have been recorded as a reduction of the note payable on the consolidated balance sheet and are amortized as an adjustment to interest expense over the term of the loan. The Company recorded amortization expense of $9,609 and $9,885 for the three months ended June 30, 2022 and 2021, respectively, and $19,288 and $20,366 for the six months ended June 30, 2022 and 2021, respectively.

The carrying value of the Company’s note payable is summarized as follows:

Note Payable	June 30, 2022	December 31, 2021
Principal balance outstanding	$18,071,225	$18,335,407
Less: Loan procurement costs, net	(399,607)	(418,894)
Total note payable, net	$17,671,618	$17,916,513

As of June 30, 2022, the note payable was secured by certain of the Company’s stores with an aggregate net book value of approximately $24.9 million. The following table represents the future principal payment requirements on the note payable as of June 30, 2022:

2022 (6 months)	$270,711
2023	558,714
2024	582,591
2025	607,488
2026	633,449
2027 and thereafter	15,418,272
Total principal payments	$18,071,225

Revolving Line of Credit

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries may borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month U.S. Dollar London Inter-Bank Offered Rate or one-quarter of one percent (0.25%) and is due to mature on July 6, 2024. As of June 30, 2022, the effective interest rate was 4.06%. The obligations under the Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents” or the “Revolver”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents.

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

The Company incurred issuance costs of $231,926 and $477,981 for the July 6, 2021 Revolver extension and entry into the Revolver in December 18, 2018, respectively, and such costs are amortized as an adjustment to interest expense using the straight-line method, which approximates the effective interest method, over the term of the loan. The Company recorded amortization expense of $25,400 and $39,832 for the three months ended June 30, 2022 and 2021, respectively and $50,801 and $79,663 for the six months ended June 30, 2022 and 2021, respectively. The was no outstanding loan balance under the Revolver as of June 30, 2022 and December 31, 2021, respectively.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s secured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. The Company had right-of-use assets and lease liabilities related to its operating leases of $4,704 and $4,704 and $11,622 and $11,622, respectively, as of June 30, 2022 and December 31, 2021. Such amounts are amortized using a straight-line method over the term of the lease included in prepaid expenses and other assets and accounts payable and accrued expenses on the Company’s consolidated balance sheets, respectively. Amortization expense for the three months ended June 30, 2022 and 2021 was $3,479 and $3,317, respectively, and $6,918 and $6,595 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were approximately 0.3 years and 4.78%, respectively.

The remaining future minimum lease payments under the automobile lease are $4,751 for the year ending December 31, 2022.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$404,200	$861,299	$687,407	$1,272,546
Earnings and dividends allocated to participating securities	(6,174)	(6,895)	(11,711)	(10,480)
Net income attributable to common stockholders	$398,026	$854,404	$675,696	$1,262,066
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	10,767,619	9,363,981	10,714,565	9,328,432
Net effect of dilutive unvested restricted stock awards included for treasury stock method	57,141	38,498	59,078	42,503
Average number of common shares outstanding - diluted	10,824,760	9,402,479	10,773,643	9,370,935
Earnings per common share
Basic	$0.04	$0.09	$0.06	$0.14
Diluted	$0.04	$0.09	$0.06	$0.13

Common stock dividends totaled $708,487 ($0.065 per share) and $612,228 ($0.065 per share) for the three months ended June 30, 2022 and 2021, respectively, and $1,408,826 ($0.13 per share) and $1,219,531 ($0.13 per share) for the six months ended June 30, 2022 and 2021, respectively.

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and/or directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation (“Tuxis”), and/or their affiliates (collectively with the Company, the “Affiliates”). As of June 30, 2022, certain of the Affiliates and the Company’s directors and employees may be deemed to own, in the aggregate, approximately 7.8% of the outstanding common stock.

Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the Code and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. The aggregate compensation and benefits accrued and paid by the Company to MMC for the three months ended June 30, 2022 and 2021 were $599,372 and $566,349, respectively, and for the six months ended June 30, 2022 and 2021 $1,180,482 and $1,152,976, respectively. Expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The aggregate administrative and support function expenses accrued and paid by the Company to Winco was $5,460 and $16,901 for the three months ended June 30, 2022 and 2021, respectively, and $10,454 and $33,557 for the six months ended June 30, 2022 and 2021, respectively. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the Code. The Company's allocated matching expense was $22,797 and $22,253 for the three months ended June 30, 2022, respectively, and $46,455 and $46,188 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company had reimbursements payable to MMC and Winco for compensation, benefits, and administrative and support function expenses of $18,462.

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

The Company leases office space and storage to certain Affiliates under rental agreements. The terms of occupancy are month to month and automatically renew unless terminated by either party on ten days’ written notice. The Company earned rental income of $4,800 and $2,301 for the three months ended June 30, 2022, respectively, and $9,600 and $4,602 for the six months ended June 30, 2022 and 2021, respectively.

On May 19, 2020, MMC (the “Borrower”) entered into a Paycheck Protection Program Term Note (“PPP Note”) with Customers Bank on behalf of itself and the Affiliates under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Borrower received total proceeds of $486,602 from the PPP Note of which $307,210 was attributable to the Company under the SBA’s loan determination formula. In accordance with the requirements of the CARES Act, the Affiliates used the proceeds from the PPP Note primarily for payroll and other eligible costs. Interest accrues on the PPP Note at the rate per annum of 1.00%. In March 2021, the Borrower applied to Customers Bank for forgiveness of the amount due on the PPP Note in an amount equal to the sum of payroll and other eligible costs incurred during the Covered Period, as defined therein, following disbursement under the PPP Note. On April 5, 2022, the Borrower was granted forgiveness of the entire PPP Note and any accrued interest. Upon forgiveness, the Company received $307,210 in cash from the borrower, which was the amount attributable to the Company under the SBA's loan determination formula, and recorded a gain for such amount, in its consolidated statements of operations and comprehensive income.

11. CAPITAL STOCK

As of June 30, 2022, the Company was authorized to issue 450,000,000 shares of common stock of which 10,965,680 were issued and outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, of which none has been issued.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $15,000,000, through the Agent. As of June 30, 2022, under the Sales Agreement, the Company has sold and issued an aggregate of 231,651 shares of common stock and raised aggregate gross proceeds of approximately $1,431,234, less sales commissions of $28,644 and other offering costs resulting in net proceeds of $1,184,323.

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

On March 28, 2022, the Company approved restricted stock awards under the Plan to certain of its officers and employees in the aggregate amount of 26,025 shares, of which 11,000 shares are time-based grants and 15,025 shares are performance-based grants. The Company recorded $39,329 and $54,476 for the three months ended June 30, 2022 and 2021, respectively, and $91,933 and $86,182 for the six months ended June 30, 2022 and 2021, respectively, of expense related to restricted stock awards in general and administrative expense in its consolidated statement of operations. As of June 30, 2022, there was $269,932 and $138,008 of unrecognized compensation expense related to unvested time-based and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted-average period of 2.8 years and 3.1 years for time-based and performance-based awards, respectively. The fair value of common stock awards is determined based on the closing trading price of the common stock on the grant date.

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

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2021	61,201	$4.45
Granted	11,000	$5.52
Vested	(12,509)	$4.49
Forfeited	(609)	$4.85
Unvested at June 30, 2022	59,083	$4.64

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

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2021	22,535	$4.34
Granted	15,025	$5.52
Vested	(8,541)	$4.34
Unvested at June 30, 2022	29,019	$4.95

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

Credit Risk

Credit risk - Financial assets that are exposed to credit risk consist primarily of cash, cash equivalents, and restricted cash and certain portions of accounts receivable including rents receivable from our tenants. Risk to collection of rents receivable is mitigated by: (i) dispersion of rents receivable across many tenants, (ii) marketing targeted to tenants that have established credit, (iii) use of autopay, and (iv) use of collection procedures. Cash, cash equivalents and restricted cash are on deposit with highly rated commercial banks.

Market Risk

Investments in securities subject the Company to market risk. Investments in securities may decline in value. The Company monitors the stock prices of the investments and the financial performance of the related companies.

15. SUBSEQUENT EVENTS

On August 2, 2022, the Company declared a cash dividend of $0.0725 per common share payable on September 30, 2022 to stockholders of record as of September 16, 2022.

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

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible, and secure storage space for residential and commercial customers. As of June 30, 2022, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

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

On May 19, 2020, an affiliate of the Company (the “Borrower”) entered into a Paycheck Protection Program Term Note (“PPP Note”) with Customers Bank on behalf of itself, the Company, and certain other affiliates under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Borrower received total proceeds of $486,602 from the PPP Note of which $307,210 was attributable to the Company under the SBA’s loan determination formula. In accordance with the requirements of the CARES Act, the Company and certain other affiliates used the proceeds from the PPP Note primarily for payroll and other eligible costs. Interest accrues on the PPP Note at the rate per annum of 1.00%. In March 2021, the Borrower applied to Customers Bank for forgiveness of the amount due on the PPP Note in an amount equal to the sum of payroll and other eligible costs incurred during the Covered Period, as defined therein, following disbursement under the PPP Note. On April 5, 2022, the Borrower was granted forgiveness of the entire PPP Note and any accrued interest. Upon forgiveness, the Company received $307,210 in cash from the borrower, which was the amount attributable to the Company under the SBA's loan determination formula, and recorded a gain for such amount in its consolidated statements of operations and comprehensive income.

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

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries may borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month U.S. Dollar London Inter-Bank Offered Rate or one-quarter of one percent (0.25%) and is due to mature on July 6, 2024. As of June 30, 2022, the effective interest rate was 4.06%. The obligations under the Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents. The Company also maintains a bank account at the Amended Credit Facility Lender. As of June 30, 2022, we have no withdrawn proceeds under the Amended Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Amended Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $15,000,000, through the Agent. During the six months ended June 30, 2022, under the Sales Agreement, the Company has sold and issued an aggregate of 231,651 shares of common stock and raised aggregate gross proceeds of approximately $1,431,234, less sales commissions of approximately $28,644 and other offering costs resulting in net proceeds of $1,402,590.

We continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not complete any acquisitions in the six months ended June 30, 2022. In addition, we may pursue third-party management opportunities of properties owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities. As of June 30, 2022, under our third-party management platform, Global MaxManagementSM, we managed one third-party owned property, which was rebranded as “Global Self Storage,” had 137,318-leasable square feet and was comprised of 619 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

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

As of June 30, 2022, we had capital resources totaling approximately $22.9 million, comprised of $5.3 million of cash, cash equivalents, and restricted cash, $2.7 million of marketable securities, and $15.0 million available for withdrawal under the Credit Facility Loan Agreement. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores. These capital resources allow us to continue to execute our strategic business plan, which includes funding acquisitions, either directly or through joint ventures; expansion projects at our existing properties; and broadening our revenue base and pipeline of potential acquisitions through developing Global MaxManagementSM, our third-party management platform. Our board of directors regularly reviews our strategic business plan, including topics and metrices like capital formation, debt versus equity ratios, dividend policy, use of capital and debt, funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) performance, and optimal cash levels.

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

Results of Operations for the Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021

Revenues

Total revenues increased from $2,574,521 during the three months ended June 30, 2021 to $2,978,915 during the three months ended June 30, 2022, an increase of 15.7%, or $404,394. Rental income increased from $2,460,667 during the three months ended June 30, 2021 to $2,862,561 during the three months ended June 30, 2022, an increase of 16.3%, or $401,894. The increase was primarily attributable to increases in rental rates.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $95,069 during the three months ended June 30, 2021 to $95,541 during the three months ended June 30, 2022, an increase of 0.5%, or $472.

Income from our third-party management platform consists of management fees and customer insurance fees. Management fees and other income increased from $18,785 during the three months ended June 30, 2021 to $20,813 during the three months ended June 30, 2022.

Operating Expenses

Total operating expenses increased from $1,939,903 during the three months ended June 30, 2021 to $2,080,076 during the three months ended June 30, 2022, an increase of 7.2%, or $140,173, which was primarily attributable to an increase in store level expenses. Store operating expenses increased from $897,297 during the three months ended June 30, 2021 to $989,251 during the three months ended June 30, 2022, an increase of 10.2%, or $91,954. The increase in store operating expenses was due primarily to increased expenses for utilities, repairs and maintenance, and real estate property taxes.

Depreciation and amortization decreased from $406,561 during the three months ended June 30, 2021 to $404,462 during the three months ended June 30, 2022, a decrease of 0.5%, or $2,099.

General and administrative expenses increased from $631,208 during the three months ended June 30, 2021 to $653,053 during the three months ended June 30, 2022, an increase of 3.5%, or $21,845. The increase in general and administrative expenses during this period are primarily attributable to increased professional fees.

Business development, capital raising, store acquisition, and third-party management marketing expenses increased from $4,837 during the three months ended June 30, 2021 to $33,310 during the three months ended June 30, 2022. These costs primarily consist of costs incurred in connection with business development, capital raising, and future potential store acquisitions, and third-party management marketing expenses. Business development costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

As a result of the operating effects noted above, operating income increased from $634,618 during the three months ended June 30, 2021 to $898,839 during the three months ended June 30, 2022, an increase of 41.6%, or $264,221.

Other income (expense)

Interest expense on debt decreased from $286,572 during the three months ended June 30, 2021 to $220,256 during the three months ended June 30, 2022. This decrease was attributable to a lower principal balance on outstanding debt and to the change in fair value of the interest rate cap. The cash payments for the $20 million loan remain the same every month until June 2036 and are $107,699 per month.

Dividend, interest, and other income was $18,792 during the three months ended June 30, 2021 and $23,029 during the three months ended June 30, 2022.

Unrealized gain on marketable equity securities was $494,461 during the three months ended June 30, 2021 and the unrealized loss on marketable equity securities was $604,622 during the three months ended June 30, 2022.

Net income (loss)

For the three months ended June 30, 2021, net income was $861,299, or $0.09 per fully diluted share. For the three months ended June 30, 2022, net income was $404,200, or $0.04 per fully diluted share.

Results of Operations for the Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

Revenues

Total revenues increased from $5,016,708 during the six months ended June 30, 2021 to $5,799,728 during the six months ended June 30, 2022, an increase of 15.6%, or $783,020. Rental income increased from $4,793,905 during the six months ended June 30, 2021 to $5,571,345 during the six months ended June 30, 2022, an increase of 16.2%, or $777,440. The increase was primarily attributable to increases in rental rates.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $185,821 during the six months ended June 30, 2021 to $188,072 during the six months ended June 30, 2022, an increase of 1.2%, or $2,251.

Income from our third-party management platform consists of management fees and customer insurance fees. Management fees and other income increased from $36,982 during the six months ended June 30, 2021 to $40,311 during the six months ended June 30, 2022.

Operating Expenses

Total operating expenses increased from $3,918,158 during the six months ended June 30, 2021 to $4,226,184 during the six months ended June 30, 2022, an increase of 7.9%, or $308,026, which was primarily attributable to an increase in store level expenses and general and administrative expenses. Store operating expenses increased from $1,891,321 during the six months ended June 30, 2021 to $2,042,985 during the six months ended June 30, 2022, an increase of 8.0%, or $151,664. The increase in store operating expenses was due primarily to increased expenses for utilities, repairs and maintenance, and real estate property taxes.

Depreciation and amortization decreased from $812,175 during the six months ended June 30, 2021 to $809,383 during the six months ended June 30, 2022, a decrease of 0.3%, or $2,792.

General and administrative expenses increased from $1,209,825 during the six months ended June 30, 2021 to $1,331,706 during the six months ended June 30, 2022, an increase of 10.1%, or $121,881. The increase in general and administrative expenses during this period are primarily attributable to increased professional fees.

Business development, capital raising, store acquisition, and third-party management marketing expenses increased from $4,837 during the six months ended June 30, 2021 to $42,110 during the six months ended June 30, 2022. These costs primarily consist of costs incurred in connection with business development, capital raising, and future potential store acquisitions, and third-party management marketing expenses. Business development costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

As a result of the operating effects noted above, operating income increased from $1,098,550 during the six months ended June 30, 2021 to $1,573,544 during the six months ended June 30, 2022, an increase of 43.2%, or $474,994.

Other income (expense)

Interest expense on debt decreased from $572,064 during the six months ended June 30, 2021 to $409,022 during the six months ended June 30, 2022. This decrease was attributable to a lower principal balance on outstanding debt and to the change in fair value of the interest rate cap. The cash payments for the $20 million loan remain the same every month until June 2036 and are $107,699 per month.

Dividend, interest, and other income was $36,863 during the six months ended June 30, 2021 and $46,048 during the six months ended June 30, 2022.

Unrealized gain on marketable equity securities was $709,197 during the six months ended June 30, 2021 and the unrealized loss on marketable equity securities was $830,373 during the six months ended June 30, 2022.

Net income (loss)

For the six months ended June 30, 2021, net income was $1,272,546, or $0.13 per fully diluted share. For the six months ended June 30, 2022, net income was $687,407, or $0.06 per fully diluted share.

Distributions and Closing Market Prices

Distributions for each of the three months ended June 30, 2022 and 2021 were $0.065 per share. The Company’s closing market price as of June 30, 2022 and June 30, 2021 was $5.63 and $5.21, respectively. Past market price performance and distribution levels do not guarantee similar results in the future.

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

Adjusted FFO (“AFFO”) and AFFO per share are non-GAAP measures that represent FFO and FFO per share excluding the effects of business development, capital raising, and acquisition related costs and non-recurring items, which we believe are not indicative of the Company’s operating results. AFFO and AFFO per share are not a substitute for net income or earnings per share. AFFO is not a substitute for GAAP net cash flow in evaluating our liquidity or ability to pay dividends, because it excludes financing activities presented on our statements of cash flows. We present AFFO because we believe it is a helpful measure in understanding our results of operations insofar as we believe that the items noted above that are included in FFO, but excluded from AFFO, are not indicative of our ongoing operating results. We also believe that the analyst community considers our AFFO (or similar measures using different terminology) when evaluating us. Because other REITs or real estate companies may not compute AFFO in the same manner as we do, and may use different terminology, our computation of AFFO may not be comparable to AFFO reported by other REITs or real estate companies. However, the Company believes that to further understand the performance of its stores, AFFO should be considered along with the net income and cash flows reported in accordance with GAAP and as presented in the Company’s financial statements.

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

Self Storage Portfolio

The following discussion and analysis of our same-store self storage operations are presented on a comparative basis for the six months ended June 30, 2022.

GLOBAL SELF STORAGE STORES

		Year Store	Number	Net Leasable	June 30, 2022 Square Foot	June 30, 2021 Square Foot
Property(1)	Address	Opened / Acquired	of Units	Square Feet	Occupancy %	Occupancy %
OWNED STORES
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	807	113,700	95.4%	97.3%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,408	90.7%	98.9%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	91.4%	94.9%
SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	541	76,360	94.7%	94.7%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	756	96,883	93.3%	92.3%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	568	80,970	96.3%	98.0%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	260	24,482	94.3%	95.4%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	645	68,131	92.8%	97.9%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	694	78,851	92.6%	97.4%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	569	76,460	92.3%	96.2%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	246	42,860	93.8%	96.3%
SSG WEST HENRIETTA LLC	70 Erie Station Road, West Henrietta, NY 14586	2016 / 2019	480	55,550	85.8%	89.1%
TOTAL/AVERAGE SAME-STORES			6,400	831,245	93.1%	95.7%

MANAGED STORES
TPM EDMOND LLC	14000 N I 35 Service Rd, Edmond, OK 73013	2015 / 2019	619	137,318	96.1%	97.4%
TOTAL/AVERAGE MANAGED STORES			619	137,318	96.1%	97.4%

TOTAL/AVERAGE ALL OWNED/MANAGED STORES			7,019	968,563	93.5%	95.9%

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

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions, or new ground-up developments. At June 30, 2022, we owned twelve same-store properties and zero non same-store properties. The Company believes that, by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, and NOI, stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions, or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy at June 30, 2022 decreased by 2.6% to 93.1% from 95.7% at June 30, 2021.

Same-store revenues increased by 15.7% for the three and six months ended June 30, 2022 versus the same periods in 2021. Same-store cost of operations increased by 10.2% and 8.0% for the three and six months ended June 30, 2022 versus the same periods in 2021. Same-store NOI increased by 18.7% and 20.3% for the three and six months ended June 30, 2022 versus the same periods in 2021. The increase in same-store NOI was due primarily to an increase in revenues.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped our same-store overall average occupancy maintain at or around 93% as of June 30, 2022. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty, resulting in strong referral and word-of-mouth market demand for our storage units and services. Another contributing factor to our results was our competitor move-in rate metrics analysis which employs internet data scraping and other methods to help keep our storage unit move-in rates “in the market,” and our revenue rate management program which helped increase existing tenant rates while maintaining or building store occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months Ended June 30,	2022	2021	Variance	% Change
Revenues	$2,958,102	$2,555,736	$402,366	15.7%
Cost of operations	$989,251	$897,297	$91,954	10.2%
Net operating income	$1,968,851	$1,658,439	$310,412	18.7%
Depreciation and amortization	$357,773	$359,635	$(1,862)	-0.5%
Net leasable square footage at period end*	831,245	832,092	(847)	-0.1%
Net leased square footage at period end	773,680	795,940	(22,260)	-2.8%
Overall square foot occupancy at period end	93.1%	95.7%	-2.6%	-2.7%
Total annualized revenue per leased square foot	$15.29	$12.84	$2.45	19.1%
Total available leasable storage units*	6,400	6,364	36	0.6%
Number of leased storage units	5,883	6,068	(185)	-3.0%

SAME - STORE PROPERTIES

Six Months Ended June 30,	2022	2021	Variance	% Change
Revenues	$5,759,417	$4,979,726	$779,691	15.7%
Cost of operations	$2,042,985	$1,891,321	$151,664	8.0%
Net operating income	$3,716,432	$3,088,405	$628,027	20.3%
Depreciation and amortization	$715,821	$718,324	$(2,503)	-0.3%
Net leasable square footage at period end*	831,245	832,092	(847)	-0.1%
Net leased square footage at period end	773,680	795,940	(22,260)	-2.8%
Overall square foot occupancy at period end	93.1%	95.7%	-2.6%	-2.7%
Total annualized revenue per leased square foot	$14.89	$12.51	$2.38	19.0%
Total available leasable storage units*	6,400	6,364	36	0.6%
Number of leased storage units	5,883	6,068	(185)	-3.0%

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

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$404,200	$861,299	$687,407	$1,272,546
Adjustments:
Management fees and other income	(20,813)	(18,785)	(40,311)	(36,982)
General and administrative	653,053	631,208	1,331,706	1,209,825
Depreciation and amortization	404,462	406,561	809,383	812,175
Business development	33,310	4,837	42,110	4,837
Dividend and interest	(23,029)	(18,792)	(46,048)	(36,863)
Unrealized loss (gain) on marketable equity securities	604,622	(494,461)	830,373	(709,197)
Interest expense	220,256	286,572	409,022	572,064
Gain on Paycheck Protection Program (PPP) loan forgiveness	(307,210)	—	(307,210)	—
Total same-store net operating income	$1,968,851	$1,658,439	$3,716,432	$3,088,405

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Same-store revenues	$2,958,102	$2,555,736	$5,759,417	$4,979,726
Same-store cost of operations	989,251	897,297	2,042,985	1,891,321
Total same-store net operating income	$1,968,851	$1,658,439	$3,716,432	$3,088,405

Analysis of Same-Store Revenue

For the three and six months ended June 30, 2022, same-store revenue increased 15.7%, or $402,366, and 15.7%, or $779,691, respectively, versus the same periods in 2021, which was attributable to, among other things, consistent rent collections and increased rental rates. Same-store average overall square foot occupancy for all of the Company’s same-store properties decreased to 93.1% at June 30, 2022, down from 95.7% at June 30, 2021.

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

During the period from late March 2020 through May 2020, we experienced reduced activity with fewer move-ins and move-outs, and received periodic tenant requests for the waiver of late fees due to COVID-19 related hardships. However, we have seen increased demand for self storage since June 2020, as various areas of the United States emerged from stay at home orders. These trends may be temporary or even reverse. It is possible that the COVID-19 pandemic could change consumer behavior, either due to economic recession, uncertainty, or dislocation, as well as other factors, which could increase customer sensitivity and propensity to move-out in response to rate increases, either in the short or longer term. Other effects of the COVID-19 pandemic, such as movement from urban areas to more suburban and rural areas, has driven increased demand for self storage in the secondary and tertiary markets that we operate.

As of June 30, 2022, we observed no material degradation in rent collections. However, we believe that our bad debt losses could increase from historical levels, due to (i) cumulative stress on our customers’ financial capacity and (ii) reduced rent recoveries from auctioned units.

We may experience a change in the move-out patterns of our long-term customers due to economic uncertainty. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of June 30, 2022, our average tenant duration of stay was approximately 3.2 years, up from approximately 2.8 years as of June 30, 2021.

Analysis of Same-Store Cost of Operations

For the three and six months ended June 30, 2022, same-store cost of operations increased 10.2%, or $91,954, and 8.0%, or $151,664, respectively, versus the same periods in 2021. This increase in same-store cost of operations for the six months ended June 30, 2021 was due primarily to increased expenses for utilities, repairs and maintenance, and real estate property taxes.

On-site store manager, regional manager, and district manager payroll expense increased 3.6%, or $10,312, and decreased 0.4%, or $2,281, respectively, for the three and six months ended June 30, 2022 versus the same periods in 2021. The increase for the three months ended June 30, 2021 was due primarily to routine employee hiring. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores.

Store property tax expense increased 12.9%, or $39,798, and 11.8%, or $73,360, respectively, for the three and six months ended June 30, 2022 versus the same periods in 2021. When compared to store property tax expense for the three months ended June 30, 2022, we currently expect store property tax expense to remain consistent for the remainder of 2022. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail.

Repairs and maintenance expense increased 78.1%, or $23,441, and 61.6%, or $33,595, respectively, for the three and six months ended June 30, 2022 versus the same periods in 2021. These expenses increased during the three and six months ended June 30, 2022 versus the same periods in 2021 primarily due to an increase in one-off maintenance expenses and an inflationary increase to the cost of services.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utilities expense increased 11.7%, or $5,449, and 19.3%, or $25,034, respectively, for the three and six months ended June 30, 2022 versus the same periods in 2021, primarily due to rising costs for energy and higher energy usage at most of our stores during the three and six months ended June 30, 2022 versus the same periods in 2021. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in higher net utility costs for the remainder of 2022.

Landscaping expenses, which include snow removal costs, increased 14.8%, or $3,349, and decreased 2.5%, or $2,941, respectively, for the three and six months ended June 30, 2022 versus the same periods in 2021. The decrease in landscaping expense in the six months ended June 30, 2021 versus the same period in 2021 was primarily due to lower snow removal expenses. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense for the remainder of 2022, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 18.2%, or $11,083, and 13.4%, or $16,292, respectively, for the three and six months ended June 30, 2022 versus the same periods in 2021, primarily due to inflationary increases and increased marketing costs and internet advertising expenses. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a nominal rate for the remainder of 2022.

Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. General expenses increased 6.7%, or $5,005, and 4.0%, or $5,984, respectively, for the three and six months ended June 30, 2022 versus the same periods in 2021. Administrative expenses increased 26.1%, or $40,005, and 18.1%, or $72,747, respectively, for the three and six months ended June 30, 2022 versus the same periods in 2021. We experienced an increase in administrative expenses in the three and six months ended June 30, 2022 versus the same periods in 2021 due primarily to higher utilities, repairs and maintenance, and credit card fee expenses. We currently expect moderate increases in direct store costs during the remainder of 2022.

Depreciation and amortization decreased 0.5%, or $1,862, and 0.4%, or $2,503, respectively, for the three and six months ended June 30, 2022 versus the same periods in 2021.

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

Analysis of Global Self Storage FFO and AFFO

The following tables present reconciliation and computation of net income to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share (unaudited):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$404,200	$861,299	$687,407	$1,272,546
Eliminate items excluded from FFO:
Unrealized loss (gain) on marketable equity securities	604,622	(494,461)	830,373	(709,197)
Depreciation and amortization	404,462	406,561	809,383	812,175
Gain on PPP loan forgiveness	(307,210)	—	(307,210)	—

FFO attributable to common stockholders	1,106,074	773,399	2,019,953	1,375,524
Adjustments:
Compensation expense related to stock-based awards	39,329	54,476	91,933	86,182
Business development, capital raising, store acquisition, and third-party management marketing expenses	33,310	4,837	42,110	4,837
AFFO attributable to common stockholders	$1,178,713	$832,712	$2,153,996	$1,466,543

Earnings per share attributable to common stockholders - basic	$0.04	$0.09	$0.06	$0.14
Earnings per share attributable to common stockholders - diluted	$0.04	$0.09	$0.06	$0.13
FFO per share - diluted	$0.10	$0.08	$0.19	$0.15
AFFO per share - diluted	$0.11	$0.09	$0.20	$0.16

Weighted average shares outstanding - basic	10,767,619	9,363,981	10,714,565	9,328,432
Weighted average shares outstanding - diluted	10,824,760	9,402,479	10,773,643	9,370,935

FFO increased 43.0%, or $332,675, and 46.8%, or $644,429, respectively, for the three and six months ended June 30, 2022, versus the same periods in 2021. FFO per diluted share increased from $0.08 per share to $0.10 per share and from $0.15 per share to $0.19 per share, for the three and six months ended June 30, 2022, respectively, versus the same periods in 2021. AFFO increased 41.6%, or $346,001, and 46.9%, or $687,453, respectively, for the three and six months ended June 30, 2022, versus the same periods in 2021. AFFO per diluted share increased from $0.09 per share to $0.11 per share and from $0.16 per share to $0.20 per share, for the three and six months ended June 30, 2022, respectively, versus the same periods in 2021.

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

In 2019, the Company broke ground on the Millbrook, NY expansion, which added approximately 11,800 leasable square feet of all-climate-controlled units. Upon completion in February 2020, the Millbrook, NY store's area occupancy dropped from approximately 88.6% to approximately 45.5%. As of June 30, 2022, the Millbrook, NY store’s total area occupancy was approximately 94.3%.

In the first quarter of 2020, the Company began reviewing plans to convert certain commercially-leased space to all-climate-controlled units at the McCordsville, IN property. In April 2020, the Company commenced such conversion, which resulted in a new total of 535 units and 76,360 leasable square feet at the McCordsville, IN property. Upon completion in June 2020, the McCordsville, IN store's total area occupancy dropped from what would have been approximately 97.4% to approximately 79.1%. As of June 30, 2022, the McCordsville, IN store’s total area occupancy was approximately 94.7%.

Our West Henrietta, NY store expansion project, completed in August 2020, added approximately 7,300 leasable square feet of drive-up storage units. Upon completion of the expansion project, West Henrietta, NY store’s total area occupancy dropped from approximately 89.6% to approximately 77.9%. As of June 30, 2022, the West Henrietta, NY store’s total area occupancy was approximately 85.8%. There is no guarantee that we will experience demand for the West Henrietta, NY expansion or that we will be able to successfully lease-up the expansion to the occupancy level of our other properties.

In 2021, the Company began reviewing plans to convert certain commercially-leased space to 3,000 leasable square feet of all-climate-controlled units at the Lima, OH property. In July 2021, the Company completed such conversion, resulting in a new total of 756 units and 96,883 leasable square feet at the Lima, OH property. Upon completion, total area occupancy was approximately 94.8%. As of June 30, 2022, the Lima, OH store’s total area occupancy was approximately 93.3%. This conversion did not constitute a significant renovation or expansion because it only added approximately 3,000 leasable square feet of self storage to the property. As such, our Lima, OH property remained a same store property.

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains and losses on the Company’s investment in marketable equity securities for the six months ended June 30, 2022 and 2021 were a loss of $830,373 and gain of $709,197, respectively. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we may liquidate our investment in marketable equity securities and potentially realize gains or losses. As of June 30, 2022, our cumulative unrealized gain on marketable equity securities was $1,897,322. There were no realized gains or losses for the six months ended June 30, 2022.

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

101. The following materials from Global Self Storage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, are formatted in Inline XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Financial Statements.

X

104. The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL (eXtensible Business Reporting Language) and in included in Exhibit 101.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: August 10, 2022	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: August 10, 2022	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)