Form 10-Q
period 2022-09-30
Global Self Storage, Inc.
filed 2022-11-10
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 21, 2022 was 11,105,533.

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

There are a number of risks and uncertainties, including the impact of the COVID-19 pandemic, that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in “Item 1A. Risk Factors” included in our most recent annual report on Form 10-K and in other subsequent filings with the Securities and Exchange Commission (the “SEC”). Such factors include, but are not limited to:

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Real estate assets, net	$57,257,626	$58,390,066
Cash and cash equivalents	6,341,502	2,899,701
Restricted cash	132,104	163,998
Investments in securities	2,593,297	3,483,182
Accounts receivable	162,701	120,641
Prepaid expenses and other assets	546,420	534,120
Line of credit issuance costs, net	177,803	254,004
Interest rate cap	111,801	9,408
Goodwill	694,121	694,121
Total assets	$68,017,375	$66,549,241
Liabilities and equity
Note payable, net	$17,546,978	$17,916,513
Accounts payable and accrued expenses	1,835,004	1,514,631
Total liabilities	19,381,982	19,431,144
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 11,100,842 shares and 10,708,613 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	111,008	107,086
Additional paid in capital	48,960,578	46,851,360
Retained earnings (accumulated deficit)	(436,193)	159,651
Total stockholders' equity	48,635,393	47,118,097
Total liabilities and stockholders' equity	$68,017,375	$66,549,241

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Rental income	$2,970,875	$2,608,664	$8,542,221	$7,402,570
Other property related income	93,630	102,428	281,702	288,249
Management fees and other income	21,907	19,426	62,218	56,408
Total revenues	3,086,412	2,730,518	8,886,141	7,747,227
Expenses
Property operations	1,010,495	940,372	3,053,481	2,831,693
General and administrative	560,675	594,547	1,892,382	1,804,371
Depreciation and amortization	404,961	409,763	1,214,344	1,221,938
Business development	4,598	1,797	46,708	6,635
Total expenses	1,980,729	1,946,479	6,206,915	5,864,637
Operating income	1,105,683	784,039	2,679,226	1,882,590
Other income (expense)
Dividend and interest income	46,846	19,533	92,894	56,396
Unrealized (loss) gain on marketable equity securities	(59,512)	81,992	(889,885)	791,189
Interest expense	(163,153)	(256,502)	(572,174)	(828,567)
Gain on Paycheck Protection Program (PPP) loan forgiveness	—	—	307,210	—
Total other income (expense), net	(175,819)	(154,977)	(1,061,955)	19,018
Net income and comprehensive income	$929,864	$629,062	$1,617,271	$1,901,608
Earnings per share
Basic	$0.08	$0.06	$0.15	$0.19
Diluted	$0.08	$0.06	$0.15	$0.19
Weighted average shares outstanding
Basic	10,924,646	10,601,521	10,785,362	9,757,458
Diluted	10,978,000	10,635,006	10,842,515	9,787,317

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

				Retained
				earnings	Total
	Common stock		Additional paid in	(accumulated	stockholders'
	Shares	Par value	capital	deficit)	equity
Balances at December 31, 2021	10,708,613	$107,086	$46,851,360	$159,651	$47,118,097
Restricted stock grants issued	26,025	260	(260)	—	—
Restricted stock grant forfeiture	(203)	(2)	2	—	—
Issuance of common stock, net of expenses	65,843	659	197,711	—	198,370
Stock-based compensation	—	—	52,604	—	52,604
Net income	—	—	—	283,207	283,207
Dividends	—	—	—	(700,339)	(700,339)
Balances at March 31, 2022	10,800,278	108,003	47,101,417	(257,481)	46,951,939
Restricted stock grant forfeiture	(406)	(4)	4	—	—
Issuance of common stock, net of expenses	165,808	1,658	984,295	—	985,953
Stock-based compensation	—	—	39,329	—	39,329
Net income	—	—	—	404,200	404,200
Dividends	—	—	—	(708,487)	(708,487)
Balances at June 30, 2022	10,965,680	109,657	48,125,045	(561,768)	47,672,934
Restricted stock grant forfeiture	(2,329)	(23)	23	—	—
Issuance of common stock, net of expenses	137,491	1,374	796,331	—	797,705
Stock-based compensation	—	—	39,179	—	39,179
Net income	—	—	—	929,864	929,864
Dividends	—	—	—	(804,289)	(804,289)
Balances at September 30, 2022	11,100,842	$111,008	$48,960,578	$(436,193)	$48,635,393

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

					Total
	Common stock		Additional paid in	Accumulated	stockholders'
	Shares	Par value	capital	deficit	equity
Balances at December 31, 2020	9,343,118	$93,431	$40,455,409	$(509,949)	$40,038,891
Restricted stock grants issued	63,475	635	(635)	—	—
Restricted stock grant forfeiture	—	—	31,706	—	31,706
Net income	—	—	—	411,247	411,247
Dividends	—	—	—	(607,303)	(607,303)
Balances at March 31, 2021	9,406,593	94,066	40,486,480	(706,005)	39,874,541
Restricted stock grant forfeiture	12,300	123	(123)	—	—
Issuance of common stock, net of expenses	1,289,720	12,897	6,171,787	—	6,184,684
Stock-based compensation	—	—	54,476	—	54,476
Net income	—	—	—	861,299	861,299
Dividends	—	—	—	(612,228)	(612,228)
Balances at June 30, 2021	10,708,613	107,086	46,712,620	(456,934)	46,362,772
Stock-based compensation	—	—	54,092	—	54,092
Net income	—	—	—	629,062	629,062
Dividends	—	—	—	(696,060)	(696,060)
Balances at September 30, 2021	10,708,613	$107,086	$46,766,712	$(523,932)	$46,349,866

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$1,617,271	$1,901,608
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,214,344	1,221,938
Unrealized loss (gain) on marketable equity securities	889,885	(791,189)
Unrealized (gain) loss on interest rate cap premium	(102,393)	4
Amortization of loan procurement costs	105,027	155,176
Stock-based compensation	131,112	140,274
Gain on PPP loan forgiveness	(307,210)	—
Changes in operating assets and liabilities:
Accounts receivable	(42,060)	321
Prepaid expenses and other assets	(12,300)	(158,660)
Accounts payable and accrued expenses	317,330	64,324
Net cash provided by operating activities	3,811,006	2,533,796
Cash flows from investing activities
Improvements and equipment additions	(81,904)	(243,626)
Net cash used in investing activities	(81,904)	(243,626)
Cash flows from financing activities
Issuance of common stock, net of expenses	1,982,028	6,184,684
Proceeds received on PPP loan forgiveness	307,210	—
Line of credit repayment, net	—	(5,144,000)
Issuance costs on renewal of revolving line of credit	—	(231,926)
Principal payments on note payable	(398,361)	(382,035)
Dividends paid	(2,210,072)	(1,913,512)
Net cash used in financing activities	(319,195)	(1,486,789)
Net increase in cash, cash equivalents, and restricted cash	3,409,907	803,381
Cash, cash equivalents, and restricted cash, beginning of period	3,063,699	1,955,443
Cash, cash equivalents, and restricted cash, end of period	$6,473,606	$2,758,824
Supplemental cash flow and noncash information
Cash paid for interest	$569,539	$688,695
Supplemental disclosure of noncash activities:
Dividends payable	$3,043	$2,079

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION

Global Self Storage, Inc. (the “Company,” “we,” “our,” “us”) is a self-administered and self-managed Maryland real estate investment trust (“REIT”) that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. As of September 30, 2022, through its wholly owned subsidiaries, the Company owned and/or managed 13 self-storage properties in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company operates primarily in one segment: rental operations.

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

The accompanying unaudited consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with GAAP for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our unaudited consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$6,341,502	$2,899,701
Restricted cash	132,104	163,998
Total cash, cash equivalents, and restricted cash as shown in our unaudited consolidated statements of cash flows	$6,473,606	$3,063,699

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

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company has reviewed its tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on federal, state, and local income tax returns for open tax years (2017 – 2021), or are expected to be taken in the Company’s 2022 tax returns.

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

Derivative Financial Instruments

The Company carries all derivative financial instruments on the balance sheet at fair value. Fair value of derivatives is determined by reference to observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship. The Company’s use of derivative instruments has been limited to an interest rate cap agreement and such instrument is not designated as a cash flow hedge. For derivative instruments not designated as cash flow hedges, the unrealized gains and losses are included in interest expense in the accompanying consolidated statements of operations and comprehensive income. For derivatives designated as cash flow hedges, the effective portion of the changes in the fair value of the derivatives is initially reported in accumulated other comprehensive income (loss) in the Company’s balance sheets and subsequently reclassified into earnings when the hedged transaction affects earnings. The valuation analysis of the interest rate cap reflects the contractual terms of derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of September 30, 2022 and December 31, 2021, the Company does not have derivatives designated as cash flow hedges.

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

The Company evaluates goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value may be less that carrying amounts. If it is determined that the carrying amount of goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value, an impairment charge is recorded. There were no indicators of impairment to goodwill, real estate assets, and intangible assets as of September 30, 2022, and no impairment charges were recorded during for any periods presented herein.

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

3. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows

	September 30, 2022	December 31, 2021
Land	$6,122,065	$6,122,065
Buildings, improvements, and equipment	60,652,964	60,571,060
Self storage properties	66,775,029	66,693,125
Less: Accumulated depreciation	(9,517,403)	(8,303,059)
Real estate assets, net	$57,257,626	$58,390,066

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consisted of the following:

		Gross Unrealized
September 30, 2022	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,837,810	$—	$2,593,297
Total investment in marketable equity securities	$755,487	$1,837,810	$—	$2,593,297

		Gross Unrealized
December 31, 2021	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$2,727,695	$—	$3,483,182
Total investment in marketable equity securities	$755,487	$2,727,695	$—	$3,483,182

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis including assets valued at zero:

September 30, 2022	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,593,297	$—	$—	$2,593,297
Interest rate cap derivative	—	111,801	—	111,801
Total assets at fair value	$2,593,297	$111,801	$—	$2,705,098

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$3,483,182	$—	$—	$3,483,182
Interest rate cap derivative	—	9,408	—	9,408
Total assets at fair value	$3,483,182	$9,408	$—	$3,492,590

There were no assets transferred from level 1 to level 2 as of September 30, 2022. The Company did not have any assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of September 30, 2022.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximated their respective carrying values as of September 30, 2022, due to the short maturity of these instruments. The estimated fair value of the Company’s combined debt was approximately $15,586,581 as of September 30, 2022. This estimate was based on market interest rates for comparable obligations, general market conditions, and maturity.

6. DERIVATIVES

The Company’s objective in using an interest rate derivative is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses an interest rate cap to manage interest rate risk. The Company carries the initial premium paid for the interest rate cap as an asset on the balance sheet at fair value. The change in the unrealized gain or loss of the initial premium is recorded as an increase or decrease to interest expense.

The following table summarizes the terms of the Company’s derivative financial instrument:

	Notional Amount			Effective	Maturity
Product	September 30, 2022	December 31, 2021	Strike	Date	Date
Cap Agreement	$7,500,000	$7,500,000	3.75%	12/20/2021	7/6/2024

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

The Company incurred loan procurement costs of $646,246 and such costs have been recorded as a reduction of the note payable on the consolidated balance sheet and are amortized as an adjustment to interest expense over the term of the loan. The Company recorded amortization expense of $9,538 and $9,817 for the three months ended September 30, 2022 and 2021, respectively, and $28,826 and $29,656 for the nine months ended September 30, 2022 and 2021, respectively.

The carrying value of the Company’s note payable is summarized as follows:

Note Payable	September 30, 2022	December 31, 2021
Principal balance outstanding	$17,937,046	$18,335,407
Less: Loan procurement costs, net	(390,068)	(418,894)
Total note payable, net	$17,546,978	$17,916,513

As of September 30, 2022, the note payable was secured by certain of the Company’s stores with an aggregate net book value of approximately $24.8 million. The following table represents the future principal payment requirements on the note payable as of September 30, 2022:

2022 (3 months)	$136,063
2023	558,714
2024	582,591
2025	607,488
2026	633,449
2027 and thereafter	15,418,741
Total principal payments	$17,937,046

Revolving Line of Credit

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries may borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month U.S. Dollar London Inter-Bank Offered Rate or one-quarter of one percent (0.25%) and is due to mature on July 6, 2024. As of September 30, 2022, the effective interest rate was 5.56%. The obligations under the Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents” or the “Revolver”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents.

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

The Company incurred issuance costs of $231,926 and $477,981 for the July 6, 2021 Revolver extension and entry into the Revolver in December 18, 2018, respectively, and such costs are amortized as an adjustment to interest expense using the straight-line method, which approximates the effective interest method, over the term of the loan. The Company recorded amortization expense of $25,400 and $45,857 for the three months ended September 30, 2022 and 2021, respectively and $76,201 and $125,521 for the nine months ended September 30, 2022 and 2021, respectively. The was no outstanding loan balance under the Revolver as of September 30, 2022 or December 31, 2021.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s secured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. The Company had right-of-use assets and lease liabilities related to its operating leases of $1,183 and $1,183 and $11,622 and $11,622, respectively, as of September 30, 2022 and December 31, 2021. Such amounts are amortized using a straight-line method over the term of the lease included in prepaid expenses and other assets and accounts payable and accrued expenses on the Company’s consolidated balance sheets, respectively. Amortization expense for the three months ended September 30, 2022 and 2021 was $3,521 and $3,357, respectively, and $10,439 and $9,953 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were approximately 0.08 years and 4.78%, respectively.

The remaining future minimum lease payments under the automobile lease are $1,188 for the year ending December 31, 2022.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$929,864	$629,062	$1,617,271	$1,901,608
Earnings and dividends allocated to participating securities	(6,227)	(6,929)	(17,955)	(18,494)
Net income attributable to common stockholders	$923,637	$622,133	$1,599,316	$1,883,114
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	10,924,646	10,601,521	10,785,362	9,757,458
Net effect of dilutive unvested restricted stock awards included for treasury stock method	53,354	33,485	57,153	29,859
Average number of common shares outstanding - diluted	10,978,000	10,635,006	10,842,515	9,787,317
Earnings per common share
Basic	$0.08	$0.06	$0.15	$0.19
Diluted	$0.08	$0.06	$0.15	$0.19

Common stock dividends totaled $804,289 ($0.0725 per share) and $696,060 ($0.065 per share) for the three months ended September 30, 2022 and 2021, respectively, and $2,213,115 ($0.2025 per share) and $1,915,591 ($0.195 per share) for the nine months ended September 30, 2022 and 2021, respectively.

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and/or directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation (“Tuxis”), and/or their affiliates (collectively with the Company, the “Affiliates”). As of September 30, 2022, certain of the Affiliates and the Company’s directors and employees may be deemed to own, in the aggregate, approximately 7.7% of the outstanding common stock.

Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the Code and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. The aggregate compensation and benefits accrued and paid by the Company to MMC were $608,599 and $558,371 for the three months ended September 30, 2022 and 2021, respectively, and $1,789,080 and $1,711,347 for the nine months ended September 30, 2022 and 2021, respectively. Expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The aggregate administrative and support function expenses accrued and paid by the Company to Winco was $6,199 and $18,104 for the three months ended September 30, 2022 and 2021, respectively, and $16,653 and $51,663 for the nine months ended September 30, 2022 and 2021, respectively. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the Code. The Company's allocated matching expense was $18,690 and $18,194 for the three months ended September 30, 2022, respectively, and $65,144 and $64,382 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company had reimbursements payable to MMC and Winco for compensation, benefits, and administrative and support function expenses of $17,235.

The Company currently reimburses monthly automobile expenses of $1,000 per month to its President, Mark C. Winmill. To the extent that the monthly payment under the Company’s automobile lease exceeds the current monthly reimbursement amount, Mr. Winmill voluntarily reimburses the Company for the excess amount. In this regard, Mr. Winmill has reimbursed the Company $1,878 and $2,248 for the automobile payments paid and due in 2022 and 2021, respectively.

The Company leases office space and storage to certain Affiliates under rental agreements. The terms of occupancy are month to month and automatically renew unless terminated by either party on ten days’ written notice. The Company earned rental income of $4,800 and $3,967 for the three months ended September 30, 2022 and 2021, respectively, and $14,400 and $8,569 for the nine months ended September 30, 2022 and 2021, respectively.

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

11. CAPITAL STOCK

As of September 30, 2022, the Company was authorized to issue 450,000,000 shares of common stock of which 11,100,842 were issued and outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, of which none has been issued.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $15,000,000, through the Agent. As of September 30, 2022, under the Sales Agreement, the Company has sold and issued an aggregate of 369,142 shares of common stock and raised aggregate gross proceeds of approximately $2,245,635, less sales commissions of approximately $44,951 and other offering costs resulting in net proceeds of $1,982,028.

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

On March 28, 2022, the Company approved restricted stock awards under the Plan to certain of its officers and employees in the aggregate amount of 26,025 shares, of which 11,000 shares are time-based grants and 15,025 shares are performance-based grants. The Company recorded $39,179 and $54,092 for the three months ended September 30, 2022 and 2021, respectively, and $131,112 and $140,274 for the nine months ended September 30, 2022 and 2021, respectively, of expense related to restricted stock awards in general and administrative expense in its consolidated statement of operations. As of September 30, 2022, there was $234,007 and $124,365 of unrecognized compensation expense related to unvested time-based and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted-average period of 2.6 years and 2.9 years for time-based and performance-based awards, respectively. The fair value of common stock awards is determined based on the closing trading price of the common stock on the grant date.

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

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2021	61,201	$4.45
Granted	11,000	$5.52
Vested	(18,094)	$4.50
Forfeited	(2,938)	$4.67
Unvested at September 30, 2022	51,169	$4.65

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

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2021	22,535	$4.34
Granted	15,025	$5.52
Vested	(10,540)	$4.31
Unvested at September 30, 2022	27,020	$5.01

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

14. RISKS AND UNCERTANTIES

General Market Risks

The Company’s portfolio and the success of its investment activities are affected by global and national economic, political and market conditions generally and also by the local economic conditions where its assets are located. Certain external events such as public health crises, including the novel coronavirus (“COVID-19”) and its variants, natural disasters and geopolitical events, including the ongoing conflict between Russia, Belarus and Ukraine, have recently led to increased financial and credit market volatility and disruptions, leading to record inflationary pressure, rising interest rates, supply chain issues, labor shortages and recessionary concerns. Although more normalized activities have resumed and there has been improvement due to global and domestic vaccination efforts, at this time the Company cannot predict the full extent of the impacts of the COVID-19 pandemic on the Company and the economy as a whole. Additionally, in response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022 and have indicated likely further interest rate increases. The full impact of such external events on the financial and credit markets and consequently on the Company’s financial conditions and results of operations is uncertain and cannot be fully predicted. The Company will continue to monitor these events and will adjust its operations as necessary.

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

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible, and secure storage space for residential and commercial customers. As of September 30, 2022, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

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

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries may borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month U.S. Dollar London Inter-Bank Offered Rate or one-quarter of one percent (0.25%) and is due to mature on July 6, 2024. As of September 30, 2022, the effective interest rate was 5.56%. The obligations under the Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents. The Company also maintains a bank account at the Amended Credit Facility Lender. As of September 30, 2022, we have no withdrawn proceeds under the Amended Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Amended Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $15,000,000, through the Agent. During the nine months ended September 30, 2022, under the Sales Agreement, the Company has sold and issued an aggregate of 369,142 shares of common stock and raised aggregate gross proceeds of approximately $2,245,635, less sales commissions of approximately $44,951 and other offering costs resulting in net proceeds of $1,982,028.

We continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not complete any acquisitions in the nine months ended September 30, 2022. In addition, we may pursue third-party management opportunities of properties owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities. As of September 30, 2022, under our third-party management platform, Global MaxManagementSM, we managed one third-party owned property, which was rebranded as “Global Self Storage,” had 137,318-leasable square feet and was comprised of 619 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

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

As of September 30, 2022, we had capital resources totaling approximately $24.1 million, comprised of $6.5 million of cash, cash equivalents, and restricted cash, $2.6 million of marketable securities, and $15.0 million available for withdrawal under the Credit Facility Loan Agreement. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores. These capital resources allow us to continue to execute our strategic business plan, which includes funding acquisitions, either directly or through joint ventures; expansion projects at our existing properties; and broadening our revenue base and pipeline of potential acquisitions through developing Global MaxManagementSM, our third-party management platform. Our board of directors regularly reviews our strategic business plan, including topics and metrices like capital formation, debt versus equity ratios, dividend policy, use of capital and debt, funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) performance, and optimal cash levels.

We expect that the results of our operations will be affected by a number of factors. Many of the factors that will affect our operating results are beyond our control. The Company and its properties could be materially and adversely affected by the risks, or the public perception of the risks, related to, among other things, public health crises, including the novel coronavirus (“COVID-19”) and its variants, natural disasters and geopolitical events, including the ongoing conflict between Russia, Belarus and Ukraine, financial and credit market volatility and disruptions, inflationary pressures, rising interest rates, supply chain issues, labor shortages and recessionary concerns.

Results of Operations for the Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021

Revenues

Total revenues increased from $2,730,518 during the three months ended September 30, 2021 to $3,086,412 during the three months ended September 30, 2022, an increase of 13.0%, or $355,894. Rental income increased from $2,608,664 during the three months ended September 30, 2021 to $2,970,875 during the three months ended September 30, 2022, an increase of 13.9%, or $362,211. The increase was primarily attributable to increases in rental rates.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income decreased from $102,428 during the three months ended September 30, 2021 to $93,630 during the three months ended September 30, 2022, a decrease of 8.6%, or $8,798.

Income from our third-party management platform consists of management fees and customer insurance fees. Management fees and other income increased from $19,426 during the three months ended September 30, 2021 to $21,907 during the three months ended September 30, 2022.

Operating Expenses

Total operating expenses increased from $1,946,479 during the three months ended September 30, 2021 to $1,980,729 during the three months ended September 30, 2022, an increase of 1.8%, or $34,250, which was primarily attributable to an increase in store level expenses. Store operating expenses increased from $940,372 during the three months ended September 30, 2021 to $1,010,495 during the three months ended September 30, 2022, an increase of 7.5%, or $70,123. The increase in store operating expenses was due primarily to increased expenses for employment costs and real estate property taxes.

Depreciation and amortization decreased from $409,763 during the three months ended September 30, 2021 to $404,961 during the three months ended September 30, 2022, a decrease of 1.2%, or $4,802.

General and administrative expenses decreased from $594,547 during the three months ended September 30, 2021 to $560,675 during the three months ended September 30, 2022, a decrease of 5.7%, or $33,872. The decrease in general and administrative expenses during this period are primarily attributable to decreased professional fees and savings attributable to moving our corporate headquarters from New York City to Millbrook, New York.

Business development, capital raising, store acquisition, and third-party management marketing expenses increased from $1,797 during the three months ended September 30, 2021 to $4,598 during the three months ended September 30, 2022. These costs primarily consist of costs incurred in connection with business development, capital raising, and future potential store acquisitions, and third-party management marketing expenses. Business development costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

As a result of the operating effects noted above, operating income increased from $784,039 during the three months ended September 30, 2021 to $1,105,683 during the three months ended September 30, 2022, an increase of 41.0%, or $321,644.

Other income (expense)

Interest expense on debt decreased from $256,502 during the three months ended September 30, 2021 to $163,153 during the three months ended September 30, 2022. This decrease was attributable to a lower principal balance on outstanding debt, lower amortization of loan procurement costs, and to the change in fair value of the interest rate cap. The cash payments for the $20 million loan remain the same every month until June 2036 and are $107,699 per month.

Dividend, interest, and other income was $19,533 during the three months ended September 30, 2021 and $46,846 during the three months ended September 30, 2022.

Unrealized gain on marketable equity securities was $81,992 during the three months ended September 30, 2021 and the unrealized loss on marketable equity securities was $59,512 during the three months ended September 30, 2022.

Net income (loss)

For the three months ended September 30, 2021, net income was $629,062, or $0.06 per fully diluted share. For the three months ended September 30, 2022, net income was $929,864, or $0.08 per fully diluted share.

Results of Operations for the Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

Revenues

Total revenues increased from $7,747,227 during the nine months ended September 30, 2021 to $8,886,141 during the nine months ended September 30, 2022, an increase of 14.7%, or $1,138,914. Rental income increased from $7,402,570 during the nine months ended September 30, 2021 to $8,542,221 during the nine months ended September 30, 2022, an increase of 15.4%, or $1,139,651. The increase was primarily attributable to increases in rental rates.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income decreased from $288,249 during the nine months ended September 30, 2021 to $281,702 during the nine months ended September 30, 2022, a decrease of 2.3%, or $6,547.

Income from our third-party management platform consists of management fees and customer insurance fees. Management fees and other income increased from $56,408 during the nine months ended September 30, 2021 to $62,218 during the nine months ended September 30, 2022.

Operating Expenses

Total operating expenses increased from $5,864,637 during the nine months ended September 30, 2021 to $6,206,915 during the nine months ended September 30, 2022, an increase of 5.8%, or $342,278, which was primarily attributable to an increase in store level expenses and general and administrative expenses. Store operating expenses increased from $2,831,693 during the nine months ended September 30, 2021 to $3,053,481 during the nine months ended September 30, 2022, an increase of 7.8%, or $221,788. The increase in store operating expenses was due primarily to increased expenses for utilities, employment costs, and real estate property taxes.

Depreciation and amortization decreased from $1,221,938 during the nine months ended September 30, 2021 to $1,214,344 during the nine months ended September 30, 2022, a decrease of 0.6%, or $7,594.

General and administrative expenses increased from $1,804,371 during the nine months ended September 30, 2021 to $1,892,382 during the nine months ended September 30, 2022, an increase of 4.9%, or $88,011. The increase in general and administrative expenses during this period are primarily attributable to increased professional fees.

Business development, capital raising, store acquisition, and third-party management marketing expenses increased from $6,635 during the nine months ended September 30, 2021 to $46,708 during the nine months ended September 30, 2022. These costs primarily consist of costs incurred in connection with business development, capital raising, and future potential store acquisitions, and third-party management marketing expenses. Business development costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

As a result of the operating effects noted above, operating income increased from $1,882,590 during the nine months ended September 30, 2021 to $2,679,226 during the nine months ended September 30, 2022, an increase of 42.3%, or $796,636.

Other income (expense)

Interest expense on debt decreased from $828,567 during the nine months ended September 30, 2021 to $572,174 during the nine months ended September 30, 2022. This decrease was attributable to a lower principal balance on outstanding debt, lower amortization of loan procurement costs, and to the change in fair value of the interest rate cap. The cash payments for the $20 million loan remain the same every month until June 2036 and are $107,699 per month.

Dividend, interest, and other income was $56,396 during the nine months ended September 30, 2021 and $92,894 during the nine months ended September 30, 2022.

Unrealized gain on marketable equity securities was $791,189 during the nine months ended September 30, 2021 and the unrealized loss on marketable equity securities was $889,885 during the nine months ended September 30, 2022.

Net income (loss)

For the nine months ended September 30, 2021, net income was $1,901,608, or $0.19 per fully diluted share. For the nine months ended September 30, 2022, net income was $1,617,271, or $0.15 per fully diluted share.

Distributions and Closing Market Prices

Distributions for the three months ended September 30, 2022 and 2021 was $0.0725 and $0.065 per share, respectively. The Company’s closing market price as of September 30, 2022 and September 30, 2021 was $5.86 and $5.15, respectively. Past market price performance and distribution levels do not guarantee similar results in the future.

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

Self Storage Portfolio

The following discussion and analysis of our same-store self storage operations are presented on a comparative basis for the nine months ended September 30, 2022.

GLOBAL SELF STORAGE STORES

		Year Store	Number	Net Leasable	September 30, 2022 Square Foot	September 30, 2021 Square Foot
Property(1)	Address	Opened / Acquired	of Units	Square Feet	Occupancy %	Occupancy %
OWNED STORES
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	807	113,700	88.0%	96.5%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,408	85.9%	90.0%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	89.7%	92.7%
SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	541	76,360	91.5%	93.4%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	756	96,883	89.4%	93.4%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	568	80,970	93.8%	96.9%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	260	24,482	93.1%	97.1%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	645	68,161	88.8%	94.5%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	694	78,875	88.2%	94.4%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	569	76,460	91.1%	92.7%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	246	42,860	92.7%	94.1%
SSG WEST HENRIETTA LLC	70 Erie Station Road, West Henrietta, NY 14586	2016 / 2019	480	55,550	83.3%	78.8%
TOTAL/AVERAGE SAME-STORES			6,400	831,299	89.6%	93.3%

MANAGED STORES
TPM EDMOND LLC	14000 N I 35 Service Rd, Edmond, OK 73013	2015 / 2019	619	137,318	93.5%	94.8%
TOTAL/AVERAGE MANAGED STORES			619	137,318	93.5%	94.8%

TOTAL/AVERAGE ALL OWNED/MANAGED STORES			7,019	968,617	90.2%	93.5%

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

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions, or new ground-up developments. At September 30, 2022, we owned twelve same-store properties and zero non same-store properties. The Company believes that, by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, and NOI, stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions, or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy at September 30, 2022 decreased by 3.7% to 89.6% from 93.3% at September 30, 2021. As of November 8, 2022, occupancy at the Company’s same-store properties was 90.6%.

Same-store revenues increased by 13.0% and 14.7% for the three and nine months ended September 30, 2022 versus the same periods in 2021. Same-store cost of operations increased by 7.5% and 7.8% for the three and nine months ended September 30, 2022 versus the same periods in 2021. Same-store NOI increased by 16.0% and 18.8% for the three and nine months ended September 30, 2022 versus the same periods in 2021. The increase in same-store NOI was due primarily to an increase in revenues.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped our same-store overall average occupancy maintain at or around 90% as of September 30, 2022. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty, resulting in strong referral and word-of-mouth market demand for our storage units and services. Another contributing factor to our results was our competitor move-in rate metrics analysis which employs internet data scraping and other methods to help keep our storage unit move-in rates “in the market,” and our revenue rate management program which helped increase existing tenant rates while maintaining or building store occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months Ended September 30,	2022	2021	Variance	% Change
Revenues	$3,064,505	$2,711,092	$353,413	13.0%
Cost of operations	$1,010,495	$940,372	$70,123	7.5%
Net operating income	$2,054,010	$1,770,720	$283,290	16.0%
Depreciation and amortization	$358,392	$362,839	$(4,447)	-1.2%
Net leasable square footage at period end*	831,299	831,180	119	0.0%
Net leased square footage at period end	744,818	775,126	(30,308)	-3.9%
Overall square foot occupancy at period end	89.6%	93.3%	-3.7%	-4.0%
Total annualized revenue per leased square foot	$16.46	$13.99	$2.47	17.6%
Total available leasable storage units*	6,400	6,392	8	0.1%
Number of leased storage units	5,647	5,884	(237)	-4.0%

SAME - STORE PROPERTIES

Nine Months Ended September 30,	2022	2021	Variance	% Change
Revenues	$8,823,923	$7,690,819	$1,133,104	14.7%
Cost of operations	$3,053,481	$2,831,693	$221,788	7.8%
Net operating income	$5,770,442	$4,859,126	$911,316	18.8%
Depreciation and amortization	$1,074,213	$1,081,163	$(6,950)	-0.6%
Net leasable square footage at period end*	831,299	831,180	119	0.0%
Net leased square footage at period end	744,818	775,126	(30,308)	-3.9%
Overall square foot occupancy at period end	89.6%	93.3%	-3.7%	-4.0%
Total annualized revenue per leased square foot	$15.80	$13.23	$2.57	19.4%
Total available leasable storage units*	6,400	6,392	8	0.1%
Number of leased storage units	5,647	5,884	(237)	-4.0%

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

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$929,864	$629,062	$1,617,271	$1,901,608
Adjustments:
Management fees and other income	(21,907)	(19,426)	(62,218)	(56,408)
General and administrative	560,675	594,547	1,892,382	1,804,371
Depreciation and amortization	404,961	409,763	1,214,344	1,221,938
Business development	4,598	1,797	46,708	6,635
Dividend and interest	(46,846)	(19,533)	(92,894)	(56,396)
Unrealized loss (gain) on marketable equity securities	59,512	(81,992)	889,885	(791,189)
Interest expense	163,153	256,502	572,174	828,567
Gain on Paycheck Protection Program (PPP) loan forgiveness	—	—	(307,210)	—
Total same-store net operating income	$2,054,010	$1,770,720	$5,770,442	$4,859,126

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Same-store revenues	$3,064,505	$2,711,092	$8,823,923	$7,690,819
Same-store cost of operations	1,010,495	940,372	3,053,481	2,831,693
Total same-store net operating income	$2,054,010	$1,770,720	$5,770,442	$4,859,126

Analysis of Same-Store Revenue

For the three and nine months ended September 30, 2022, same-store revenue increased 13.0%, or $353,412, and 14.7%, or $1,133,104, respectively, versus the same periods in 2021, which was attributable to, among other things, consistent rent collections and increased rental rates. Same-store average overall square foot occupancy for all of the Company’s same-store properties decreased to 89.6% at September 30, 2022, down from 93.3% at September 30, 2021. As of November 8, 2022, occupancy at the Company’s same-store properties was 90.6%.

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

As of September 30, 2022, we observed no material degradation in rent collections. However, we believe that our bad debt losses could increase from historical levels, due to (i) cumulative stress on our customers’ financial capacity and (ii) reduced rent recoveries from auctioned units.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of September 30, 2022, our average tenant duration of stay was approximately 3.3 years, up from approximately 3.0 years as of September 30, 2021.

Analysis of Same-Store Cost of Operations

For the three and nine months ended September 30, 2022, same-store cost of operations increased 7.5%, or $70,123, and 7.8%, or $221,788, respectively, versus the same periods in 2021. This increase in same-store cost of operations for the the three months ended September 30, 2022 was due primarily to increased expenses for employment costs and real estate property taxes.

On-site store manager, regional manager, and district manager payroll expense increased 13.8%, or $37,704, and 4.2%, or $35,423, respectively, for the three and nine months ended September 30, 2022 versus the same periods in 2021. The increases were due primarily to routine employee hiring and inflationary increases in compensation rates for existing employees. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores.

Store property tax expense increased 4.2%, or $14,632, and 9.1%, or $87,992, respectively, for the three and nine months ended September 30, 2022 versus the same periods in 2021. When compared to store property tax expense for the three months ended September 30, 2022, we currently expect store property tax expense to remain consistent for the remainder of 2022. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail.

Repairs and maintenance expense decreased 34.3%, or $13,442, and increased 21.5%, or $20,153, respectively, for the three and nine months ended September 30, 2022 versus the same periods in 2021. These expenses decreased during the three months ended September 30, 2022 versus the same period in 2021 primarily due to a decrease in one-off maintenance expenses during the three months ended September 30, 2022. The expenses increased during the nine months ended September 30, 2022 primarily due to inflationary increases in the cost of services.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utilities expense increased 10.5%, or $5,659, and 16.7%, or $30,693, respectively, for the three and nine months ended September 30, 2022 versus the same periods in 2021, primarily due to rising costs for energy and higher energy usage at most of our stores during the three and nine months ended September 30, 2022 versus the same periods in 2021. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in higher net utility costs for the remainder of 2022.

Landscaping expenses, which include snow removal costs, increased 20.6%, or $5,425, and 1.8%, or $2,484, respectively, for the three and nine months ended September 30, 2022 versus the same periods in 2021. The increase in landscaping expense during the three and nine months ended September 30, 2022 versus the same periods in 2021 was primarily due an increase to one-off expenses during the three months ended September 30, 2022. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense for the remainder of 2022, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 11.6%, or $7,081, and 12.8%, or $23,373, respectively, for the three and nine months ended September 30, 2022 versus the same periods in 2021, primarily due to inflationary increases and increased marketing costs and internet advertising expenses. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a nominal rate for the remainder of 2022.

Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. General expenses increased 11.1%, or $7,947, and 6.3%, or $13,931, respectively, for the three and nine months ended September 30, 2022 versus the same periods in 2021. Administrative expenses increased 3.7%, or $6,567, and 13.7%, or $79,314, respectively, for the three and nine months ended September 30, 2022 versus the same periods in 2021. We experienced an increase in administrative expenses in the nine months ended September 30, 2022 versus the same period in 2021 due primarily to higher utilities, repairs and maintenance, and credit card fee expenses. We currently expect moderate increases in direct store costs during the remainder of 2022.

Depreciation and amortization decreased 1.2%, or $4,447, and 0.6%, or $6,950, respectively, for the three and nine months ended September 30, 2022 versus the same periods in 2021.

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

Analysis of Global Self Storage FFO and AFFO

The following tables present reconciliation and computation of net income to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share (unaudited):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$929,864	$629,062	$1,617,271	$1,901,608
Eliminate items excluded from FFO:
Unrealized loss (gain) on marketable equity securities	59,512	(81,992)	889,885	(791,189)
Depreciation and amortization	404,961	409,763	1,214,344	1,221,938
Gain on PPP loan forgiveness	—	—	(307,210)	—

FFO attributable to common stockholders	1,394,337	956,833	3,414,290	2,332,357
Adjustments:
Compensation expense related to stock-based awards	39,179	54,092	131,112	140,274
Business development, capital raising, store acquisition, and third-party management marketing expenses	4,598	1,797	46,708	6,635
AFFO attributable to common stockholders	$1,438,114	$1,012,722	$3,592,110	$2,479,266

Earnings per share attributable to common stockholders - basic	$0.08	$0.06	$0.15	$0.19
Earnings per share attributable to common stockholders - diluted	$0.08	$0.06	$0.15	$0.19
FFO per share - diluted	$0.13	$0.09	$0.31	$0.24
AFFO per share - diluted	$0.13	$0.10	$0.33	$0.25

Weighted average shares outstanding - basic	10,924,646	10,601,521	10,785,362	9,757,458
Weighted average shares outstanding - diluted	10,978,000	10,635,006	10,842,515	9,787,317

FFO increased 45.7%, or $437,504, and 46.4%, or $1,081,933, respectively, for the three and nine months ended September 30, 2022, versus the same periods in 2021. FFO per diluted share increased from $0.09 per share to $0.13 per share and from $0.24 per share to $0.31 per share, for the three and nine months ended September 30, 2022, respectively, versus the same periods in 2021. AFFO increased 42.0%, or $425,392, and 44.9%, or $1,112,844, respectively, for the three and nine months ended September 30, 2022, versus the same periods in 2021. AFFO per diluted share increased from $0.10 per share to $0.13 per share and from $0.25 per share to $0.33 per share, for the three and nine months ended September 30, 2022, respectively, versus the same periods in 2021.

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

In 2019, the Company broke ground on the Millbrook, NY expansion, which added approximately 11,800 leasable square feet of all-climate-controlled units. Upon completion in February 2020, the Millbrook, NY store's area occupancy dropped from approximately 88.6% to approximately 45.5%. As of September 30, 2022, the Millbrook, NY store’s total area occupancy was approximately 93.1%.

In the first quarter of 2020, the Company began reviewing plans to convert certain commercially-leased space to all-climate-controlled units at the McCordsville, IN property. In April 2020, the Company commenced such conversion, which resulted in a new total of 535 units and 76,360 leasable square feet at the McCordsville, IN property. Upon completion in June 2020, the McCordsville, IN store's total area occupancy dropped from what would have been approximately 97.4% to approximately 79.1%. As of September 30, 2022, the McCordsville, IN store’s total area occupancy was approximately 91.5%.

Our West Henrietta, NY store expansion project, completed in August 2020, added approximately 7,300 leasable square feet of drive-up storage units. Upon completion of the expansion project, West Henrietta, NY store’s total area occupancy dropped from approximately 89.6% to approximately 77.9%. As of September 30, 2022, the West Henrietta, NY store’s total area occupancy was approximately 83.3%. There is no guarantee that we will experience demand for the West Henrietta, NY expansion or that we will be able to successfully lease-up the expansion to the occupancy level of our other properties.

In 2021, the Company began reviewing plans to convert certain commercially-leased space to 3,000 leasable square feet of all-climate-controlled units at the Lima, OH property. In July 2021, the Company completed such conversion, resulting in a new total of 756 units and 96,883 leasable square feet at the Lima, OH property. Upon completion, total area occupancy was approximately 94.8%. As of September 30, 2022, the Lima, OH store’s total area occupancy was approximately 89.4%. This conversion did not constitute a significant renovation or expansion because it only added approximately 3,000 leasable square feet of self storage to the property. As such, our Lima, OH property remained a same store property.

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains and losses on the Company’s investment in marketable equity securities for the nine months ended September 30, 2022 and 2021 were a loss of $889,885 and gain of $791,189, respectively. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we may liquidate our investment in marketable equity securities and potentially realize gains or losses. As of September 30, 2022, our cumulative unrealized gain on marketable equity securities was $1,837,810. There were no realized gains or losses for the nine months ended September 30, 2022.

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

101. The following materials from Global Self Storage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, are formatted in Inline XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Financial Statements.

X

104. The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL (eXtensible Business Reporting Language) and in included in Exhibit 101.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: November 10, 2022	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: November 10, 2022	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)