Form 10-K
period 2022-12-31
Global Self Storage, Inc.
filed 2023-03-28
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $57,551,615 based upon the closing price of the shares on the Nasdaq Capital Market on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of March 15, 2023, was 11,105,158

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in connection with the registrant’s annual stockholders’ meeting to be held in 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
increasing inflation;
•
our ability to continue to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;
•
availability of qualified personnel;
•
difficulties in raising capital at a reasonable cost;
•
fiscal policies or inaction at the U.S. federal government level, which may lead to federal government shutdowns or negative impacts on the U.S economy;
•
estimates relating to our ability to make distributions to our stockholders in the future; and
•
economic uncertainty due to the impact of terrorism, infectious or contagious diseases or pandemics, including the novel coronavirus (“COVID-19”) pandemic, or war.

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
•
Major public health issues, including the COVID-19 pandemic, and related disruptions in the U.S. and global economy and financial markets could adversely impact or disrupt our financial condition and results of operations.

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

PART I

Item 1. Business.

General

Global Self Storage, Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) that owns, operates, manages, acquires, and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible, and secure storage space for residential and commercial customers. As of December 31, 2022, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

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

Business Activities

As of December 31, 2022, the Company had 31 total employees and owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores. As of December 31, 2022, these properties totaled 966,766 net leasable square feet and offered 7,023 storage units. In addition to traditional and climate-controlled units, many of the properties feature both covered and outside auto/RV/boat storage. The Company invests in stores by acquiring stores through its wholly owned subsidiaries and operates primarily in one segment: rental operations.

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

We continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not complete any self storage property acquisitions in 2022.

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

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries may borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month U.S. Dollar London Inter-Bank Offered Rate or 0.25% and is due to mature on July 6, 2024. As of December 31, 2022, the effective interest rate was 4.12%. The publication of LIBOR will cease immediately after June 30, 2023. The Amended Credit Facility Loan Agreement provides for a replacement index based on the Secured Overnight Financing Rate (“SOFR”). The interest rate on the Amended Credit Facility Promissory Note subsequent to June 30, 2023, is equal to 3% plus the greater of SOFR plus 0.11448% or 0.25%. The obligations under the Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents. The Company also maintains a bank account at the Amended Credit Facility Lender. As of December 31, 2022, we have no withdrawn proceeds under the Amended Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Amended Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000, through the Agent. During the twelve months ended December 31, 2022, under the Sales Agreement, the Company has sold and issued an aggregate of 373,833 shares of common stock and raised aggregate gross proceeds of approximately $2,272,628, less sales commissions of approximately $45,491 and other offering costs resulting in net proceeds of $2,008,436.

Our Third-Party Management Platform

On October 23, 2019, we signed our first self storage client under our third-party management platform. As of December 31, 2022, the property, which was previously rebranded as “Global Self Storage,” had 137,318-leasable square feet and was comprised of 619 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

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

We also seek to promote diversity among our employees and management team. As of December 31, 2022, approximately 44% of our non-store (including finance, human resources, accounting, tax, legal, and marketing, but excluding store-level operations) employees and independent contractors were women. As of December 31, 2022, we had 31 employees, which includes employees of our property management platform.

In order to attract and retain diverse top talent, we offer training and development opportunities for our employees. In 2022, we offered training and development for our employees, which included anti-harassment training, cyber security training, and site manager training. We value the safety of our employees and provide regular training for our employees to increase safety at our properties. During 2022, we continued to make masks and other personal protective equipment available to our employees.

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

A key area of focus from a sustainability perspective is minimizing the impact we make on the environment. Self-storage remains a low-environmental impact business as it consumes less energy and water while emitting fewer greenhouse gases than other real estate property types. We continue to look for ways to further reduce our low impact through a variety of initiatives including solar panel installations, HVAC upgrades, high-efficiency LED lighting retrofits, energy management systems, and paper reduction through our online rental platform. Also, in 2022, we continued to explore the installation of solar panels at our properties which we expect would reduce energy consumption and costs at such locations.

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
•
perceived or actual economic distress or failures of financial institutions;
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

Major public health issues, including the COVID-19 pandemic, and related disruptions in the U.S. and global economy and financial markets could adversely impact or disrupt our financial condition and results of operations.

In recent years, the outbreaks of a number of diseases, including avian influenza, H1N1, and other viruses have increased the risk of a pandemic or major public health issues. Since December 2019, COVID-19 and its variants have spread globally, including in the United States, and have continued to adversely impact global economic activity and contribute significant volatility in financial markets.

We believe that our level of business activity and the profitability of our business, as well as the values of, and the cash flows from, the assets we may own may be impacted by the effects of COVID-19 and its future variants and could in the future be impacted by another pandemic or other major public health issues. While we have taken preventive measures and other precautions, no predictions of specific scenarios can be made with certainty and such measures may not adequately predict the impact on our business from such events.

The extent of the impact of the COVID-19 pandemic and any other pandemic or major health issue on us will depend on many factors, including the duration and scope of the public health emergency, the actions taken by governmental authorities to contain COVID-19 and other future pandemics and their financial and economic impact, the implementation of travel advisories and restrictions, the efficacy and availability of vaccines, the disparities in vaccination rates and vaccine hesitancy, the rise of new variants and the severity of such variants, the impact of the public health emergency on overall supply and demand, goods and services, consumer confidence and levels of economic activity and the extent of its disruption to global, regional, and local supply chains and economic markets, all of which are uncertain and difficult to assess. Moreover, many risk factors set forth in this annual report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic or another major public health issue.

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

The terms of the Amended Credit Facility Loan Agreement refer to U.S. dollar LIBOR. As announced on March 5, 2021 by the ICE Benchmark Administration Limited (“IBA”) and the U.K. Financial Conduct Authority, the IBA will cease publishing the overnight, 1-month, 3-month, 6-month and 12-month settings of U.S. dollar LIBOR rates immediately after June 30, 2023. The Alternative Reference Rates Committee (“ARRC”), which was convened by the Federal Reserve Board and the New York Federal Reserve Bank, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended risk-free alternative rate for U.S. dollar LIBOR. The ARRC has also recommended the use of the CME Group’s computation of forward-looking SOFR term rates (“Term SOFR”), subject to certain recommended limitations on the scope of its use. In March 2022, the Adjustable Interest Rate (LIBOR) Act was enacted at the federal level in the United States, pursuant to which the Board of Governors of the Federal Reserve System has designated benchmark replacement rates based on SOFR for U.S. law governed legacy contracts that have no or insufficient fallback provisions. While the Amended Credit Facility Loan Agreement includes fallback language that would facilitate replacing U.S. dollar LIBOR, there can be no assurance that any alternative rates used to determine interest on our variable rate debt, including any version of SOFR or Term SOFR, plus any spread adjustment will be economically equivalent to U.S. dollar LIBOR. In addition, market practices related to calculation conventions for replacement benchmark rates continue to develop and may vary, and inconsistent conventions may develop among financial products. Inconsistent use of replacement rates or calculation conventions among financial products could expose us to additional financial risks and increased costs. It is not possible to predict all consequences of the IBA’s plans to cease publishing U.S. dollar LIBOR, any related regulatory actions and the expected discontinuance of the use of U.S. dollar LIBOR as a reference rate for financial contracts. Any transition from U.S. dollar LIBOR to alternative reference rates could result in financial market disruptions or significant increases in our borrowing costs or the costs of any related hedging, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

GLOBAL SELF STORAGE STORES

(As of December 31, 2022)

		Year Store	Number	Net Leasable	December 31, 2022 Square Foot	December 31, 2021 Square Foot
Property(1)	Address	Opened / Acquired-Managed	of Units	Square Feet	Occupancy %	Occupancy %
OWNED STORES
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	807	113,700	91.2%	96.9%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,408	88.5%	88.8%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	88.7%	92.7%
SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	543	76,360	89.4%	89.3%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	755	94,883	91.8%	95.7%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	568	80,970	93.0%	96.2%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	260	24,482	94.1%	96.3%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	648	68,311	91.7%	93.5%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	694	78,875	89.3%	91.5%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	569	76,460	87.4%	93.5%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	246	42,860	89.5%	92.4%
SSG WEST HENRIETTA LLC	70 Erie Station Road, West Henrietta, NY 14586	2016 / 2019	480	55,550	79.6%	84.4%
TOTAL/AVERAGE SAME-STORES			6,404	829,449	89.6%	93.1%

MANAGED STORES
TPM EDMOND LLC	14000 N I 35 Service Rd, Edmond, OK 73013	2015 / 2019	619	137,318	94.8%	94.2%
TOTAL/AVERAGE MANAGED STORES			619	137,318	94.8%	94.2%

TOTAL/AVERAGE ALL OWNED/MANAGED STORES			7,023	966,767	90.4%	93.2%

(1)
Each property is directly owned or managed by the Company’s wholly owned subsidiary listed in the table.

Certain stores’ leasable square feet in the chart above includes outside auto/RV/boat storage space: approximately 13,000 square feet at SSG Sadsbury LLC; 6,300 square feet at SSG Fishers LLC; 15,700 square feet at SSG Bolingbrook LLC; 9,000 square feet at SSG Dolton LLC; 1,800 square feet at SSG Merrillville LLC; 3,800 square feet at SSG Summerville I LLC; 7,200 square feet at SSG Summerville II LLC and 8,750 square feet at SSG Clinton LLC. For SSG Lima LLC, included is approximately 5,700 square feet of non-storage commercial and student housing space. For SSG Millbrook LLC, included is approximately 1,300 square feet of wine storage and non-storage office space. Approximately 33% of our total available units are climate-controlled, 59% are traditional drive-up storage, and 8% are outdoor parking storage for boats, cars and recreational vehicles.

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

Holders

As of March 15, 2023, there were approximately 7,750 record and beneficial holders of the Company’s common stock.

Item 6. [Reserved].

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

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT that owns, operates, manages, acquires, and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible and secure storage space for residential and commercial customers. As of December 31, 2022, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

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

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries may borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month U.S. Dollar London Inter-Bank Offered Rate or 0.25% and is due to mature on July 6, 2024. As of December 31, 2022, the effective interest rate was 4.12%. The publication of LIBOR will cease immediately after June 30, 2023. The Amended Credit Facility Loan Agreement provides for a replacement index based on the Secured Overnight Financing Rate (“SOFR”). The interest rate on the Amended Credit Facility Promissory Note subsequent to June 30, 2023, is equal to 3% plus the greater of SOFR plus 0.11448% or 0.25%. The obligations under the Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents. The Company also maintains a bank account at the Amended Credit Facility Lender. As of December 31, 2022, we have no withdrawn proceeds under the Amended Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Amended Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000, through the Agent. During the twelve months ended December 31, 2022, under the Sales Agreement, the Company has sold and issued an aggregate of 373,833 shares of common stock and raised aggregate gross proceeds of approximately $2,272,628, less sales commissions of approximately $45,491 and other offering costs resulting in net proceeds of $2,008,436.

We continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not make any acquisitions in the year ended December 31, 2022. In addition, we may pursue third-party management opportunities of properties owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities. As of December 31, 2022, we managed one third-party owned property, which was previously rebranded as “Global Self Storage,” had 137,318-leasable square feet and was comprised of 619 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

In addition to actively reviewing a number of store and portfolio acquisition opportunities, we have been working to further develop and expand our current stores.

In 2022, the Company began reviewing plans to convert certain commercially-leased space to approximately 2,500 leasable square feet of all-climate-controlled units at the Lima, OH property. In January 2023, the Company completed such conversion, resulting in a new total of 767 units and 94,928 leasable square feet at the Lima, OH property. Upon completion, total area occupancy was approximately 91.1%. This conversion did not constitute a significant renovation or expansion because it only added approximately 2,500 leasable square feet of self storage to the property. As such, our Lima, OH property will remain a same store property.

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

As of December 31, 2022, we had capital resources totaling approximately $23.9 million, comprised of $6.5 million of cash, cash equivalents, and restricted cash, $2.4 million of marketable securities, and $15.0 million available for withdrawal under the Amended Credit Facility Loan Agreement. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores. These capital resources allow us to continue to execute our strategic business plan, which includes funding acquisitions, either directly or through joint ventures; expansion projects at our existing properties; and broadening our revenue base and pipeline of potential acquisitions through developing Global MaxManagementSM, our third-party management platform. Our board of directors regularly reviews our strategic business plan, including topics and metrices like capital formation, debt versus equity ratios, dividend policy, use of capital and debt, funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) performance, and optimal cash levels.

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

Results of Operations for the Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021

Revenues

Total revenues increased from $10,508,830 during the year ended December 31, 2021 to $11,944,850 during the year ended December 31, 2022, an increase of 13.7% or $1,436,020. Rental income increased from $10,051,371 during the year ended December 31, 2021 to $11,485,511 during the year ended December 31, 2022, an increase of 14.3% or $1,434,140. The increase in total revenues was due primarily to increased rental rates, and the results of our revenue rate management program of raising existing tenant rates.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income decreased from $381,534 in the year ended December 31, 2021 to $375,571 in the year ended December 31, 2022, a decrease of 1.6% or $5,963. The decrease was primarily attributable to lower occupancy at our wholly-owned properties.

Operating Expenses

Total expenses increased from $7,823,870 during the year ended December 31, 2021 to $8,417,660 during the year ended December 31, 2022, an increase of 7.6% or $593,790, which was primarily due to an increase in certain general and administrative expenses and store operating expenses. Store operating expenses increased from $3,776,770 in the year ended December 31, 2021 to $4,169,182 in the year ended December 31, 2022, an increase of 10.4% or $392,412, which was primarily due to increased employment and real estate tax expenses.

Depreciation and amortization decreased from $1,631,609 in the year ended December 31, 2021 to $1,619,239 in the year ended December 31, 2022, a decrease of 0.8% or $12,370.

General and administrative expenses increased 8.9% or $210,939 for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The change is primarily attributable to an increase in employment expenses and certain professional fees.

Business development, capital raising, and store acquisition expenses increased from $45,531 to $48,340 during the year ended December 31, 2022 as compared to the year ended December 31, 2021. These costs primarily consisted of consulting costs in connection with business development, capital raising, and future potential store acquisitions, and expenses related to our third party management platform marketing initiatives. The majority of these expenses are non-recurring and fluctuate based on business development activity during the time period.

Operating Income

Operating income increased from $2,684,960 during the year ended December 31, 2021 to $3,527,190 during the year ended December 31, 2022, an increase of 31.4% or $842,230, which was primarily due to increased total revenues.

Other income (expense)

Interest expense on loans decreased from $1,046,461 during the year ended December 31, 2021 to $780,223 during the year ended December 31, 2022, a decrease of 25.4% or $266,238. This decrease was attributable to decreased borrowings under our Amended Credit Facility Loan Agreement, lower amortization of loan procurement costs, and the unrealized gain on the mark-to-market of the interest rate cap.

Dividend and interest income was $120,575 during the year ended December 31, 2022 as compared to $76,021 during the year ended December 31, 2021.

The Company recognizes changes in the fair value of its investments in equity securities with readily determinable fair values in net income and, as such, recorded an unrealized loss of $1,117,029 for the year ended December 31, 2022 compared to an unrealized gain of $1,566,731 during the year ended December 31, 2021.

During the year ended December 31, 2022, the Company had other income of $307,210, attributable to a gain on the forgiveness of a Paycheck Protection Program ("PPP") term note.

Net income (loss)

For the year ended December 31, 2022, net income was $2,057,723 or $0.19 per fully diluted share. For the year ended December 31, 2021, net income was $3,281,251 or $0.33 per fully diluted share.

Non-GAAP Measures

Funds from Operations (“FFO”) and FFO per share are non-GAAP measures defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and are considered helpful measures of REIT performance by REITs and many REIT analysts. NAREIT defines FFO as a REIT’s net income, excluding gains or losses from sales of property, and adding back real estate depreciation and amortization. The Company also excludes unrealized gains on marketable equity securities and gains relating to PPP loan forgiveness. FFO and FFO per share are not a substitute for net income or earnings per share. FFO is not a substitute for GAAP net cash flow in evaluating our liquidity or ability to pay dividends, because it excludes financing activities presented on our statements of cash flows. In addition, other REITs may compute these measures differently, so comparisons among REITs may not be helpful. However, the Company believes that to further understand the performance of its stores, FFO should be considered along with the net income and cash flows reported in accordance with GAAP and as presented in the Company’s financial statements.

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

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions or new ground-up developments. As of December 31, 2022, we owned twelve same-store properties and zero non-same-store properties. The Company believes that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, NOI, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy as of the end of the three months and year ended December 31, 2022 decreased by 350 basis points to 89.6% from 93.1% for the same period in 2021.

We grew our top-line results by increasing same-store revenues by 10.8% for the three months ended December 31, 2022 versus the three months ended December 31, 2021, and by 13.7% for the year ended December 31, 2022 versus the year ended December 31, 2021. Same-store cost of operations increased by 18.1% for the three months ended December 31, 2022 versus the three months ended December 31, 2021, and increased by 10.4% for the twelve months ended December 31, 2022 versus the twelve months ended December 31, 2021. Same-store NOI increased by 6.9% for the three months ended December 31, 2022 versus the three months ended December 31, 2021, and increased 15.6% for the twelve months ended December 31, 2022 versus the twelve months ended December 31, 2021. The increase in same-store NOI was due primarily to an increase in revenues.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped maintain our overall average same-store occupancy of approximately 90% as of December 31, 2022. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty resulting in powerful referral and word-of-mouth market demand for our storage units and services. Another significant contributing factor to our results was our success in controlling store-level cost of operations and maximizing tenant occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

Twelve Months Ended December 31,	2022	2021	Variance	% Change
Revenues	$11,861,082	$10,432,905	$1,428,177	13.7%
Cost of operations	$4,169,182	$3,776,770	$392,412	10.4%
Net operating income	$7,691,900	$6,656,135	$1,035,765	15.6%
Depreciation and amortization	$1,433,060	$1,443,906	$(10,846)	-0.8%
Net leasable square footage at period end*	829,448	831,190	(1,742)	-0.2%
Net leased square footage at period end	743,476	773,593	(30,117)	-3.9%
Overall square foot occupancy at period end	89.6%	93.1%	-3.5%	-3.7%
Total annualized revenue per leased square foot	$15.95	$13.49	$2.47	18.3%
Total available leasable storage units*	6,404	6,393	11	0.2%
Number of leased storage units	5,673	5,889	(216)	-3.7%

SAME - STORE PROPERTIES

Three Months Ended December 31,	2022	2021	Variance	% Change
Revenues	$3,037,160	$2,742,085	$295,075	10.8%
Cost of operations	$1,115,702	$945,079	$170,623	18.1%
Net operating income	$1,921,458	$1,797,006	$124,452	6.9%
Depreciation and amortization	$358,847	$362,743	$(3,896)	-1.1%
Net leasable square footage at period end*	829,448	831,190	(1,742)	-0.2%
Net leased square footage at period end*	743,476	773,593	(30,117)	-3.9%
Overall square foot occupancy at period end	89.6%	93.1%	-3.5%	-3.8%
Total annualized revenue per leased square foot	$16.34	$14.18	$2.16	15.2%
Total available leasable storage units*	6,404	6,393	11	0.2%
Number of leased storage units	5,673	5,889	(216)	-3.7%

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

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2022	2021	2022	2021
Net income	$440,451	$1,379,643	$2,057,723	$3,281,251
Adjustments:
Management fees and other income	(21,550)	(19,518)	(83,768)	(75,925)
General and administrative	688,516	569,589	2,580,899	2,369,960
Depreciation and amortization	404,897	409,669	1,619,239	1,631,609
Business development	1,632	34,896	48,340	45,531
Dividend and interest income	(27,681)	(19,625)	(120,575)	(76,021)
Unrealized loss (gain) on marketable equity securities	227,144	(775,542)	1,117,029	(1,566,731)
Interest expense	208,049	217,894	780,223	1,046,461
Gain on Paycheck Protection Program (PPP) loan forgiveness	—	—	(307,210)	—
Total same-store net operating income	$1,921,458	$1,797,006	$7,691,900	$6,656,135

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2022	2021	2022	2021
Same-store revenues	$3,037,160	$2,742,085	$11,861,082	$10,432,905
Same-store cost of operations	$1,115,702	$945,079	$4,169,182	$3,776,770
Total same-store net operating income	$1,921,458	$1,797,006	$7,691,900	$6,656,135

Analysis of Same-Store Revenue

For the three and twelve months ended December 31, 2022, revenue increased 10.8% and 13.7%, respectively, as compared to the same periods in 2021. These increases were attributable to, among other things, increased rental rates, and the results of our revenue rate management program of raising existing tenant rates. Same store average overall square foot occupancy for all of the Company’s same-stores combined decreased by 350 basis points to 89.6% in the twelve months ended December 31, 2022 from 93.1% in the twelve months ended December 31, 2021.

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

As of December 31, 2022, we observed no material degradation in rent collections. However, we believe that our bad debt losses could increase from historical levels, due to (i) cumulative stress (such as inflation, COVID-19, recession fears, etc.) on our customers’ financial capacity and (ii) reduced rent recoveries from auctioned units.

We may experience a change in the move-out patterns of our long-term customers due to economic uncertainty. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates.

We currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases for 2023, if any, to be lower than those for the year ended December 31, 2022.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of December 31, 2022, our average tenant duration of stay was approximately 3.3 years, up from approximately 3.0 years as of December 31, 2021.

Analysis of Same-Store Cost of Operations

Same-store cost of operations increased 18.1% or $170,622 for the three months ended December 31, 2022 versus the three months ended December 31, 2021, and increased 10.4% or $392,412 for the twelve months ended December 31, 2022 versus the twelve months ended December 31, 2021. This increase in same-store cost of operations for the twelve months ended December 31, 2022 was due primarily to increased expenses for employment and real estate taxes.

Employment. On-site store manager, regional manager and district payroll expense increased 21.7% or $58,387 for the three months ended December 31, 2022 versus the three months ended December 31, 2021, and increased 8.4% or $93,810 for the twelve months ended December 31, 2022 as compared to the same period in 2021. This increase was due primarily to routine employee additions and inflationary increases in compensation rates for existing employees. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as district, regional, and store managers.

Real Estate Property Tax. Store property tax expense increased 21.2% or $73,093 for the three months ended December 31, 2022 versus the three months ended December 31, 2021, and increased 12.3% or $161,085 for the twelve months ended December 31, 2022 as compared to the same period in 2021. The increase in property tax expense during the year ended December 31, 2022 is primarily due to increased property assessment valuations and the loss of our Class 8 tax incentive granted to SSG Dolton LLC. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail. We currently expect same-store property tax expenses to increase during 2023, primarily due to an expected phaseout of the Class 8 tax incentive granted to SSG Dolton LLC and increased property assessment valuations.

Administrative. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. Administrative expenses increased 3.7% or $6,926 in the three months ended December 31, 2022 as compared to the same period in 2021, and increased 11.2% or $86,240 in the twelve months ended December 31, 2022 as compared to the same period in 2021. We experienced an increase in administrative expenses for the year ended December 31, 2022 due primarily to increased repairs and maintenance, utilities, credit card fees, and landscaping expense. Credit card fees increased for the year ended December 31, 2022 due to a higher proportion of rental payments being received through credit cards, which is one of the results of our initiatives in building a higher quality overall tenant base. We currently expect moderate increases in other direct store costs in 2023.

Repairs and maintenance expense decreased 16.7% or $8,308 for the three months ended December 31, 2022 versus the three months ended December 31, 2021, and increased 8.3% or $11,845 for the twelve months ended December 31, 2022 as compared to the same period in 2021.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utility expense increased 0.7% or $384 for the three months ended December 31, 2022 versus the three months ended December 31, 2021, and increased 13.0% or $31,077 for the twelve months ended December 31, 2022 as compared to the same period in 2021, primarily due to rising costs for energy during the three and twelve months ended December 31, 2022 versus the same periods in 2021. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in higher net utility costs in 2023.

Landscaping expenses, which include snow removal costs, increased 32.0% or $7,170 for the three months ended December 31, 2022 versus the three months ended December 31, 2021, and increased 5.9% or $9,694 in the twelve months ended December 31, 2022 compared to the same period in 2021. The increase in landscaping expense in the twelve months ended December 31, 2022 versus the same period in 2021 is primarily due to inflationary increases in rates. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in 2023, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing. Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 22.0% or $15,982 for the three months ended December 31, 2022 versus the three months ended December 31, 2021, and increased 15.4% or $39,355 for the twelve months ended December 31, 2022 as compared to the same period in 2021. The increase in marketing expense in the twelve months ended December 31, 2022 versus the same period in 2021 is primarily due to increased marketing costs and internet advertising expenses during the year ended 2022. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase in 2023.

General. Other direct store costs include general expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. General expenses increased 23.8% or $15,852 in the three months ended December 31, 2022 as compared to the same period in 2021, and increased 10.4% or $29,783 in the twelve months ended December 31, 2022 as compared to the same period in 2021, primarily due to increased expenses for travel.

Lien Administration. Lien administration expenses increased 13.2% or $382 in the three months ended December 31, 2022 as compared to the same period in 2021, and increased 0.1% or $7 in the twelve months ended December 31, 2022 as compared to the same period in 2021. We currently expect moderate increases in other direct store costs in 2023.

Property Tax Expenses at Dolton, IL

Late in the third quarter of 2017, our Dolton, IL property was reassessed by the municipality and separately, our Class 8 tax incentive renewal hearing was held. As a result of those two events, our Dolton, IL property was reassessed at approximately 52% higher and the Class 8 tax incentive was not renewed. These events were applied retroactively to take effect on January 1, 2017. Property tax expenses have increased to $399,000 during 2020, $417,000 during 2021, and $532,000 during 2022. The Class 8 tax incentive phased out over the years 2017, 2018, 2019, 2020, and 2021. Both the property tax reassessment and our Class 8 tax incentive renewal status are currently under appeal. However, there is no guarantee that either the assessment will be reduced or our Class 8 tax incentive status will be reinstated.

Analysis of Global Self Storage FFO and AFFO

The following tables present a reconciliation and computation of net income to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share (unaudited):

	Three Months	Three Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Net income	$440,451	$1,379,643	$2,057,723	$3,281,251
Eliminate items excluded from FFO:
Unrealized loss (gain) on marketable equity securities	227,144	(775,542)	1,117,029	(1,566,731)
Depreciation and amortization	404,897	409,669	1,619,239	1,631,609
Gain on Paycheck Protection Program (PPP) loan forgiveness	—	—	(307,210)	—
FFO attributable to common stockholders	1,072,492	1,013,770	4,486,781	3,346,129
Adjustments:
Compensation expense related to stock-based awards	42,809	54,098	173,921	194,372
Business development, capital raising, and property acquisition costs	1,632	34,896	48,340	45,531
AFFO attributable to common stockholders	$1,116,933	$1,102,764	$4,709,042	$3,586,032

Earnings per share attributable to common stockholders - basic	$0.04	$0.13	$0.19	$0.33
Earnings per share attributable to common stockholders - diluted	$0.04	$0.13	$0.19	$0.33
FFO per share - diluted	$0.10	$0.10	$0.41	$0.33
AFFO per share - diluted	$0.10	$0.10	$0.43	$0.36

Weighted average shares outstanding - basic	11,025,477	10,613,044	10,845,884	9,973,113
Weighted average shares outstanding - diluted	11,071,042	10,646,806	10,900,041	10,004,061

Analysis of Global Self Storage Store Expansions

In addition to actively reviewing a number of store and portfolio acquisition candidates, we have been working to further develop and expand our current stores. In 2020, we completed three expansion / conversion projects at our properties located in Millbrook, NY, McCordsville, IN, and West Henrietta, NY. In 2021 and 2023, we completed conversion projects at our property located in Lima, OH.

In 2019, the Company broke ground on the Millbrook, NY expansion, which added approximately 11,800 leasable square feet of all-climate-controlled units. Upon completion in February 2020, the Millbrook, NY store's area occupancy dropped from approximately 88.6% to approximately 45.5%. As of December 31, 2022, the Millbrook, NY store’s total area occupancy stood at 94.1%.

In the first quarter of 2020, the Company began reviewing plans to convert certain commercially-leased space to all-climate-controlled units at the McCordsville, IN property. In April 2020, the Company commenced such conversion, which resulted in a new total of 535 units and 76,360 leasable square feet at the McCordsville, IN property. Upon completion in June 2020, the McCordsville, IN store's total area occupancy dropped from what would have been approximately 97.4% to approximately 79.1%. As of December 31, 2022, the McCordsville, IN store’s total area occupancy stood at 89.4%.

Our West Henrietta, NY store expansion project, completed in August 2020, added approximately 7,300 leasable square feet of drive-up storage units. Upon completion of the expansion project, West Henrietta, NY’s total area occupancy dropped from approximately 89.6% to approximately 77.9%. As of December 31, 2022, the West Henrietta, NY store’s total area occupancy stood at 79.6%.

In 2021, the Company began reviewing plans to convert certain commercially-leased spaces to approximately 3,000 leasable square feet of all-climate-controlled units at the Lima, OH property. In July 2021, the Company completed such conversion, resulting in a new total of 756 units and 96,883 leasable square feet at the Lima, OH property. Upon completion, total area occupancy was approximately 94.8%. As of December 31, 2022, the Lima, OH store’s total area occupancy was approximately 91.8%. This conversion did not constitute a significant renovation or expansion because it only added approximately 3,000 leasable square feet of self storage to the property. As such, our Lima, OH property remained a same store property.

In 2022, the Company began reviewing plans to convert certain commercially-leased spaces to approximately 2,500 leasable square feet of all-climate-controlled units at the Lima, OH property. In January 2023, the Company completed such conversion, resulting in a new total of 767 units and 94,928 leasable square feet at the Lima, OH property. Upon completion, total area occupancy was approximately 91.1%. This conversion did not constitute a significant renovation or expansion because it only added approximately 2,500 leasable square feet of self storage to the property. As such, our Lima, OH property will remain a same store property.

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains/(losses) on the Company’s investment in marketable equity securities for the three and twelve months ended December 31, 2022 were (227,144) and ($1,117,029), respectively, and for the three and twelve months ended December 31, 2021 were $775,542 and $1,566,731, respectively. In accordance with the adoption of ASU 2016-01, as of January 1, 2018, the Company recognizes changes in the fair value of its investments in equity securities with readily determinable fair values in net income. Previously, changes in fair value of the Company’s investments in equity securities were recognized in accumulated other comprehensive income on the Company’s consolidated balance sheets. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we plan to liquidate our investment in marketable equity securities and potentially realize gains or losses. As of December 31, 2022, our cumulative unrealized gain on marketable equity securities was $1,610,666. There were no realized gains or losses for the twelve months ended December 31, 2022 and December 31, 2021.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on this assessment, our management believes that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding our executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2022.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

Item 11. Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and trustee independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

1. Financial Statements.

(1) and (2). All Financial Statements and Financial Statement Schedules filed as part of this annual report are included in Part II, Item 8—”Financial Statements and Supplementary Data” of this annual report and reference is made thereto.

(3) The list of exhibits filed with this annual report is set forth in response to Item 15(b).

(b) Exhibits. The following documents are filed or incorporated by references as exhibits to this report:

Exhibit Item	Number and Description	Incorporated by Reference	Filed Herewith

3.1.1.	Articles Supplementary of Global Self Storage, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 20, 2017 and incorporated herein by reference)	X

3.1.2.	Articles of Amendment and Restatement of Global Self Storage, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 20, 2017 and incorporated herein by reference)	X

3.2.	Fourth Amended and Restated Bylaws of Global Self Storage, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 10, 2022 and incorporated herein by reference)	X

4.1	Rights Agreement (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 2, 2016 and incorporated herein by reference)	X

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

10.5

Amended and Restated Employment Agreement between Mark C. Winmill and the Company dated March 28, 2022 (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K filed on March 31, 2022 and incorporated herein by reference)

X

10.6	Global Self Storage, Inc. 2017 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2017 and incorporated herein by reference)	X

10.7	Form of Restricted Share Award Agreement (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on March 28, 2018 and incorporated herein by reference)	X

10.8	Form of Performance Share Award Agreement (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on March 31, 2022 and incorporated herein by reference)	X

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

101.

The following materials from Global Self Storage, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, are formatted in Inline XBRL (eXtensible Business Reporting Language): (1) consolidated balance sheets; (2) consolidated statements of operations; (3) consolidated statements of comprehensive income (loss); (4) consolidated statement of changes in equity; (5) consolidated statements of cash flows; (6) notes to consolidated financial statements; and (7) financial statement schedule III.

X
104

The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 has been formatted in Inline XBRL (eXtensible Business Reporting Language) and in included in Exhibit 101.

X

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: March 28, 2023	/s/ Mark C. Winmill
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

Date: March 28, 2023	/s/ Mark C. Winmill
By: Mark C. Winmill
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 28, 2023	/s/ Thomas O’Malley
By: Thomas O’Malley
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 28, 2023	/s/ Thomas B. Winmill
By: Thomas B. Winmill
Director

Date: March 28, 2023	/s/ Russell E. Burke III
By: Russell E. Burke III
Director

Date: March 28, 2023	/s/ George B. Langa
By: George B. Langa
Director

Date: March 28, 2023	/s/ William C. Zachary
By: William C. Zachary
Director

Global Self Storage, Inc.

Financial Statements`

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Global Self Storage, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Self Storage, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Blue Bell, Pennsylvania

March 28, 2023

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Real estate assets, net	$56,884,160	$58,390,066
Cash and cash equivalents	6,363,610	2,899,701
Restricted cash	151,397	163,998
Investments in securities	2,366,153	3,483,182
Accounts receivable	168,299	120,641
Prepaid expenses and other assets	479,458	534,120
Line of credit issuance costs, net	152,402	254,004
Interest rate cap	123,152	9,408
Goodwill	694,121	694,121
Total assets	$67,382,752	$66,549,241
Liabilities and stockholders' equity
Note payable, net	$17,420,854	$17,916,513
Accounts payable and accrued expenses	1,622,784	1,514,631
Total liabilities	19,043,638	19,431,144
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 11,109,077 shares and 10,708,613 shares issued and outstanding at December 31, 2022 and 2021, respectively	111,091	107,086
Additional paid in capital	49,029,712	46,851,360
Retained earnings (accumulated deficit)	(801,689)	159,651
Total stockholders' equity	48,339,114	47,118,097
Total liabilities and stockholders' equity	$67,382,752	$66,549,241

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Revenues
Rental income	$11,485,511	$10,051,371
Other property related income	375,571	381,534
Management fees and other income	83,768	75,925

Total revenues	11,944,850	10,508,830

Expenses
Property operations	4,169,182	3,776,770
General and administrative	2,580,899	2,369,960
Depreciation and amortization	1,619,239	1,631,609
Business development	48,340	45,531

Total expenses	8,417,660	7,823,870

Operating income	3,527,190	2,684,960

Other income (expense)
Dividend and interest income	120,575	76,021
Unrealized (loss) gain on marketable equity securities	(1,117,029)	1,566,731
Interest expense	(780,223)	(1,046,461)
Gain on Paycheck Protection Program (PPP) loan forgiveness	307,210	—

Total other income (expense), net	(1,469,467)	596,291

Net income and comprehensive income	$2,057,723	$3,281,251
Earnings per share
Basic	$0.19	$0.33
Diluted	$0.19	$0.33
Weighted average shares outstanding
Basic	10,845,884	9,973,113
Diluted	10,900,041	10,004,061

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained
				earnings	Total
	Common stock		Paid in	(accumulated	stockholders'
	Shares	Par value	capital	deficit)	equity
Balance at December 31, 2020	9,343,118	$93,431	$40,455,409	$(509,949)	$40,038,891
Restricted stock grants issued	75,775	758	(758)	—	—
Issuance of common stock, net of expenses	1,289,720	12,897	6,202,337	—	6,215,234
Stock-based compensation	—	—	194,372	—	194,372
Net income	—	—	—	3,281,251	3,281,251
Dividends	—	—	—	(2,611,651)	(2,611,651)
Balance at December 31, 2021	10,708,613	107,086	46,851,360	159,651	47,118,097
Restricted stock grants issued	29,944	299	(299)	—	—
Restricted stock grants forfeiture	(3,313)	(33)	33	—	—
Issuance of common stock, net of expenses	373,833	3,739	2,004,697	—	2,008,436
Stock-based compensation	—	—	173,921	—	173,921
Net income	—	—	—	2,057,723	2,057,723
Dividends	—	—	—	(3,019,063)	(3,019,063)
Balance at December 31, 2022	11,109,077	$111,091	$49,029,712	$(801,689)	$48,339,114

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Cash flows from operating activities
Net income	$2,057,723	$3,281,251
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,619,239	1,631,609
Unrealized loss (gain) on marketable equity securities	1,117,029	(1,566,731)
Unrealized gain on interest rate cap premium	(113,744)	(9,404)
Amortization of loan procurement costs	139,895	169,868
Stock-based compensation	173,921	194,372
Gain on PPP loan forgiveness	(307,210)	—
Changes in operating assets and liabilities:
Accounts receivable	(47,658)	(14,120)
Prepaid expenses and other assets	108,861	(182,360)
Accounts payable and accrued expenses	48,999	138,267
Net cash provided by operating activities	4,797,055	3,642,752
Cash flows from investing activities
Improvements and equipment additions	(113,333)	(253,142)
Net cash used in investing activities	(113,333)	(253,142)
Cash flows from financing activities
Issuance of common stock, net of expenses	2,008,436	6,215,234
Proceeds received on PPP loan forgiveness	307,210	—
Line of credit repayment	—	(5,144,000)
Line of credit issuance costs	—	(231,926)
Principal payments on note payable	(533,952)	(512,067)
Dividends paid	(3,014,108)	(2,608,595)
Net cash used in financing activities	(1,232,414)	(2,281,354)
Net increase in cash, cash equivalents, and restricted cash	3,451,308	1,108,256
Cash, cash equivalents, and restricted cash, beginning of period	3,063,699	1,955,443
Cash, cash equivalents, and restricted cash, end of period	$6,515,007	$3,063,699
Supplemental cash flow and noncash information
Cash paid for interest	$758,439	$881,759
Supplemental disclosure of noncash activities:
Dividends payable	$4,955	$3,056
Establishment of operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$(54,199)	(11,622)
Operating lease liabilities	$54,199	11,622

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

The Company’s cash is deposited with financial institutions located throughout the United States and at times may exceed federally insured limits. The Company considers all highly liquid investments, which may include money market fund shares, with a maturity of three months or less at the time of purchase, to be cash equivalents. Restricted cash is comprised of escrowed funds deposited with a bank relating to capital expenditures.

The carrying amount reported on the balance sheet for cash, cash equivalents, and restricted cash approximates fair value

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$6,363,610	$2,899,701
Restricted cash	$151,397	163,998
Total cash, cash equivalents, and restricted cash as shown in our consolidated statements of cash flows	$6,515,007	$3,063,699

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

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company has reviewed its tax positions and has concluded that no liability for unrecognized tax benefits should be recorded or disclosed related to uncertain tax positions taken on federal, state, and local income tax returns for open tax years (2019 – 2021), or is expected to be taken in the Company’s 2022 tax returns.

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

The Company evaluates goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value may be less that carrying amounts. If it is determined that the carrying amount of goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value, an impairment charge is recorded. There were no indicators of impairment to goodwill and real estate assets and no impairment charges were recorded during 2022 or 2021.

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

Loan Procurement Costs

Loan procurement costs, net are presented as a direct deduction from the carrying amount of the related long-term debt liability. If there is not an associated long-term debt liability recorded on the consolidated balance sheets, the costs are recorded as an asset net of accumulated amortization. Loan procurement costs associated with the Company's revolving credit facility are recorded in line of credit issuance costs, net of amortization on the Company's consolidated balance sheets. The costs related to the revolving credit facility are amortized using the straight-line method, which approximates the effective interest method, over the estimated life of the related debt.

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

Reclassifications

Certain amounts from the prior year have been reclassified to conform to the current year presentation.

3. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows:

	December 31, 2022	December 31, 2021
Land	$6,122,065	$6,122,065
Buildings, improvements, and equipment	60,684,393	60,571,060
Self storage properties	66,806,458	66,693,125
Less: accumulated depreciation	(9,922,298)	(8,303,059)
Real estate assets, net	$56,884,160	$58,390,066

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consisted of the following:

		Gross Unrealized
December 31, 2022	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,610,666	$—	$2,366,153
Total investment in marketable equity securities	$755,487	$1,610,666	$—	$2,366,153

		Gross Unrealized
December 31, 2021	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$2,727,695	$—	$3,483,182
Total investment in marketable equity securities	$755,487	$2,727,695	$—	$3,483,182

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2022 and December 31, 2021:

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,366,153	$—	$—	$2,366,153
Interest rate cap	—	123,152	—	123,152
Total assets at fair value	$2,366,153	$123,152	$—	$2,489,305

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$3,483,182	$—	$—	$3,483,182
Interest rate cap	—	9,408	—	9,408
Total assets at fair value	$3,483,182	$9,408	$—	$3,492,590

There were no assets transferred from level 1 to level 2 during the years ended December 31, 2022 or December 31, 2021. The Company did not have any level 3 assets or liabilities as of December 31, 2022 or December 31, 2021.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their respective carrying values as of December 31, 2022 and 2021. The aggregate estimated fair value of the Company’s debt was $15,645,769 and $17,596,733 as of December 31, 2022 and 2021, respectively. These estimates were based on market interest rates for comparable obligations, general market conditions and maturity.

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

The following table summarizes the terms of the Company’s derivative financial instrument:

	Notional Amount			Effective	Maturity
Product	December 31, 2022	December 31, 2021	Strike	Date	Date
Cap Agreement	$7,500,000	$7,500,000	3.75%	12/20/2021	7/6/2024

7. NOTE PAYABLE AND REVOLVING LINE OF CREDIT

Note Payable

On June 24, 2016, certain wholly owned subsidiaries (the “Secured Subsidiaries”) of the Company entered into a loan agreement (the “Loan Agreement”) borrowing the principal amount of $20 million pursuant to a promissory note (the “Promissory Note”). The Promissory Note bears an interest rate equal to 4.192% per annum and matures on July 1, 2036. Pursuant to a security agreement (the “Security Agreement”), the obligations under the Loan Agreement are secured by certain real estate assets owned by the Secured Subsidiaries.

The Company entered into a non-recourse guaranty on June 24, 2016 (the “Guaranty,” and together with the Loan Agreement, the Promissory Note and the Security Agreement, the “Loan Documents”) to guarantee the payment to the Lender of certain obligations of the Secured Subsidiaries under the Loan Agreement.

The Loan Documents require the Secured Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Lender may accelerate amounts outstanding under the Loan Documents upon the occurrence of an Event of Default (as defined in the Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. As of December 31, 2022 and 2021, the Company was in compliance with these covenants.

The Company incurred loan procurement costs of $646,246 and such costs have been recorded net of the note payable on the consolidated balance sheets. The costs are amortized over the term of the loan using the effective interest method and are recorded as an adjustment to interest expense. The Company recorded amortization expense of $38,293 and $39,404 for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021 the carrying value of the Company’s note payable is summarized as follows:

Note Payable	December 31, 2022	December 31, 2021
Principal balance outstanding	$17,801,456	$18,335,407
Less: Loan procurement costs, net	(380,602)	(418,894)
Total note payable, net	$17,420,854	$17,916,513

As of December 31, 2022, the note payable was secured by certain of its self storage properties with an aggregate net book value of approximately $25.3 million. The following table represents the future principal payment requirements on the note payable as of December 31, 2022:

2023	$558,714
2024	582,591
2025	607,488
2026	633,449
2027	660,519
2028 and thereafter	14,758,695
Total principal payments	$17,801,456

Revolving Line of Credit

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries may borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month U.S. Dollar London Inter-Bank Offered Rate ("LIBOR") or 0.25% and is due to mature on July 6, 2024. As of December 31, 2022, the effective interest rate was 4.12%. The obligations under the Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents” or the “Revolver”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents.

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

The publication of LIBOR will cease immediately after June 30, 2023. The Amended Credit Facility Loan Agreement provides for a replacement index based on the Secured Overnight Financing Rate (“SOFR”). The interest rate on the Amended Credit Facility Promissory Note subsequent to June 30, 2023, is equal to 3% plus the greater of SOFR plus 0.11448% or 0.25%.

The Company incurred issuance costs of $231,926 and $477,981 for the July 6, 2021 Revolver extension and entry into the Revolver in December 18, 2018, respectively, and such costs are amortized as an adjustment to interest expense using the straight-line method, which approximates the effective interest method, over the term of the loan. The Company recorded amortization expense of $101,602 and $130,464 for the years ended December 31, 2022 and 2021, respectively. The was no outstanding loan balance under the Revolver as of December 31, 2022 and 2021, respectively.

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

Global Self Storage as Lessee

The Company is a lessee in a lease agreement for an automobile entered into November 2022 with a lease term of 3 years. The lease agreement does not contain any material residual value guarantees or material restrictive covenants. As a result of the Company’s election of the package of practical expedients permitted within ASC Topic 842, which among other things, allows for the carryforward of historical lease classification, all of the Company’s lease agreements have been classified as operating leases. Lease expense for payments related to the Company’s operating leases is recognized on a straight-line basis over the lease term.

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s secured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. The Company had right-of-use assets and lease liabilities related to its operating leases of $54,199 and $54,199 as of December 31, 2022 and $11,622 and $11,622 as of December 31, 2021. Such amounts are amortized using a straight-line method over the term of the lease and are included in prepaid expenses and other assets and accounts payable and accrued expenses on the Company’s consolidated balance sheets, respectively. Amortization expense for the years ended December 31, 2022 and 2021 was $14,814 and $13,350, respectively. As of December 31, 2022, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were approximately 2.8 years and 3.77%, respectively.

The total lease payments under the automobile lease are $57,229 as of December 31, 2022 and the future minimum lease payments are $20,198, $20,198, and $16,833 for the years ending December 31, 2023, 2024, and 2025, respectively.

9. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2022	2021
Net income	$2,057,723	$3,281,251
Earnings and dividends allocated to participating securities	(23,567)	(22,063)
Net income attributable to common stockholders	$2,034,156	$3,259,188
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	10,845,884	9,973,113
Net effect of dilutive unvested restricted stock awards included for treasury stock method	54,157	30,948
Average number of common shares outstanding - diluted	10,900,041	10,004,061
Earnings per common share
Basic	$0.19	$0.33
Diluted	$0.19	$0.33

Common stock dividends totaled $3,019,063. ($0.275 per share) and $2,611,651 ($0.26 per share) for the years ended December 31, 2022 and 2021, respectively.

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation (“Bexil”), Tuxis Corporation (“Tuxis”), and their affiliates (collectively with the Company, the “Affiliates”). As of December 31, 2022, certain of the Affiliates and the Company's directors and employees may be deemed to own, in aggregate, approximately 7.7% of the Company’s outstanding common stock.

Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the Code and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. The aggregate compensation and benefits accrued and paid by the Company to MMC were $2,465,326 and $2,258,024 for the years ended December 31, 2022 and 2021, respectively. Expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The aggregate administrative and support function expenses accrued and paid by the Company to Winco were $24,183 and $58,584 for the years ended December 31, 2022 and 2021, respectively. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the Code. The Company's allocated matching expense was $87,238 and $84,600 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company had reimbursements payable to MMC and Winco for compensation, benefits, and administrative and support function expenses of $16,835 and $33,981, respectively.

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

The Company leases office space and storage to certain Affiliates under rental agreements. The terms of occupancy are month to month and automatically renew unless terminated by either party on thirty days’ written notice. The Company earned rental income of $18,000 and $13,369 for the years ended December 31, 2022 and December 31, 2021, respectively.

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

11. CAPITAL STOCK

As of December 31, 2022, the Company was authorized to issue 450,000,000 shares of $0.01 par value common stock of which 11,109,077 shares were issued and outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, of which none has been issued.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $15,000,000, through the Agent. As of December 31, 2022, under the Sales Agreement, the Company has sold and issued an aggregate of 373,833 shares of common stock and raised aggregate gross proceeds of approximately $2,272,628, less sales commissions of approximately $45,491 and other offering costs resulting in net proceeds of $2,008,435.

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

On March 28, 2022, the Company approved restricted stock awards under the Plan to certain of its officers and employees in the aggregate amount of 26,025 shares, of which 11,000 shares are time-based grants and 15,025 shares are performance-based grants. During 2021, Company approved restricted stock awards under the Plan to certain of its officers and employees in the aggregate amount of 75,775 shares, of which 60,750 shares are time-based grants and 15,025 shares are performance-based grants. The Company recorded $173,921 and $194,372 of expense in general and administrative expense in its consolidated statements of operations related to restricted stock awards for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was $207,006 and $128,242 of unrecognized compensation expense related to unvested time-based and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted—average period of 2.4 years and 2.9 years for time-based and performance-based awards, respectively. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

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

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2020	32,230	$4.09
Granted	60,750	$4.58
Vested	(31,779)	$4.33
Unvested at December 31, 2021	61,201	$4.45
Granted	11,000	$5.52
Vested	(23,645)	$4.50
Forfeited	(3,313)	$4.74
Unvested at December 31, 2022	45,243	$4.66

Performance-Based Restricted Stock Grants

Performance-based restricted stock grants vest based on continued employment and the achievement of certain Funds from Operations, as adjusted (“AFFO”) and same store revenue growth (“SSRG”) goals by the Company during 2022. Between 0% and 200% of these shares will be earned based on achievement of the AFFO and SSRG goals in 2022, and the shares which are earned will remain subject to quarterly vesting during the remaining four-year time vesting period. Dividends paid by the Company prior to the determination of how many shares are earned will be retained by the Company and released only with respect to earned shares. If a Change in Control (as defined in the Plan) occurs the number of shares earned will equal the greater of the number of shares granted and the number of shares which would have been earned based on the AFFO and SSRG through the date of the Change in Control. If following a Change in Control, a grantee is terminated by the Company without Cause or by the grantee with Good Reason (as each is defined in the Plan), all unvested restricted stock will fully vest. Performance-based restricted stock earned during 2022 and 2021 were 18,944 shares and 15,025 shares, respectively.

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-based Stock Grants	Shares	Fair Value
Unvested at December 31, 2020	18,652	$4.13
Granted	15,025	$4.51
Vested	(11,142)	$4.22
Unvested at December 31, 2021	22,535	$4.34
Granted	18,944	$5.52
Vested	(15,588)	$4.57
Unvested at December 31, 2022	25,891	$5.07

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

15. SUBSEQUENT EVENTS

On March 1, 2023, the Company declared a cash dividend of $0.0725 per common share payable on March 31, 2023 to stockholders of record as of March 15, 2023.

On March 27, 2023, the Company approved restricted share awards under the Plan to certain of its officers and employees in the aggregate amount of 37,976 shares, of which 23,726 shares are performance-based grants and the remainder of the shares are time-based grants. Between 0% and 200% of these shares will be earned based on achievement of the AFFO and SSRG goals in 2023, and the shares which are earned will remain subject to quarterly vesting during the remaining four-year time vesting period. Dividends paid by the Company prior to the determination of how many shares are earned will be retained by the Company and released only with respect to earned shares. If a Change in Control (as defined in the Plan) occurs during 2023, the number of shares earned will equal the greater of the number of shares granted and the number of shares which would have been earned based on the AFFO and SSRG through the date of the Change in Control. If following a Change in Control, a grantee is terminated by the Company without Cause or by the grantee with Good Reason (as each is defined in the Plan), all unvested restricted shares will fully vest.

GLOBAL SELF STORAGE, INC.

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

December 31, 2022

		Initial cost			Gross Carrying Amount at December 31, 2022
Description	Square Footage	Land	Buildings & Improvements	Costs Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation
Clinton, CT (A)	30,408	$356,040	$3,108,285	$31,585	$356,040	$3,139,870	$3,495,910	$466,465
Bolingbrook, IL (B)	113,700	633,914	5,491,409	2,474,088	633,914	7,965,497	8,599,411	1,422,875
Dolton, IL (B)	86,590	614,413	5,227,313	27,461	614,413	5,254,774	5,869,187	974,572
McCordsville, IN (A)	76,360	770,000	6,776,000	494,383	770,000	7,270,383	8,040,383	1,094,755
Merrillville, IN (B)	80,970	597,229	5,104,011	470,495	597,229	5,574,506	6,171,735	1,006,423
Millbrook, NY (A)	24,482	423,960	2,900,895	2,366,230	423,960	5,267,125	5,691,085	597,966
Rochester, NY (B)	68,311	571,583	5,227,630	16,064	571,583	5,243,694	5,815,277	935,014
Lima, OH (A)	94,883	530,000	4,664,000	277,060	530,000	4,941,060	5,471,060	757,376
Sadsburyville, PA (B)	78,875	462,749	5,146,579	40,378	462,749	5,186,957	5,649,706	963,185
Summerville, SC (B) (1)	76,460	345,160	2,989,159	87,949	345,160	3,077,108	3,422,268	543,466
Summerville, SC (B) (2)	42,860	188,766	1,605,405	24,787	188,766	1,630,192	1,818,958	291,157
West Henrietta, NY (A)	55,550	628,251	5,229,481	266,502	628,251	5,495,983	6,124,234	309,186
	829,449	$6,122,065	$53,470,167	$6,576,982	$6,122,065	$60,047,149	$66,169,214	$9,362,440

(A)
This property is held as collateral under the Revolver. There was no outstanding balance under the Revolver as of December 31, 2022.
(B)
This property is held as collateral under the Loan Agreement with an outstanding balance of $17,801,456 as of December 31, 2022.
(1)
SSG Summerville I LLC.
(2)
SSG Summerville II LLC.

Activity in storage properties during the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Storage properties *
Balance at beginning of period	$66,693,125	$66,439,983
Improvements	113,333	253,142
Balance at end of period	66,806,458	66,693,125

Accumulated depreciation
Balance at beginning of period	(8,303,059)	(6,671,450)
Depreciation expense	(1,619,239)	(1,631,609)
Balance at end of period	(9,922,298)	(8,303,059)
Storage properties, net	$56,884,160	$58,390,066

* These amounts include equipment that is housed at the Company’s properties which is excluded from Schedule III above.

As of December 31, 2022, the aggregate cost of real estate for U.S. federal income tax purposes was $62,535,407.