Form 10-Q
period 2023-03-31
Global Self Storage, Inc.
filed 2023-05-09
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 18, 2023 was 11,143,908.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Real estate assets, net	$56,586,928	$56,884,160
Cash and cash equivalents	6,297,495	6,363,610
Restricted cash	170,778	151,397
Investments in securities	2,728,203	2,366,153
Accounts receivable	161,579	168,299
Prepaid expenses and other assets	539,690	479,458
Line of credit issuance costs, net	127,002	152,402
Interest rate cap	98,908	123,152
Goodwill	694,121	694,121
Total assets	$67,404,704	$67,382,752
Liabilities and equity
Note payable, net	$17,293,233	$17,420,854
Accounts payable and accrued expenses	1,547,257	1,622,784
Total liabilities	18,840,490	19,043,638
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 11,143,908 shares and 11,109,077 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	111,439	111,091
Additional paid in capital	49,067,151	49,029,712
Accumulated deficit	(614,376)	(801,689)
Total stockholders' equity	48,564,214	48,339,114
Total liabilities and stockholders' equity	$67,404,704	$67,382,752

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenues
Rental income	$2,924,404	$2,708,784
Other property related income	91,737	92,531
Management fees and other income	21,811	19,498
Total revenues	3,037,952	2,820,813
Expenses
Property operations	1,121,337	1,053,734
General and administrative	679,712	682,153
Depreciation and amortization	406,841	404,921
Business development	5,249	5,300
Total expenses	2,213,139	2,146,108
Operating income	824,813	674,705
Other income (expense)
Dividend and interest income	41,566	23,019
Unrealized gain (loss) on marketable equity securities	362,050	(225,751)
Interest expense	(235,888)	(188,766)
Total other income (expense), net	167,728	(391,498)
Net income and comprehensive income	$992,541	$283,207
Earnings per share
Basic	$0.09	$0.03
Diluted	$0.09	$0.03
Weighted average shares outstanding
Basic	11,034,193	10,660,921
Diluted	11,080,511	10,722,063

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

				Retained
				earnings	Total
	Common stock		Additional paid in	(accumulated	stockholders'
	Shares	Par value	capital	deficit)	equity
Balances at December 31, 2022	11,109,077	$111,091	$49,029,712	$(801,689)	$48,339,114
Restricted stock grants issued	37,976	380	(380)	—	—
Restricted stock grant forfeiture	(3,145)	(32)	32	—	—
Stock-based compensation	—	—	37,787	—	37,787
Net income	—	—	—	992,541	992,541
Dividends	—	—	—	(805,228)	(805,228)
Balances at March 31, 2023	11,143,908	$111,439	$49,067,151	$(614,376)	$48,564,214

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

							Total
	Common stock		Additional paid in		Accumulated		stockholders'
	Shares	Par Value	capital		deficit		equity
Balances at December 31, 2021	10,708,613	$107,086	$46,851,360		$159,651		$47,118,097
Restricted stock grants issued	26,025	260	(260)		—		—
Restricted stock grant forfeiture	(203)	(2)	2		—		—
Issuance of common stock, net of expenses	65,843	659	197,711		—		198,370
Stock-based compensation	—	—	52,604		—		52,604
Net income	—	—	—		283,207		283,207
Dividends	—	—	—		(700,339)		(700,339)
Balances at March 31, 2022	10,800,278	$108,003	$47,101,417	$-	$(257,481)	$-	$46,951,939

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$992,541	$283,207
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	406,841	404,921
Unrealized (gain) loss on marketable equity securities	(362,050)	225,751
Unrealized loss (gain) on interest rate cap premium	24,244	(37,552)
Amortization of loan procurement costs	34,794	35,079
Stock-based compensation	37,787	52,604
Changes in operating assets and liabilities:
Accounts receivable	6,720	1,060
Prepaid expenses and other assets	(55,679)	42,510
Accounts payable and accrued expenses	(81,453)	99,474
Net cash provided by operating activities	1,003,745	1,107,054
Cash flows from investing activities
Improvements and equipment additions	(109,609)	(29,490)
Net cash used in investing activities	(109,609)	(29,490)
Cash flows from financing activities
Principal payments on note payable	(137,015)	(131,401)
Dividends paid	(803,855)	(699,363)
Issuance of common stock, net of expenses	—	198,370
Net cash used in financing activities	(940,870)	(632,394)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(46,734)	445,170
Cash, cash equivalents, and restricted cash, beginning of period	6,515,007	3,063,699
Cash, cash equivalents, and restricted cash, end of period	$6,468,273	$3,508,869
Supplemental cash flow and noncash information
Cash paid for interest	$186,082	$191,697
Supplemental disclosure of noncash activities:
Dividends payable	$1,373	$976

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION

Global Self Storage, Inc. (the “Company,” “we,” “our,” “us”) is a self-administered and self-managed Maryland real estate investment trust (“REIT”) that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. As of March 31, 2023, through its wholly owned subsidiaries, the Company owned and/or managed 13 self-storage properties in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company operates primarily in one segment: rental operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with accounting standards generally accepted in the United States of America ("GAAP") for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our unaudited consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$6,297,495	$6,363,610
Restricted cash	$170,778	151,397
Total cash, cash equivalents, and restricted cash as shown in our unaudited consolidated statements of cash flows	$6,468,273	$6,515,007

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

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company has reviewed its tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on federal, state, and local income tax returns for open tax years (2020 – 2022), or are expected to be taken in the Company’s 2023 tax returns.

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

Real Estate Assets

Real estate assets are carried at cost, less accumulated depreciation. Direct and allowable internal costs associated with the development, construction, renovation, and improvement of real estate assets are capitalized. Property taxes and other costs associated with development incurred during a construction period are capitalized. A construction period begins when expenditures for a real estate asset have been made and activities that are necessary to prepare the asset for its intended use are in progress. A construction period ends when an asset is substantially complete and ready for its intended use.

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

The Company evaluates goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value may be less that carrying amounts. If it is determined that the carrying amount of goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value, an impairment charge is recorded. There were no indicators of impairment to goodwill, real estate assets, and intangible assets as of March 31, 2023, and no impairment charges were recorded during for any periods presented herein.

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

Loan Procurement Costs

Loan procurement costs on the Company's note payable are presented as a direct deduction from the carrying amount of the related debt liability. The loan procurement costs related to the note payable are amortized using the effective interest method over the life of the loan. If there is not an associated debt liability recorded on the consolidated balance sheets, the costs are recorded as an asset net of accumulated amortization. Loan procurement costs associated with the Company's revolving credit facility remain in line of credit issuance costs, net of amortization on the Company's consolidated balance sheets. The costs related to the line of credit facility are amortized using the straight-line method, which approximates the effective interest method, over the estimated life of the related debt.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from management's estimates.

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

3. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows

	March 31, 2023	December 31, 2022
Land	$6,122,065	$6,122,065
Buildings, improvements, and equipment	60,794,002	60,684,393
Self storage properties	66,916,067	66,806,458
Less: Accumulated depreciation	(10,329,139)	(9,922,298)
Real estate assets, net	$56,586,928	$56,884,160

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consisted of the following:

		Gross Unrealized
March 31, 2023	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,972,716	$—	$2,728,203
Total investment in marketable equity securities	$755,487	$1,972,716	$—	$2,728,203

		Gross Unrealized
December 31, 2022	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,610,666	$—	$2,366,153
Total investment in marketable equity securities	$755,487	$1,610,666	$—	$2,366,153

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis including assets valued at zero:

March 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,728,203	$—	$—	$2,728,203
Interest rate cap derivative	—	98,908	—	98,908
Total assets at fair value	$2,728,203	$98,908	$—	$2,827,111

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,366,153	$—	$—	$2,366,153
Interest rate cap derivative	—	123,152	—	123,152
Total assets at fair value	$2,366,153	$123,152	$—	$2,489,305

There were no assets transferred from level 1 to level 2 as of March 31, 2023. The Company did not have any level 3 assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of March 31, 2023.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximated their respective carrying values as of March 31, 2023. The estimated fair value of the Company’s outstanding debt was approximately $15,787,580 as of March 31, 2023. This estimate was based on market interest rates for comparable obligations, general market conditions, and maturity.

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

The following table summarizes the terms of the Company’s derivative financial instrument:

	Notional Amount			Effective	Maturity
Product	March 31, 2023	December 31, 2022	Strike	Date	Date
Cap Agreement	$7,500,000	$7,500,000	3.75%	12/20/2021	7/6/2024

The counterparty to this arrangement is SMBC Capital Markets. The Company is potentially exposed to credit loss in the event of non-performance by the counterparty. The Company does not anticipate the counterparty to fail to meet its obligations as they become due.

7. NOTE PAYABLE

On June 24, 2016, certain wholly owned subsidiaries (“Secured Subsidiaries”) of the Company entered into a loan agreement and certain other related agreements (collectively, the “Loan Agreement”) between the Secured Subsidiaries and Insurance Strategy Funding IV, LLC (the “Lender”). Under the Loan Agreement, the Secured Subsidiaries borrowed from the Lender in the principal amount of $20 million pursuant to a promissory note (the “Promissory Note”). The Promissory Note bears an interest rate equal to 4.192% per annum and is due to mature on July 1, 2036. Pursuant to a security agreement (the “Security Agreement”), the obligations under the Loan Agreement are secured by certain real estate assets owned by the Secured Subsidiaries.

The Company entered into a non-recourse guaranty on June 24, 2016 (the “Guaranty,” and together with the Loan Agreement, the Promissory Note and the Security Agreement, the “Loan Documents”) to guarantee the payment to the Lender of certain obligations of the Secured Subsidiaries under the Loan Agreement.

The Loan Documents require the Secured Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Lender may accelerate amounts outstanding under the Loan Documents upon the occurrence of an event of default (as defined in the Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. As of March 31, 2023, the Company was in compliance with these covenants.

The Company incurred loan procurement costs of $646,246 and such costs have been recorded as a reduction of the note payable on the consolidated balance sheet and are amortized as an adjustment to interest expense over the term of the loan. The Company recorded amortization expense of $9,394 and $9,679 for the three months ended March 31, 2023 and 2022, respectively.

The carrying value of the Company’s note payable is summarized as follows:

Note Payable	March 31, 2023	December 31, 2022
Principal balance outstanding	$17,664,440	$17,801,456
Less: Loan procurement costs, net	(371,207)	(380,602)
Total note payable, net	$17,293,233	$17,420,854

As of March 31, 2023, the note payable was secured by certain of the Company’s stores with an aggregate net book value of approximately $24.8 million. The following table represents the future principal payment requirements on the note payable as of March 31, 2023:

2023 (9 months)	421,220
2024	582,591
2025	607,488
2026	633,449
2027	660,519
2028 and thereafter	14,759,173
Total principal payments	$17,664,440

Revolving Line of Credit

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries may borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bears an interest rate equal to

3% plus the greater of the One Month U.S. Dollar London Inter-Bank Offered Rate or one-quarter of one percent (0.25%) and is due to mature on July 6, 2024. As of March 31, 2023, the effective interest rate was 7.66%. The obligations under the Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents” or the “Revolver”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents.

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

The Company incurred issuance costs of $231,926 and $477,981 for the July 6, 2021 Revolver extension and entry into the Revolver in December 18, 2018, respectively, and such costs are amortized as an adjustment to interest expense using the straight-line method, which approximates the effective interest method, over the term of the loan. The Company recorded amortization expense of $25,400 and $25,400 for the three months ended March 31, 2023 and 2022, respectively. The was no outstanding loan balance under the Revolver as of March 31, 2023 or December 31, 2022.

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

Global Self Storage as Lessee

The Company is a lessee in a lease agreement for an automobile entered into November 2022 with a lease term of three years. The lease agreement does not contain any material residual value guarantees or material restrictive covenants. The Company’s lease agreement has been classified as an operating lease. Lease expense for payments related to the Company’s operating lease is recognized on a straight-line basis over the lease term.

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s secured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. The Company had right-of-use assets and lease liabilities related to its operating leases of $49,646 and $49,646, respectively, as of March 31, 2023 and $54,199 and $54,199, respectively, as of December 31, 2022. Such amounts are amortized using a straight-line method over the term of the lease included in prepaid expenses and other assets and accounts payable and accrued expenses on the Company’s consolidated balance sheets, respectively. Amortization expense for the three months ended March 31, 2023 and 2022 was $4,553 and $3,438, respectively. As of March 31, 2023, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were approximately 2.6 years and 3.77%, respectively.

The remaining future minimum lease payments under the automobile lease as of March 31, 2023 are:

2023 (9 months)	$15,149
2024	20,198
2025	16,832
Total lease payments	$52,179

9. EARNINGS PER SHARE

Earnings per share is calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. The Company grants restricted stock to certain employees under its stock-based compensation programs, which entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company's common stock, $0.01 par value; these unvested awards meet the definition of participating securities.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2023	2022
Net income	$992,541	$283,207
Earnings and dividends allocated to participating securities	(5,264)	(5,533)
Net income attributable to common stockholders	$987,277	$277,674
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	11,034,193	10,660,921
Net effect of dilutive unvested restricted stock awards included for treasury stock method	46,318	61,142
Average number of common shares outstanding - diluted	11,080,511	10,722,063
Earnings per common share
Basic	$0.09	$0.03
Diluted	$0.09	$0.03

Common stock dividends totaled $805,228 ($0.0725 per share) and $700,339 ($0.065 per share) for the three months ended March 31, 2023 and 2022, respectively.

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and/or directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation (“Tuxis”), and/or their affiliates (collectively with the Company, the “Affiliates”). As of March 31, 2023, certain of the Affiliates and the Company’s directors and employees may be deemed to own, in the aggregate, approximately 8.1% of the outstanding common stock.

Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the Code and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. The aggregate compensation and benefits accrued and paid by the Company to MMC were $740,180 and $578,208 for the three months ended March 31, 2023 and 2022, respectively. Expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The aggregate administrative and support function expenses accrued and paid by the Company to Winco was $7,028 and $4,992 for the three months ended March 31, 2023 and 2022, respectively. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the Code. The Company's allocated matching expense was $27,404 and $23,657 for the three months ended March 31, 2023, respectively. As of March 31, 2023, the Company had reimbursements payable to MMC and Winco for compensation, benefits, and administrative and support function expenses of $24,453.

The Company currently reimburses monthly automobile expenses of $1,000 per month to its President, Mark C. Winmill. To the extent that the monthly payment under the Company’s automobile lease exceeds the current monthly reimbursement amount, Mr. Winmill voluntarily reimburses the Company for the excess amount. In this regard, Mr. Winmill has reimbursed the Company $8,198 and $1,878 for the automobile payments paid and due in 2023 and 2022, respectively.

The Company leases office space and storage to certain Affiliates under rental agreements. The terms of occupancy are month to month and automatically renew unless terminated by either party on thirty days’ written notice. The Company earned rental income of $1,200 and $4,800 for the three months ended March 31, 2023 and 2022, respectively.

During 2020, MMC (the “Borrower”) entered into a Paycheck Protection Program Term Note (“PPP Note”) with Customers Bank on behalf of itself and the Affiliates under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The Borrower received total proceeds of $486,602 from the PPP Note of which $307,210 was attributable to the Company under the SBA’s loan determination formula. In accordance with the requirements of the CARES Act, the Affiliates used the proceeds from the PPP Note primarily for payroll and other eligible costs. On April 5, 2022, the Borrower was granted forgiveness of the entire PPP Note and any accrued interest. Upon forgiveness, the Company received $307,210 in cash from the borrower, which was the amount attributable to the Company under the SBA's loan determination formula, and recorded a gain for such amount, in its consolidated statements of operations and comprehensive income.

11. CAPITAL STOCK

As of March 31, 2023, the Company was authorized to issue 450,000,000 shares of common stock of which 11,143,908 were issued and outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, of which none has been issued.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $15,000,000, through the Agent. There were no shares of common stock sold during the three months ended March 31, 2023 under the Sales Agreement. For the three months ended March 31, 2022, under the Sales Agreement, the Company sold and issued an aggregate of 65,843 shares of common stock and raised aggregate gross proceeds of approximately $403,364, less sales commissions of approximately $8,069 and other offering costs resulting in net proceeds of $198,370.

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

On March 27, 2023, the Company approved restricted stock awards under the Plan to certain of its officers and employees in the aggregate amount of 37,976 shares, of which 14,250 shares are time-based grants and 23,726 shares are performance-based grants. The Company recorded $37,788 and $52,604 for the three months ended March 31, 2023 and 2022, respectively, of expense related to restricted stock awards in general and administrative expense in its consolidated statement of operations. As of March 31, 2023, there was $169,248 and $113,557 of unrecognized compensation expense related to unvested time-based and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted-average period of 2.2 years and 2.7 years for time-based and performance-based awards, respectively. The fair value of common stock awards is determined based on the closing trading price of the common stock on the grant date.

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

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2022	45,243	$4.66
Granted	14,250	$5.11
Vested	(5,195)	$4.49
Forfeited	(3,145)	$4.94
Unvested at March 31, 2023	51,153	$4.79

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

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2022	25,891	$5.07
Granted	23,726	$5.11
Vested	(3,187)	$4.69
Unvested at March 31, 2023	46,430	$5.12

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

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible, and secure storage space for residential and commercial customers. As of March 31, 2023, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

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

On June 24, 2016, certain wholly owned subsidiaries of the Company (“Term Loan Secured Subsidiaries”) entered into a loan agreement and certain other related agreements (collectively, the “Term Loan Agreement”) between the Term Loan Secured Subsidiaries and Insurance Strategy Funding IV, LLC (the “Term Loan Lender”). Under the Term Loan Agreement, the Term Loan Secured Subsidiaries borrowed from Term Loan Lender in the principal amount of $20 million pursuant to a promissory note (the “Term Loan Promissory Note”). The Term Loan Promissory Note bears an interest rate equal to 4.192% per annum and is due to mature on July 1, 2036. Pursuant to a security agreement (the “Term Loan Security Agreement”), the obligations under the Term Loan Agreement are secured by certain real estate assets owned by the Term Loan Secured Subsidiaries. J.P. Morgan Investment Management, Inc. acted as Special Purpose Vehicle Agent of the Term Loan Lender. The Company entered into a non-recourse guaranty (the “Term Loan Guaranty,” and together with the Term Loan Agreement, the Term Loan Promissory Note and the Term Loan Security Agreement, the “Term Loan Documents”) to guarantee the payment to the Term Loan Lender of certain obligations of the Term Loan Secured Subsidiaries under the Term Loan Agreement. We have used some of the proceeds from the Term Loan Agreement to acquire four additional self storage properties.

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

On June 25, 2021, we completed an underwritten public offering whereby we sold and issued an aggregate of 1,121,496 shares of our common stock at the price of $5.35 per share. Subsequently, the over-allotment option was exercised, increasing the total number of shares sold and issued to 1,289,720. We raised aggregate gross proceeds of approximately $6.9 million in the public offering after giving effect to the exercise of the over-allotment option.

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries may borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month U.S. Dollar London Inter-Bank Offered Rate or 0.25% and is due to mature on July 6, 2024. As of March 31, 2023, the effective interest rate was 7.66%. The publication of LIBOR will cease immediately after June 30, 2023. The Amended Credit Facility Loan Agreement provides for a replacement index based on the Secured Overnight Financing Rate (“SOFR”). The interest rate on the Amended Credit Facility Promissory Note subsequent to June 30, 2023, is equal to 3% plus the greater of SOFR plus 0.11448% or 0.25%. The obligations under the Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents. The Company also maintains a bank account at the Amended Credit Facility Lender. As of March 31, 2023, we have no withdrawn proceeds under the Amended Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Amended Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $15,000,000, through the Agent. There were no shares of common stock sold during the three months ended March 31, 2023 under the Sales Agreement.

We continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not complete any acquisitions in the three months ended March 31, 2023. In addition, we may pursue third-party management opportunities of properties owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities. As of March 31, 2023, under our third-party management platform, Global MaxManagementSM, we managed one third-party owned property, which was previously rebranded as “Global Self Storage,” had 137,318-leasable square feet and was comprised of 619 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

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

As of March 31, 2023, we had capital resources totaling approximately $24.2 million, comprised of $6.5 million of cash, cash equivalents, and restricted cash, $2.7 million of marketable securities, and $15.0 million available for withdrawal under the Amended Credit Facility Loan Agreement. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores. These capital resources allow us to continue to execute our strategic business plan, which includes funding acquisitions, either directly or through joint ventures; expansion projects at our existing properties; and broadening our revenue base and pipeline of potential acquisitions through developing Global MaxManagementSM, our third-party management platform. Our board of directors regularly reviews our strategic business plan, including topics and metrices like capital formation, debt versus equity ratios, dividend policy, use of capital and debt, funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) performance, and optimal cash levels.

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

Results of Operations for the Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022

Revenues

Total revenues increased from $2,820,813 during the three months ended March 31, 2022 to $3,037,952 during the three months ended March 31, 2023, an increase of 7.7%, or $217,139. Rental income increased from $2,708,784 during the three months ended March 31, 2022 to $2,924,404 during the three months ended March 31, 2023, an increase of 8.0%, or $215,620. The increase was primarily attributable to increases in rental rates.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income decreased from $92,531 during the three months ended March 31, 2022 to $91,737 during the three months ended March 31, 2023, a decrease of 0.9%, or $794.

Income from our third-party management platform consists of management fees and customer insurance fees. Management fees and other income increased from $19,498 during the three months ended March 31, 2022 to $21,811 during the three months ended March 31, 2023.

Operating Expenses

Total operating expenses increased from $2,146,108 during the three months ended March 31, 2022 to $2,213,139 during the three months ended March 31, 2023, an increase of 3.1%, or $67,031, which was primarily attributable to an increase in store level expenses. Store operating expenses increased from $1,053,734 during the three months ended March 31, 2022 to $1,121,337 during the three months ended March 31, 2023, an increase of 6.4%, or $67,603. The increase in store operating expenses was due primarily to increased expenses for employment costs and real estate property taxes.

Depreciation and amortization increased from $404,921 during the three months ended March 31, 2022 to $406,841 during the three months ended March 31, 2023, an increase of 0.5%, or $1,920.

General and administrative expenses decreased from $682,153 during the three months ended March 31, 2022 to 679,712 during the three months ended March 31, 2023, a decrease of 0.4%, or $2,441. The decrease in general and administrative expenses during this period are primarily attributable to decreased professional fees.

Business development, capital raising, store acquisition, and third-party management marketing expenses decreased from $5,300 during the three months ended March 31, 2022 to $5,249 during the three months ended March 31, 2023. These costs primarily consist of costs incurred in connection with business development, capital raising, and future potential store acquisitions, and third-party management marketing expenses. Business development costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

As a result of the operating effects noted above, operating income increased from $674,705 during the three months ended March 31, 2022 to $824,813 during the three months ended March 31, 2023, an increase of 22.2%, or $150,108.

Other income (expense)

Interest expense on debt increased from $188,766 during the three months ended March 31, 2022 to $235,888 during the three months ended March 31, 2023. This increase was attributable to the change in fair value of the interest rate cap. The cash payments for the $20 million loan remain the same every month until June 2036 and are $107,699 per month.

Dividend, interest, and other income was $41,566 during the three months ended March 31, 2022 and $23,019 during the three months ended March 31, 2023. The increase was attributable to the dividends earned on money market mutual fund balances.

Unrealized gain on marketable equity securities was $362,050 during the three months ended March 31, 2022 and the unrealized loss on marketable equity securities was $225,751 during the three months ended March 31, 2023.

Net income

For the three months ended March 31, 2022, net income was $283,207, or $0.03 per fully diluted share. For the three months ended March 31, 2023, net income was $992,541, or $0.09 per fully diluted share.

Distributions and Closing Market Prices

Distributions for the three months ended March 31, 2023 and 2022 were $0.0725 and $0.065 per share, respectively. The Company’s closing market price as of March 31, 2023 and March 31, 2022 was $5.14 and $5.60, respectively. Past market price performance and distribution levels do not guarantee similar results in the future.

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

Adjusted FFO (“AFFO”) and AFFO per share are non-GAAP measures that represent FFO and FFO per share excluding the effects of stock-based compensation, business development, capital raising, and acquisition related costs and non-recurring items, which we believe are not indicative of the Company’s operating results. AFFO and AFFO per share are not a substitute for net income or earnings per share. AFFO is not a substitute for GAAP net cash flow in evaluating our liquidity or ability to pay dividends, because it excludes financing activities presented on our statements of cash flows. We present AFFO because we believe it is a helpful measure in understanding our results of operations insofar as we believe that the items noted above that are included in FFO, but excluded from AFFO, are not indicative of our ongoing operating results. We also believe that the analyst community considers our AFFO (or similar measures using different terminology) when evaluating us. Because other REITs or real estate companies may not compute AFFO in the same manner as we do, and may use different terminology, our computation of AFFO may not be comparable to AFFO reported by other REITs or real estate companies. However, the Company believes that to further understand the performance of its stores, AFFO should be considered along with the net income and cash flows reported in accordance with GAAP and as presented in the Company’s financial statements.

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

Self Storage Portfolio

The following discussion and analysis of our same-store self storage operations are presented on a comparative basis for the three months ended March 31, 2023.

GLOBAL SELF STORAGE STORES

		Year Store	Number	Net Leasable	March 31, 2023 Square Foot	March 31, 2022 Square Foot
Property(1)	Address	Opened / Acquired	of Units	Square Feet	Occupancy %	Occupancy %
OWNED STORES
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	807	113,700	90.7%	97.2%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,408	79.0%	89.7%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	85.7%	93.4%
SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	545	76,385	88.8%	87.4%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	767	94,928	89.9%	94.7%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	569	81,270	91.4%	95.4%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	260	24,482	93.5%	96.3%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	648	68,311	89.5%	93.5%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	693	78,875	90.4%	93.2%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	569	76,460	84.9%	91.2%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	246	42,860	86.8%	90.2%
SSG WEST HENRIETTA LLC	70 Erie Station Road, West Henrietta, NY 14586	2016 / 2019	477	55,550	77.9%	83.4%
TOTAL/AVERAGE SAME-STORES			6,415	829,819	87.9%	92.6%

MANAGED STORES
TPM EDMOND LLC	14000 N I 35 Service Rd, Edmond, OK 73013	2015 / 2019	619	137,318	93.4%	97.4%
TOTAL/AVERAGE MANAGED STORES			619	137,318	93.4%	97.4%

TOTAL/AVERAGE ALL OWNED/MANAGED STORES			7,034	967,137	88.7%	93.3%

(1)
Each store is directly owned or managed by the Company’s wholly owned subsidiary listed in the table.

Certain stores’ leasable square feet in the chart above includes outside auto/RV/boat storage space: approximately 13,000 square feet at SSG Sadsbury LLC; 6,300 square feet at SSG Fishers LLC; 15,700 square feet at SSG Bolingbrook LLC; 9,000 square feet at SSG Dolton LLC; 2,100 square feet at SSG Merrillville LLC; 3,800 square feet at SSG Summerville I LLC; 7,200 square feet at SSG Summerville II LLC and 8,750 square feet at SSG Clinton LLC. For SSG Lima LLC, included is approximately 5,500 square feet of non-storage commercial and student housing space. For SSG Millbrook LLC, included is approximately 1,300 square feet of wine storage and non-storage office space. Approximately 33% of our total available units are climate-controlled, 59% are traditional drive-up storage, and 8% are outdoor parking storage for boats, cars and recreational vehicles.

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions, or new ground-up developments. At March 31, 2023, we owned twelve same-store properties and zero non same-store properties. The Company believes that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, NOI, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions, or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy at March 31, 2023 decreased by 5.1% to 87.9% from 92.6% at March 31, 2022. As of May 1, 2023, occupancy at the Company’s same-store properties was 89.9%.

Same-store revenues increased by 7.7% for the three months ended March 31, 2023 versus the same period in 2022. Same-store cost of operations increased by 6.4% for the three months ended March 31, 2023 versus the same period in 2022. Same-store NOI increased by 8.4% for the three months ended March 31, 2023 versus the same period in 2022. The increase in same-store NOI was due primarily to an increase in revenues.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped maintain our overall average same-store occupancy of approximately 88% as of March 31, 2023. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty, resulting in strong referral and word-of-mouth market demand for our storage units and services. Another contributing factor to our results was our competitor move-in rate metrics analysis which employs internet data scraping and other methods to help keep our storage unit move-in rates “in the market,” and our revenue rate management program which helped increase existing tenant rates while optimizing store occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months Ended March 31,	2023	2022	Variance	% Change
Revenues	$3,016,141	$2,801,316	$214,825	7.7%
Cost of operations	$1,121,337	$1,053,735	$67,602	6.4%
Net operating income	$1,894,804	$1,747,581	$147,223	8.4%
Depreciation and amortization	$360,798	$358,048	$2,750	0.8%
Net leasable square footage at period end*	829,819	831,210	(1,391)	-0.2%
Net leased square footage at period end	729,555	769,954	(40,399)	-5.2%
Overall square foot occupancy at period end	87.9%	92.6%	-4.7%	-5.1%
Total annualized revenue per leased square foot	$16.54	$14.55	$1.99	13.7%
Total available leasable storage units*	6,415	6,395	20	0.3%
Number of leased storage units	5,582	5,856	(274)	-4.7%

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

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended March 31,
	2023	2022
Net income	$992,541	$283,207
Adjustments:
Management fees and other income	(21,811)	(19,498)
General and administrative	679,712	682,153
Depreciation and amortization	406,841	404,921
Business development	5,249	5,300
Dividend and interest	(41,566)	(23,019)
Unrealized (gain) loss on marketable equity securities	(362,050)	225,751
Interest expense	235,888	188,766
Total same-store net operating income	$1,894,804	$1,747,581

	For the Three Months Ended March 31,
	2023	2022
Same-store revenues	$3,016,141	$2,801,316
Same-store cost of operations	1,121,337	1,053,735
Total same-store net operating income	$1,894,804	$1,747,581

Analysis of Same-Store Revenue

For the three months ended March 31, 2023, same-store revenue increased 7.7%, or $214,825, versus the same period in 2022, which was attributable to, among other things, increased rental rates and the results of our revenue rate management program of raising existing tenant rates. Same-store average overall square foot occupancy for all of the Company’s same-store properties decreased to 87.9% at March 31, 2023, down from 92.6% at March 31, 2022. As of May 1, 2023, occupancy at the Company’s same-store properties was 89.9%.

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

As of March 31, 2023, we observed no material degradation in rent collections. However, we believe that our bad debt losses could increase from historical levels, due to (i) cumulative stress (such as inflation, COVID-19, recession fears, etc.) on our customers’ financial capacity and (ii) reduced rent recoveries from auctioned units.

We may experience a change in the move-out patterns of our long-term customers due to economic uncertainty. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates.

We currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases for the remainder of 2023, if any, to be lower than those in the prior year.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of March 31, 2023, our average tenant duration of stay was approximately 3.4 years, up from approximately 3.2 years as of March 31, 2022.

Analysis of Same-Store Cost of Operations

For the three months ended March 31, 2023, same-store cost of operations increased 6.4%, or $67,602, versus the same period in 2022. This increase in same-store cost of operations for the three months ended March 31, 2023 was due primarily to increased expenses for employment costs and real estate property taxes.

Employment. On-site store manager, regional manager, and district manager payroll expense increased 23.1%, or $65,006, for the three months ended March 31, 2023 versus the same period in 2022. The increase was due primarily to routine employee hiring and inflationary increases in compensation rates for existing employees. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores.

Real Estate Property Tax. Store property tax expense increased 14.3%, or $49,541, for the three months ended March 31, 2023 versus the same period in 2022. When compared to store property tax expense for the three months ended March 31, 2023, we currently expect store property tax expense to increase during 2023 due to increased property assessment valuations. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail.

Administrative. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. Administrative expenses decreased 19.4%, or $54,751, in the three months ended March 31, 2023 versus the same period in 2022. We experienced a decrease in administrative expenses for the three months ended March 31, 2023 due primarily to decreased landscaping expense. We currently expect moderate increases in other direct store costs in 2023.

Repairs and maintenance expense increased 15.9%, or $5,498, for the three months ended March 31, 2023 versus the same period in 2022. These expenses increased during the three months ended March 31, 2023 versus the same period in 2022 primarily due to an increase in one-off maintenance expenses during the three months ended March 31, 2023 and inflationary increases in the cost of services.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utilities expense decreased 9.3%, or $9,598, for the three months ended March 31, 2023 versus the same period in 2022, primarily due to rising costs for energy during the three months ended March 31, 2023 versus the same period in 2022. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in higher net utility costs for the remainder of 2023.

Landscaping expenses, which include snow removal costs, decreased 70.8%, or $61,487, for the three months ended March 31, 2023 versus the same period in 2022. The decrease in landscaping expense during the three months ended March 31, 2023 versus the same period in 2022 was primarily due a decrease to one-off snow removal expenses during the three months ended March 31, 2023. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense for the remainder of 2023, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing. Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 10.3%, or $6,795, for the three months ended March 31, 2023 versus the same period in 2022, primarily due to inflationary increases and increased marketing costs and internet advertising expenses. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a nominal rate for the remainder of 2023.

General. Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. General expenses decreased 1.2%, or $879, for the three months ended March 31, 2023 versus the same period in 2022. We currently expect moderate increases in direct store costs during the remainder of 2023.

Lien Administration. Lien administration expenses increased 65.8%, or $1,891, in the three months ended March 31, 2023 versus the same period in 2022.

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

Analysis of Global Self Storage FFO and AFFO

The following tables present reconciliation and computation of net income to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share (unaudited):

	For the Three Months Ended March 31,
	2023	2022
Net income	$992,541	$283,207
Eliminate items excluded from FFO:
Unrealized (gain) loss on marketable equity securities	(362,050)	225,751
Depreciation and amortization	406,841	404,921
FFO attributable to common stockholders	1,037,332	913,879
Adjustments:
Compensation expense related to stock-based awards	37,787	52,604
Business development, capital raising, store acquisition, and third-party management marketing expenses	5,249	5,300
AFFO attributable to common stockholders	$1,080,368	$971,783

Earnings per share attributable to common stockholders - basic	$0.09	$0.03
Earnings per share attributable to common stockholders - diluted	$0.09	$0.03
FFO per share - diluted	$0.09	$0.09
AFFO per share - diluted	$0.10	$0.09

Weighted average shares outstanding - basic	11,034,193	10,660,921
Weighted average shares outstanding - diluted	11,080,511	10,722,063

FFO increased 13.5%, or $123,453 for the three months ended March 31, 2023, versus the same periods in 2022. FFO per diluted share increased from $0.03 per share to $0.09 per share for the three months ended March 31, 2023 versus the same periods in 2022. AFFO increased 11.2%, or $108,585 for the three months ended March 31, 2023, versus the same periods in 2022. AFFO per diluted share increased from $0.09 per share to $0.10 per share for the three months ended March 31, 2023, versus the same periods in 2022.

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

In 2019, the Company broke ground on the Millbrook, NY expansion, which added approximately 11,800 leasable square feet of all-climate-controlled units. Upon completion in February 2020, the Millbrook, NY store's area occupancy decreased from approximately 88.6% to approximately 45.5%. As of June 30, 2021, the Millbrook, NY store’s total area occupancy was approximately 95.4%.

In the first quarter of 2020, the Company began reviewing plans to convert certain commercially-leased space to all-climate-controlled units at the McCordsville, IN property. In April 2020, the Company commenced such conversion, which resulted in a new total of 535 units and 76,360 leasable square feet at the McCordsville, IN property. Upon completion in June 2020, the McCordsville, IN store's total area occupancy decreased from what would have been approximately 97.4% to approximately 79.1%. As of June 30, 2021, the McCordsville, IN store’s total area occupancy was approximately 94.7%.

Our West Henrietta, NY store expansion project, completed in August 2020, added approximately 7,300 leasable square feet of drive-up storage units. Upon completion of the expansion project, West Henrietta, NY store’s total area occupancy decreased from approximately 89.6% to approximately 77.9%. As of June 30, 2021, the West Henrietta, NY store’s total area occupancy was approximately 89.1%.

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

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains and losses on the Company’s investment in marketable equity securities for the three months ended March 31, 2023 and 2022 were a gain of $362,050 and a loss of $225,751, respectively. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we may liquidate our investment in marketable equity securities and potentially realize gains or losses. As of March 31, 2023, our cumulative unrealized gain on marketable equity securities was $1,972,716. There were no realized gains or losses for the three months ended March 31, 2023.

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

Item 1A. Risk Factors.

The risk factors that affect our business and financial results are discussed in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended December 31, 2022. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results.

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

101. The following materials from Global Self Storage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, are formatted in Inline XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Financial Statements.

X

104. The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL (eXtensible Business Reporting Language) and in included in Exhibit 101.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: May 9, 2023	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: May 9, 2023	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)