Form 10-Q
period 2023-09-30
Global Self Storage, Inc.
filed 2023-11-13
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2023 was 11,142,970.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Real estate assets, net	$55,856,225	$56,884,160
Cash and cash equivalents	6,695,712	6,363,610
Restricted cash	209,763	151,397
Investments in securities	2,200,887	2,366,153
Accounts receivable	204,790	168,299
Prepaid expenses and other assets	847,731	479,458
Line of credit issuance costs, net	76,201	152,402
Interest rate cap	92,649	123,152
Goodwill	694,121	694,121
Total assets	$66,878,079	$67,382,752
Liabilities and equity
Note payable, net	$17,033,431	$17,420,854
Accounts payable and accrued expenses	1,959,774	1,622,784
Total liabilities	18,993,205	19,043,638
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 11,142,970 shares and 11,109,077 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	111,430	111,091
Additional paid in capital	49,155,801	49,029,712
Accumulated deficit	(1,382,357)	(801,689)
Total stockholders' equity	47,884,874	48,339,114
Total liabilities and stockholders' equity	$66,878,079	$67,382,752

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Rental income	$2,968,263	$2,970,875	$8,857,845	$8,542,221
Other property related income	103,676	93,630	293,788	281,702
Management fees and other income	18,435	21,907	62,712	62,218
Total revenues	3,090,374	3,086,412	9,214,345	8,886,141
Expenses
Property operations	1,163,064	1,010,495	3,374,379	3,053,481
General and administrative	683,629	560,675	2,172,965	1,892,382
Depreciation and amortization	409,245	404,961	1,224,624	1,214,344
Business development	5,903	4,598	11,152	46,708
Total expenses	2,261,841	1,980,729	6,783,120	6,206,915
Operating income	828,533	1,105,683	2,431,225	2,679,226
Other income (expense)
Dividend and interest income	66,906	46,846	194,960	92,894
Unrealized loss on marketable equity securities	(411,969)	(59,512)	(165,266)	(889,885)
Interest expense	(212,712)	(163,153)	(619,550)	(572,174)
Gain on Paycheck Protection Program (PPP) loan forgiveness	—	—	—	307,210
Total other expense, net	(557,775)	(175,819)	(589,856)	(1,061,955)
Net income and comprehensive income	$270,758	$929,864	$1,841,369	$1,617,271
Earnings per share
Basic	$0.02	$0.08	$0.17	$0.15
Diluted	$0.02	$0.08	$0.16	$0.15
Weighted average shares outstanding
Basic	11,048,877	10,924,646	11,041,578	10,785,362
Diluted	11,090,674	10,978,000	11,084,684	10,842,515

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

					Total
	Common stock		Additional paid in	Accumulated	stockholders'
	Shares	Par value	capital	deficit	equity
Balances at December 31, 2022	11,109,077	$111,091	$49,029,712	$(801,689)	$48,339,114
Restricted stock grants issued	37,976	380	(380)	—	—
Restricted stock grant forfeiture	(3,145)	(32)	32	—	—
Stock-based compensation	—	—	37,787	—	37,787
Net income	—	—	—	992,541	992,541
Dividends	—	—	—	(805,228)	(805,228)
Balances at March 31, 2023	11,143,908	111,439	49,067,151	(614,376)	48,564,214
Stock-based compensation	—	—	43,921	—	43,921
Net income	—	—	—	578,070	578,070
Dividends	—	—	—	(807,933)	(807,933)
Balances at June 30, 2023	11,143,908	111,439	49,111,072	(844,239)	48,378,272
Restricted stock grant forfeiture	(938)	(9)	9	—	—
Stock-based compensation	—	—	44,720	—	44,720
Net income	—	—	—	270,758	270,758
Dividends	—	—	—	(808,876)	(808,876)
Balances at September 30, 2023	11,142,970	$111,430	$49,155,801	$(1,382,357)	$47,884,874

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

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$1,841,369	$1,617,271
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,224,624	1,214,344
Unrealized loss on marketable equity securities	165,266	889,885
Unrealized loss (gain) on interest rate cap premium	30,503	(102,393)
Amortization of loan procurement costs	94,916	105,027
Stock-based compensation	126,428	131,112
Gain on PPP loan forgiveness	—	(307,210)
Changes in operating assets and liabilities:
Accounts receivable	(36,491)	(42,060)
Prepaid expenses and other assets	(354,483)	(12,300)
Accounts payable and accrued expenses	317,410	317,330
Net cash provided by operating activities	3,409,542	3,811,006
Cash flows from investing activities
Improvements and equipment additions	(196,689)	(81,904)
Net cash used in investing activities	(196,689)	(81,904)
Cash flows from financing activities
Principal payments on note payable	(406,138)	(398,361)
Dividends paid	(2,416,247)	(2,210,072)
Issuance of common stock, net of expenses	—	1,982,028
Proceeds received on PPP loan forgiveness	—	307,210
Net cash used in financing activities	(2,822,385)	(319,195)
Net increase in cash, cash equivalents, and restricted cash	390,468	3,409,907
Cash, cash equivalents, and restricted cash, beginning of period	6,515,007	3,063,699
Cash, cash equivalents, and restricted cash, end of period	$6,905,475	$6,473,606
Supplemental cash flow and noncash information
Cash paid for interest	$553,907	$569,539
Supplemental disclosure of noncash activities:
Dividends payable	$5,790	$3,043

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION

Global Self Storage, Inc. (the “Company,” “we,” “our,” “us”) is a self-administered and self-managed Maryland real estate investment trust (“REIT”) that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. As of September 30, 2023, through its wholly owned subsidiaries, the Company owned and/or managed 13 self-storage properties in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company operates primarily in one segment: rental operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with accounting standards generally accepted in the United States of America ("GAAP") for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our unaudited consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$6,695,712	$6,363,610
Restricted cash	$209,763	151,397
Total cash, cash equivalents, and restricted cash as shown in our unaudited consolidated statements of cash flows	$6,905,475	$6,515,007

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

The Company evaluates goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value may be less that carrying amounts. If it is determined that the carrying amount of goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value, an impairment charge is recorded. There were no indicators of impairment to goodwill, real estate assets, and intangible assets as of September 30, 2023, and no impairment charges were recorded during for any periods presented herein.

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

3. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows

	September 30, 2023	December 31, 2022
Land	$6,122,065	$6,122,065
Buildings, improvements, and equipment	60,881,082	60,684,393
Self storage properties	67,003,147	66,806,458
Less: Accumulated depreciation	(11,146,922)	(9,922,298)
Real estate assets, net	$55,856,225	$56,884,160

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consisted of the following:

		Gross Unrealized
September 30, 2023	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,445,400	$—	$2,200,887
Total investment in marketable equity securities	$755,487	$1,445,400	$—	$2,200,887

		Gross Unrealized
December 31, 2022	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,610,666	$—	$2,366,153
Total investment in marketable equity securities	$755,487	$1,610,666	$—	$2,366,153

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis including assets valued at zero:

September 30, 2023	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,200,887	$—	$—	$2,200,887
Interest rate cap derivative	—	92,649	—	92,649
Total assets at fair value	$2,200,887	$92,649	$—	$2,293,536

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,366,153	$—	$—	$2,366,153
Interest rate cap derivative	—	123,152	—	123,152
Total assets at fair value	$2,366,153	$123,152	$—	$2,489,305

There were no assets transferred from level 1 to level 2 as of September 30, 2023. The Company did not have any level 3 assets or liabilities that are re-measured on a recurring basis using significant unobservable inputs as of September 30, 2023.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximated their respective carrying values as of September 30, 2023. The estimated fair value of the Company’s outstanding debt was approximately $14,518,450 as of September 30, 2023. This estimate was based on market interest rates for comparable obligations, general market conditions, and maturity.

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

The following table summarizes the terms of the Company’s derivative financial instrument:

	Notional Amount			Effective	Maturity
Product	September 30, 2023	December 31, 2022	Strike	Date	Date
Cap Agreement	$7,500,000	$7,500,000	3.75%	12/20/2021	7/6/2024

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

The Loan Documents require the Secured Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Lender may accelerate amounts outstanding under the Loan Documents upon the occurrence of an event of default (as defined in the Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. As of September 30, 2023, the Company was in compliance with these covenants.

The Company incurred loan procurement costs of $646,246 and such costs have been recorded as a reduction of the note payable on the consolidated balance sheet and are amortized as an adjustment to interest expense over the term of the loan. The Company recorded amortization expense of $9,247 and $9,538 for the three months ended September 30, 2023 and 2022, respectively, and $27,962 and $28,826 for the nine months ended September 30, 2023 and 2022.

The carrying value of the Company’s note payable is summarized as follows:

Note Payable	September 30, 2023	December 31, 2022
Principal balance outstanding	$17,386,071	$17,801,456
Less: Loan procurement costs, net	(352,640)	(380,602)
Total note payable, net	$17,033,431	$17,420,854

As of September 30, 2023, the note payable was secured by certain of the Company’s stores with an aggregate net book value of approximately $24.1 million. The following table represents the future principal payment requirements on the note payable as of September 30, 2023:

2023 (3 months)	$141,878
2024	582,591
2025	607,488
2026	633,449
2027	660,519
2028 and thereafter	14,760,146
Total principal payments	$17,386,071

Revolving Line of Credit

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries may borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bears an interest rate equal to

3% plus the greater of the One Month U.S. Dollar London Inter-Bank Offered Rate or one-quarter of one percent (0.25%) and is due to mature on July 6, 2024. The publication of LIBOR ceased immediately after June 30, 2023. The Amended Credit Facility Loan Agreement provides for a replacement index based on the Secured Overnight Financing Rate (“SOFR”). The interest rate on the Amended Credit Facility Promissory Note subsequent to June 30, 2023, is equal to 3% plus the greater of SOFR plus 0.11448% or 0.25%. As of September 30, 2023, the effective interest rate under the replacement index was approximately 8.44%. The obligations under the Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents” or the “Revolver”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents.

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

The Company incurred issuance costs of $231,926 and $477,981 for the July 6, 2021 Revolver extension and entry into the Revolver in December 18, 2018, respectively, and such costs are amortized as an adjustment to interest expense using the straight-line method, which approximates the effective interest method, over the term of the loan. The Company recorded amortization expense of $25,400 for each of the three months ended September 30, 2023 and 2022, and $76,201 for each of the nine months ended September 30, 2023 and 2022. The was no outstanding loan balance under the Revolver as of September 30, 2023 or December 31, 2022.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s secured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. The Company had right-of-use assets and lease liabilities related to its operating leases of $40,410 and $40,410, respectively, as of September 30, 2023 and $54,199 and $54,199, respectively, as of December 31, 2022. Such amounts are amortized using a straight-line method over the term of the lease, and are included in prepaid expenses and other assets and accounts payable and accrued expenses on the Company’s consolidated balance sheets, respectively. Amortization expense for the three months ended September 30, 2023 and 2022 was $4,640 and $3,521, respectively, and $13,790 and $10,439 for the nine months ended

September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were approximately 2.1 years and 3.77%, respectively.

The remaining future minimum lease payments under the automobile lease as of September 30, 2023 are:

2023 (3 months)	$5,050
2024	20,198
2025	16,832
Total lease payments	$42,080

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$270,758	$929,864	$1,841,369	$1,617,271
Earnings and dividends allocated to participating securities	(6,406)	(6,227)	(18,667)	(17,955)
Net income attributable to common stockholders	$264,352	$923,637	$1,822,702	$1,599,316
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	11,048,877	10,924,646	11,041,578	10,785,362
Net effect of dilutive unvested restricted stock awards included for treasury stock method	41,797	53,354	43,106	57,153
Average number of common shares outstanding - diluted	11,090,674	10,978,000	11,084,684	10,842,515
Earnings per common share
Basic	$0.02	$0.08	$0.17	$0.15
Diluted	$0.02	$0.08	$0.16	$0.15

Common stock dividends totaled $808,876 ($0.0725 per share) and $804,289 ($0.0725 per share) for the three months ended September 30, 2023 and 2022, respectively, and $2,422,037 ($0.22 per share) and $2,213,115 ($0.20 per share), for the nine months ended September 30, 2023 and 2022, respectively.

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and/or directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation (“Tuxis”), and/or their affiliates (collectively with the Company, the “Affiliates”). As of September 30, 2023, certain of the Affiliates and the Company’s directors and employees may be deemed to own, in the aggregate, approximately 8.2% of the outstanding common stock.

Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the Code and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. The aggregate compensation and benefits accrued and paid by the Company to MMC were $720,343 and $608,599 for the three months ended September 30, 2023 and 2022, respectively, and $2,136,395 and $1,789,080 for the nine months ended September 30, 2023 and 2022, respectively. Expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The aggregate administrative and support function expenses accrued and paid by the Company to Winco was $7,272 and $6,199 for the three months ended September 30, 2023 and 2022, respectively, and $21,119 and $16,653 for the nine months ended September 30, 2023 and 2022, respectively. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the Code. The Company's allocated matching expense was $22,857 and $18,690 for the three months ended September 30, 2023 and 2022, respectively, and $76,671 and $65,144 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had reimbursements payable to MMC and Winco for compensation, benefits, and administrative and support function expenses of $13,917.

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

The Company leases office space and storage to certain Affiliates under rental agreements. The terms of occupancy are month to month and automatically renew unless terminated by either party on thirty days’ written notice. The Company earned rental income of $1,200 and $4,800 for the three months ended September 30, 2023 and 2022, respectively, and $3,600 and $14,400 for the nine months ended September 30, 2023 and 2022, respectively.

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

11. CAPITAL STOCK

As of September 30, 2023, the Company was authorized to issue 450,000,000 shares of common stock of which 11,142,970 were issued and outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, of which none has been issued.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $15,000,000, through the Agent. There were no shares of common stock sold during the nine months ended September 30, 2023 under the Sales Agreement. For the nine months ended September 30, 2022, under the Sales Agreement, the Company sold and issued an aggregate of 369,142 shares of common stock and raised aggregate gross proceeds of approximately $2,245,635, less sales commissions of approximately $44,951 and other offering costs resulting in net proceeds of $1,982,028.

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

On March 27, 2023, the Company approved restricted stock awards under the Plan to certain of its officers and employees in the aggregate amount of 37,976 shares, of which 14,250 shares are time-based grants and 23,726 shares are performance-based grants. The Company recorded $44,720 and $39,197 for the three months ended September 30, 2023 and 2022, respectively, and $126,428 and $131,112 for the nine months ended September 30, 2023 and 2022, respectively, of expense related to restricted stock awards in general and administrative expense in its consolidated statement of operations. As of September 30, 2023, there was $186,655 and $196,774 of unrecognized compensation expense related to unvested time-based and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted-average period of 2.3 years and 2.9 years for time-based and performance-based awards, respectively. The fair value of common stock awards is determined based on the closing trading price of the common stock on the grant date.

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

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2022	45,243	$4.66
Granted	14,250	$5.11
Vested	(16,048)	$4.59
Forfeited	(4,083)	$4.98
Unvested at September 30, 2023	39,362	$4.82

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

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2022	25,891	$5.07
Granted	23,726	$5.11
Vested	(7,677)	$4.87
Unvested at September 30, 2023	41,940	$5.13

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

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible, and secure storage space for residential and commercial customers. As of September 30, 2023, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

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

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries may borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month U.S. Dollar London Inter-Bank Offered Rate or 0.25% and is due to mature on July 6, 2024. The publication of LIBOR ceased after June 30, 2023. The Amended Credit Facility Loan Agreement provides for a replacement index based on the Secured Overnight Financing Rate (“SOFR”). The interest rate on the Amended Credit Facility Promissory Note subsequent to June 30, 2023, is equal to 3% plus the greater of SOFR plus 0.11448% or 0.25%. As of September 30, 2023, the effective interest rate was 8.44%. The obligations under the Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit

Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents. The Company also maintains a bank account at the Amended Credit Facility Lender. As of September 30, 2023, we have no withdrawn proceeds under the Amended Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Amended Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $15,000,000, through the Agent. During the twelve months ended December 31, 2022, under the Sales Agreement, the Company sold and issued an aggregate of 373,833 shares of common stock and raised aggregate gross proceeds of approximately $2,272,628, less sales commissions of approximately $45,491 and other offering costs resulting in net proceeds of $2,008,436. There were no shares of common stock sold during the three and nine months ended September 30, 2023 under the Sales Agreement.

We continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not complete any acquisitions in the three and nine months ended September 30, 2023. In addition, we may pursue third-party management opportunities of properties owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities. As of September 30, 2023, under our third-party management platform, Global MaxManagementSM, we managed one third-party owned property, which was previously rebranded as “Global Self Storage,” had 137,318-leasable square feet and was comprised of 619 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

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

As of September 30, 2023, we had capital resources totaling approximately $24.1 million, comprised of $6.9 million of cash, cash equivalents, and restricted cash, $2.2 million of marketable securities, and $15.0 million available for withdrawal under the Amended Credit Facility Loan Agreement. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores. These capital resources allow us to continue to execute our strategic business plan, which includes funding acquisitions, either directly or through joint ventures; expansion projects at our existing properties; and broadening our revenue base and pipeline of potential acquisitions through developing Global MaxManagementSM, our third-party management platform. Our board of directors regularly reviews our strategic business plan, including topics and metrices like capital formation, debt versus equity ratios, dividend policy, use of capital and debt, funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) performance, and optimal cash levels.

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

Results of Operations for the Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022

Revenues

Total revenues increased from $3,086,412 during the three months ended September 30, 2022 to $3,090,374 during the three months ended September 30, 2023, an increase of 0.1%, or $3,962. Rental income decreased from $2,970,875 during the three months ended September 30, 2022 to $2,968,263 during the three months ended September 30, 2023, a decrease of 0.1%, or $2,612. The decrease was primarily attributable to lower move-in rental rates year-over-year across the United States and in the markets that we operate, which was partially offset by increases in existing tenant rates under our revenue rate management program.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $93,630 during the three months ended September 30, 2022 to $103,676 during the three months ended September 30, 2023, an increase of 10.7%, or $10,046.

Income from our third-party management platform consists of management fees and customer insurance fees. Management fees and other income decreased from $21,907 during the three months ended September 30, 2022 to $18,435 during the three months ended September 30, 2023. The decrease was primarily attributable to the adjustment of fees for our third-party management services in accordance with current market rates.

Operating Expenses

Total operating expenses increased from $1,980,729 during the three months ended September 30, 2022 to $2,261,841 during the three months ended September 30, 2023, an increase of 14.2%, or $281,112, which was attributable to an increase in store level and general and administrative expenses. Store operating expenses increased from $1,010,495 during the three months ended September 30, 2022 to $1,163,064 during the three months ended September 30, 2023, an increase of 15.1%, or $152,569. The increase in store operating expenses was due primarily to increased expenses for repairs and maintenance, marketing costs, employment costs, and real estate property taxes.

Depreciation and amortization increased from $404,961 during the three months ended September 30, 2022 to $409,245 during the three months ended September 30, 2023, an increase of 1.1%, or $4,284.

General and administrative expenses increased from $560,675 during the three months ended September 30, 2022 to $683,629 during the three months ended September 30, 2023, an increase of 21.9%, or $122,954. The increase in general and administrative expenses during this period are primarily attributable to increased employment costs and professional fees.

Business development, capital raising, store acquisition, and third-party management marketing expenses increased from $4,598 during the three months ended September 30, 2022 to $5,903 during the three months ended September 30, 2023. These costs primarily consist of costs incurred in connection with business development, capital raising, and future potential store acquisitions, and third-party management marketing expenses. Business development costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

As a result of the operating effects noted above, operating income decreased from $1,105,683 during the three months ended September 30, 2022 to $828,533 during the three months ended September 30, 2023, a decrease of 25.1%, or $277,150.

Other income (expense)

Interest expense on debt increased from $163,153 during the three months ended September 30, 2022 to $212,712 during the three months ended September 30, 2023. This increase was attributable to the change in fair value of the interest rate cap and cash settlements under the interest rate cap from the difference between the reference interest rate and the strike rate. The cash payments for the $20 million loan remain the same every month until June 2036 and are $107,699 per month.

Dividend, interest, and other income was $46,846 during the three months ended September 30, 2022 and $66,906 during the three months ended September 30, 2023. The increase was attributable to the dividends earned on money market mutual fund balances.

Unrealized loss on marketable equity securities was $59,512 during the three months ended September 30, 2022 and the unrealized loss on marketable equity securities was $411,969 during the three months ended September 30, 2023.

Net income

For the three months ended September 30, 2022, net income was $929,864, or $0.08 per fully diluted share. For the three months ended September 30, 2023, net income was $270,758, or $0.02 per fully diluted share.

Results of Operations for the Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022

Revenues

Total revenues increased from $8,886,141 during the nine months ended September 30, 2022 to $9,214,345 during the nine months ended September 30, 2023, an increase of 3.7%, or $328,204. Rental income increased from $8,542,221 during the nine months ended September 30, 2022 to $8,857,845 during the nine months ended September 30, 2023, an increase of 3.7%, or $315,624. The increase was primarily attributable to increases in existing tenant rates under our revenue rate management program.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $281,702 during the nine months ended September 30, 2022 to $293,788 during the nine months ended September 30, 2023, an increase of 4.3%, or $12,086.

Income from our third-party management platform consists of management fees and customer insurance fees. Management fees and other income increased from $62,218 during the nine months ended September 30, 2022 to $62,712 during the nine months ended September 30, 2023.

Operating Expenses

Total operating expenses increased from $6,206,915 during the nine months ended September 30, 2022 to $6,783,120 during the nine months ended September 30, 2023, an increase of 9.3%, or $576,205, which was primarily attributable to an increase in store level expenses and general and administrative expenses. Store operating expenses increased from $3,053,481 during the nine months ended September 30, 2022 to $3,374,379 during the nine months ended September 30, 2023, an increase of 10.5%, or $320,898. The increase in store operating expenses was due primarily to increased expenses for marketing costs, employment costs, and real estate property taxes.

Depreciation and amortization increased from $1,214,344 during the nine months ended September 30, 2022 to $1,224,624 during the nine months ended September 30, 2023, an increase of 0.8%, or $10,280.

General and administrative expenses increased from $1,892,382 during the nine months ended September 30, 2022 to $2,172,965 during the nine months ended September 30, 2023, an increase of 14.8%, or $280,583. The increase in general and administrative expenses during this period are primarily attributable to increased employment costs.

Business development, capital raising, store acquisition, and third-party management marketing expenses decreased from $46,708 during the nine months ended September 30, 2022 to $11,152 during the nine months ended September 30, 2023. These costs primarily consist of costs incurred in connection with business development, capital raising, and future potential store acquisitions, and third-party management marketing expenses. Business development costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

As a result of the operating effects noted above, operating income decreased from $2,679,226 during the nine months ended September 30, 2022 to $2,431,225 during the nine months ended September 30, 2023, a decrease of 9.3%, or $248,001.

Other income (expense)

Interest expense on debt increased from $572,174 during the nine months ended September 30, 2022 to $619,550 during the nine months ended September 30, 2023. This increase was attributable to the change in fair value of the interest rate cap and cash settlements under the interest rate cap from the difference between the reference interest rate and the strike rate. The cash payments for the $20 million loan remain the same every month until June 2036 and are $107,699 per month.

Dividend, interest, and other income was $92,894 during the nine months ended September 30, 2022 and $194,960 during the nine months ended September 30, 2023. The increase was attributable to the dividends earned on money market mutual fund balances.

Unrealized loss on marketable equity securities was $889,885 during the nine months ended September 30, 2022 and the unrealized loss on marketable equity securities was $165,266 during the nine months ended September 30, 2023.

Net income (loss)

For the nine months ended September 30, 2022, net income was $1,617,271, or $0.15 per fully diluted share. For the nine months ended September 30, 2023, net income was $1,841,369, or $0.17 per fully diluted share.

Distributions and Closing Market Prices

Distributions for each of the three months ended September 30, 2023 and 2022 were $0.0725 per share. The Company’s closing market price as of September 30, 2023 and September 30, 2022 was $4.86 and $5.86, respectively. Past market price performance and distribution levels do not guarantee similar results in the future.

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

Self Storage Portfolio

The following discussion and analysis of our same-store self storage operations are presented on a comparative basis for the nine months ended September 30, 2023.

GLOBAL SELF STORAGE STORES

		Year Store	Number	Net Leasable	September 30, 2023 Square Foot	September 30, 2022 Square Foot
Property(1)	Address	Opened / Acquired	of Units	Square Feet	Occupancy %	Occupancy %
OWNED STORES
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	809	113,700	92.2%	88.0%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,408	90.8%	85.9%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	86.0%	89.7%
SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	544	76,335	88.8%	91.5%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	767	94,928	90.0%	89.4%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	569	81,270	91.9%	93.8%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	260	24,482	92.2%	93.1%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	649	68,311	94.0%	88.8%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	693	78,875	89.0%	88.2%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	569	76,460	91.3%	91.1%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	247	43,110	86.1%	92.7%
SSG WEST HENRIETTA LLC	70 Erie Station Road, West Henrietta, NY 14586	2016 / 2019	480	55,550	84.0%	83.3%
TOTAL/AVERAGE SAME-STORES			6,421	830,018	89.8%	89.6%

MANAGED STORES
TPM EDMOND LLC	14000 N I 35 Service Rd, Edmond, OK 73013	2015 / 2019	619	137,318	94.7%	93.5%
TOTAL/AVERAGE MANAGED STORES			619	137,318	94.7%	93.5%

TOTAL/AVERAGE ALL OWNED/MANAGED STORES			7,040	967,336	90.5%	90.2%

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

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions, or new ground-up developments. At September 30, 2023, we owned twelve same-store properties and zero non same-store properties. The Company believes that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, and NOI, stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions, or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy at September 30, 2023 increased by 0.2% to 89.8% from 89.6% at September 30, 2022. As of October 31, 2023, occupancy at the Company’s same-store properties was 90.4%.

Same-store revenues increased by 0.2% and 3.7% for the three and nine months ended September 30, 2023 versus the same periods in 2022. Same-store cost of operations increased by 15.1% and 10.5% for the three and nine months ended September 30, 2023 versus the same periods in 2022. Same-store NOI decreased by 7.1% and increased by 0.1% for the three and nine months ended September 30, 2023 versus the same periods in 2022. The decrease in same-store NOI during the three months ended September 30, 2023 was due primarily to more muted revenue growth and increased cost of operations.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped maintain our overall average same-store occupancy of approximately 90% as of September 30, 2023. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty, resulting in strong referral and word-of-mouth market demand for our storage units and services. Another contributing factor to our results was our competitor move-in rate metrics analysis which employs internet data scraping and other methods to help keep our storage unit move-in rates “in the market,” and our revenue rate management program which helped increase existing tenant rates while optimizing store occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months Ended September 30,	2023	2022	Variance	% Change
Revenues	$3,071,939	$3,064,505	$7,434	0.2%
Cost of operations	$1,163,064	$1,010,495	$152,569	15.1%
Net operating income	$1,908,875	$2,054,010	$(145,135)	-7.1%
Depreciation and amortization	$363,088	$358,392	$4,696	1.3%
Net leasable square footage at period end*	830,018	831,299	(1,281)	-0.2%
Net leased square footage at period end	745,335	744,818	517	0.1%
Overall square foot occupancy at period end	89.8%	89.6%	0.2%	0.2%
Total annualized revenue per leased square foot	$16.49	$16.46	$0.03	0.2%
Total available leasable storage units*	6,421	6,400	21	0.3%
Number of leased storage units	5,641	5,647	(6)	-0.1%

SAME - STORE PROPERTIES

Nine Months Ended September 30,	2023	2022	Variance	% Change
Revenues	$9,151,633	$8,823,923	$327,710	3.7%
Cost of operations	$3,374,379	$3,053,481	$320,898	10.5%
Net operating income	$5,777,254	$5,770,442	$6,812	0.1%
Depreciation and amortization	$1,086,308	$1,074,213	$12,095	1.1%
Net leasable square footage at period end*	830,018	831,299	(1,281)	-0.2%
Net leased square footage at period end	745,335	744,818	517	0.1%
Overall square foot occupancy at period end	89.8%	89.6%	0.2%	0.2%
Total annualized revenue per leased square foot	$16.37	$15.80	$0.57	3.6%
Total available leasable storage units*	6,421	6,400	21	0.3%
Number of leased storage units	5,641	5,647	(6)	-0.1%

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

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$270,758	$929,864	$1,841,369	$1,617,271
Adjustments:
Management fees and other income	(18,435)	(21,907)	(62,712)	(62,218)
General and administrative	683,629	560,675	2,172,965	1,892,382
Depreciation and amortization	409,245	404,961	1,224,624	1,214,344
Business development	5,903	4,598	11,152	46,708
Dividend and interest income	(66,906)	(46,846)	(194,960)	(92,894)
Unrealized loss on marketable equity securities	411,969	59,512	165,266	889,885
Interest expense	212,712	163,153	619,550	572,174
Gain on Paycheck Protection Program (PPP) loan forgiveness	—	—	—	(307,210)
Total same-store net operating income	$1,908,875	$2,054,010	$5,777,254	$5,770,442

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Same-store revenues	$3,071,939	$3,064,505	$9,151,633	$8,823,923
Same-store cost of operations	1,163,064	1,010,495	3,374,379	3,053,481
Total same-store net operating income	$1,908,875	$2,054,010	$5,777,254	$5,770,442

Analysis of Same-Store Revenue

For the three and nine months ended September 30, 2023, same-store revenue increased 0.2%, or $7,434, and 3.7%, or $327,710, respectively, versus the same periods in 2022, which was primarily attributable to increases in existing tenant rates under our revenue rate management program. Same-store average overall square foot occupancy for all of the Company’s same-store properties increased to 89.8% at September 30, 2023, up from 89.6% at September 30, 2022. As of October 31, 2023, occupancy at the Company’s same-store properties was 90.4%.

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

As of September 30, 2023, we observed no material degradation in rent collections. However, we believe that our bad debt losses could increase from historical levels, due to (i) cumulative stress (such as inflation, COVID-19, recession fears, etc.) on our customers’ financial capacity and (ii) reduced rent recoveries from auctioned units.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of September 30, 2023, our average tenant duration of stay was approximately 3.3 years, approximately the same as of September 30, 2022.

Analysis of Same-Store Cost of Operations

For the three and nine months ended September 30, 2023, same-store cost of operations increased 15.1%, or $152,569, and 10.5%, or $320,898, respectively, versus the same periods in 2022. This increase in same-store cost of operations for the three and nine months ended September 30, 2023 was due primarily to increased expenses for employment costs, real estate property taxes, repairs and maintenance, and marketing costs.

Employment. On-site store manager, regional manager, and district manager payroll expense increased 6.9%, or $21,598, and 11.4%, or $101,135, respectively, for the three and nine months ended September 30, 2023 versus the same periods in 2022. The increase was due primarily to routine employee hiring and inflationary increases in compensation rates for existing employees. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores.

Real Estate Property Tax. Store property tax expense increased 17.6%, or $63,759, and 16.1%, or $169,908, respectively, for the three and nine months ended September 30, 2023 versus the same periods in 2022. When compared to store property tax expense for the three months ended September 30, 2023, we currently expect store property tax expense to increase during 2023 due to increased property assessment valuations. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail.

Administrative. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. Administrative expenses increased 16.5%, or $30,376, and decreased 3.6%, or $23,552, respectively, in the three and nine months ended September 30, 2023 versus the same periods in 2022. We experienced a decrease in administrative expenses for the nine months ended September 30, 2023 due primarily to decreased landscaping expense. We currently expect moderate increases in other direct store costs in 2023.

Repairs and Maintenance. Repairs and maintenance expense increased 112.9%, or $29,109, and 27.8%, or $31,636, respectively, for the three and nine months ended September 30, 2023 versus the same periods in 2022. These expenses increased during the nine months ended September 30, 2023 versus the same period in 2022 primarily due to inflationary increases in the cost of services and one-off repairs and maintenance completed in the three months ended September 30, 2023.

Utilities. Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utilities expense increased 6.8%, or $4,015, and decreased 2.6%, or $5,562, respectively, for the three and nine months ended September 30, 2023 versus the same periods in 2022. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in higher net utility costs for the remainder of 2023.

Landscaping. Landscaping expenses, which include snow removal costs, decreased 16.7%, or $5,316, and 47.9%, or $69,231, respectively, for the three and nine months ended September 30, 2023 versus the same periods in 2022. The decrease in landscaping expense during the nine months ended September 30, 2023 versus the same period in 2022 was primarily due to a decrease of one-off snow removal expenses during the nine months ended September 30, 2023. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense for the remainder of 2023, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing. Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 26.6%, or $18,074, and 24.3%, or $49,993, respectively, for the three and nine months ended September 30, 2023 versus the same periods in 2022, primarily due to one-time non-recurring expenses, and to a lesser extent, inflationary increases in costs. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a nominal rate for the remainder of 2023.

General. Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. General expenses increased 15.7%, or $12,540, and 2.9%, or $6,808, respectively, for the three and nine months ended September 30, 2023 versus the same periods in 2022. We currently expect moderate increases in direct store costs during the remainder of 2023.

Lien Administration. Lien administration expenses increased 15.9%, or $746, and 46.6%, or $4,625, respectively, in the three and nine months ended September 30, 2023 versus the same periods in 2022.

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

Analysis of Global Self Storage FFO and AFFO

The following tables present reconciliation and computation of net income to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share (unaudited):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$270,758	$929,864	$1,841,369	$1,617,271
Eliminate items excluded from FFO:
Unrealized loss on marketable equity securities	411,969	59,512	165,266	889,885
Depreciation and amortization	409,245	404,961	1,224,624	1,214,344
Gain on PPP loan forgiveness	—	—	—	(307,210)

FFO attributable to common stockholders	1,091,972	1,394,337	3,231,259	3,414,290
Adjustments:
Compensation expense related to stock-based awards	44,720	39,179	126,428	131,112
Business development, capital raising, store acquisition, and third-party management marketing expenses	5,903	4,598	11,152	46,708
AFFO attributable to common stockholders	$1,142,595	$1,438,114	$3,368,839	$3,592,110

Earnings per share attributable to common stockholders - basic	$0.02	$0.08	$0.17	$0.15
Earnings per share attributable to common stockholders - diluted	$0.02	$0.08	$0.16	$0.15
FFO per share - diluted	$0.10	$0.13	$0.29	$0.31
AFFO per share - diluted	$0.10	$0.13	$0.30	$0.33

Weighted average shares outstanding - basic	11,048,877	10,924,646	11,041,578	10,785,362
Weighted average shares outstanding - diluted	11,090,674	10,978,000	11,084,684	10,842,515

FFO decreased 21.7%, or $302,365, and 5.4%, or $183,031, respectively, for the three and nine months ended September 30, 2023, versus the same periods in 2022. FFO per diluted share decreased from $0.13 per share to $0.10 per share and from $0.31 per share to $0.29 per share, respectively, for the three and nine months ended September 30, 2023, versus the same periods in 2022. AFFO decreased 20.5%, or $295,519, and 6.2%, or $223,271, respectively, for the three and nine months ended September 30, 2023, versus the same periods in 2022. AFFO per diluted share decreased from $0.13 per share to $0.10 per share and from $0.33 per share to $0.30 per share, respectively, for the three and nine months ended September 30, 2023, versus the same periods in 2022.

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

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains and losses on the Company’s investment in marketable equity securities for the nine months ended September 30, 2023 and 2022 were a loss of $165,266 and $889,885, respectively. Unrealized gains and losses on the Company’s investment in marketable equity securities for the three months ended September 30, 2023 and 2022 were a loss of $411,969 and $59,512, respectively. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we may liquidate our investment in marketable equity securities and potentially realize gains or losses. As of September 30, 2023, our cumulative unrealized gain on marketable equity securities was $1,445,400. There were no realized gains or losses for the nine months ended September 30, 2023.

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

101. The following materials from Global Self Storage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, are formatted in Inline XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Financial Statements.

X

104. The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2023 has been formatted in Inline XBRL (eXtensible Business Reporting Language) and in included in Exhibit 101.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: November 13, 2023	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: November 13, 2023	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)