Form 10-K
period 2023-12-31
Global Self Storage, Inc.
filed 2024-03-26
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $52,290,789 based upon the closing price of the shares on the Nasdaq Capital Market on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of March 15, 2024, was 11,146,179.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in connection with the registrant’s annual stockholders’ meeting to be held in 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks referenced in “Item 1A. Risk Factors” and in our other filings with the Securities and Exchange Commission (the “SEC”). Such factors include, but are not limited to:

•
general risks associated with the ownership and operation of real estate, including changes in demand, risks related to redevelopment (including expansion) of self storage properties, potential liability for environmental contamination, natural disasters and adverse changes in tax, real estate and zoning laws and regulations;
•
risks associated with downturns in the national and local economies in the markets in which we operate, including risks related to current economic conditions and the economic health of our customers;
•
the impact of competition from new and existing self storage and commercial properties and other storage alternatives;
•
difficulties in our ability to successfully evaluate, finance, integrate into our existing operations, and manage acquired and redeveloped properties;
•
risks related to our redevelopment of properties and expansions and related lease up at our existing properties and/or participation in joint ventures;
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
•
Our investments in redevelopment projects may not yield anticipated returns which could adversely impact our economic performance.
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
•
Major public health issues and related disruptions in the U.S. and global economy and financial markets could adversely impact or disrupt our financial condition and results of operations.

Risks Related to Our Debt Financings

•
We depend on external sources of financing that are outside of our control, which could adversely affect our ability to acquire or redevelop properties, satisfy our debt obligations and/or make distributions to stockholders.
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

PART I

Item 1. Business.

General

Global Self Storage, Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) that owns, operates, manages, acquires, and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible, and secure storage space for residential and commercial customers. As of December 31, 2023, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

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

Business Activities

As of December 31, 2023, the Company had 35 total employees and owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores. As of December 31, 2023, these properties totaled 967,336 net leasable square feet and offered 7,039 storage units. In addition to traditional and climate-controlled units, many of the properties feature both covered and outside auto/RV/boat storage. The Company invests in stores by acquiring stores through its wholly owned subsidiaries and operates primarily in one segment: rental operations.

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
•
continue to implement and refine our proprietary existing tenant revenue rate management program in seeking to maximize revenue per leased square foot from our store portfolio;
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

In seeking to maximize the performance of our stores, we employ our proprietary revenue rate management program which help us to analyze, adjust, and set our move-in and existing tenant rental rates on a real-time basis across our portfolio. Among other technologies, we employ internet data scraping of our local competitors’ move-in rental rates to help enable us to proactively respond and take advantage of changing market conditions across our store portfolio. Our operating results typically depend significantly on our ability to manage our storage units’ rental rates, to respond in a timely manner to prospective tenant inquiries, and to lease available storage units, and on the ability of our tenants to make required storage unit rental payments.

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

Tenant leases at all of our stores are generally “month-to-month” leases. We seek to deliver at least 30 days’ written notice of any rental rate change. Lease rates at each store may be set monthly, semi-annually, annually, or at any other time on a case-by-case basis as determined in the discretion of management. Tenants may be assessed late, administrative, and/or other fees. To date, none of the Company’s stores have experienced any material delinquencies.

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

We continue to review available acquisition opportunities with the awareness that changes in interest rates may impact our ability to obtain favorable rates for financing acquisitions. We will seek to continue to employ our strict acquisition underwriting standards and remain a disciplined buyer and only execute acquisitions where we believe that our management techniques and innovations can strengthen our portfolio and increase stockholder value. For future acquisitions, the Company may employ various financing and capital raising alternatives including, but not limited to, debt and/or equity offerings, credit facilities, mortgage financing, and joint ventures with third parties.

We conduct or obtain environmental assessments in connection with the acquisition or redevelopment of additional stores. Whenever the environmental assessment for one of our stores indicates that a store is impacted by soil or groundwater contamination from prior owners/operators or other sources, we will work with environmental consultants and where appropriate, state governmental agencies, to ensure that the store is either cleaned up, that no cleanup is necessary because the low level of contamination poses no significant risk to public health or the environment, or that the responsibility for cleanup rests with a third party.

We continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further redevelop and expand our current stores. We did not complete any self storage property acquisitions in 2023.

Our Financing Strategy

Our financing strategy is to minimize the cost of our capital in order to maximize the returns generated for our stockholders. For future acquisitions, the Company may employ various financing and capital raising alternatives including, but not limited to, debt and/or equity offerings, credit facilities, mortgage financing, and joint ventures with third parties.

On June 24, 2016, certain wholly owned subsidiaries of the Company (“Term Loan Secured Subsidiaries”) entered into a loan agreement and certain other related agreements (collectively, the “Term Loan Agreement”) between the Term Loan Secured Subsidiaries and Insurance Strategy Funding IV, LLC (the “Term Loan Lender”). Under the Term Loan Agreement, the Term Loan Secured Subsidiaries borrowed from Term Loan Lender the principal amount of $20 million pursuant to a promissory note (the “Term Loan Promissory Note”). The Term Loan Promissory Note bears interest at a rate equal to 4.192% per annum and is due to mature on July 1, 2036. Pursuant to a security agreement (the “Term Loan Security Agreement”), the obligations under the Term Loan Agreement are secured by certain real estate assets owned by the Term Loan Secured Subsidiaries. J.P. Morgan Investment Management, Inc. acted as Special Purpose Vehicle Agent of the Term Loan Lender. The Company entered into a non-recourse guaranty (the “Term Loan Guaranty” and together with the Term Loan Agreement, the Term Loan Promissory Note and the Term Loan Security Agreement, the “Term Loan Documents”) to guarantee the payment to the Term Loan Lender of certain obligations of the Term Loan Secured Subsidiaries under the Term Loan Agreement. We have used some of the proceeds from the Term Loan Agreement to acquire four self storage properties in 2016.

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

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries may borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million in years 2 and 3, respectively, pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month U.S. Dollar London Inter-Bank Offered Rate or 0.25% and is due to mature on July 6, 2024. The Company is considering, among other things, refinancing or finding a suitable replacement for the revolving line of credit in light of its upcoming maturity. The publication of LIBOR ceased after June 30, 2023. The Amended Credit Facility Loan Agreement provides for a replacement index based on the Secured Overnight Financing Rate (“SOFR”). The interest rate on the Amended Credit Facility Promissory Note subsequent to June 30, 2023, is equal to 3% plus the greater of SOFR plus 0.11448% or 0.25%. As of December 31, 2023, the effective interest rate was 8.46%. The obligations under the Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents. The Company also maintains a bank account at the Amended Credit Facility Lender. As of December 31, 2023, we have not withdrawn proceeds under the Amended Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Amended Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000, through the Agent. During the twelve months ended December 31, 2022, under the Sales Agreement, the Company sold and issued an aggregate of 373,833 shares of common stock and raised aggregate gross proceeds of approximately $2,272,628, less sales commissions of approximately $45,491 and other offering costs resulting in net proceeds of $2,008,436. There were no shares of common stock sold during the three and twelve months ended December 31, 2023 under the Sales Agreement.

Our Third-Party Management Platform

On October 23, 2019, we signed our first self storage client under our third-party management platform. As of December 31, 2023, the property, which was previously rebranded as “Global Self Storage,” had 137,318-leasable square feet and was comprised of 619 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

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

Our primary national competitors in many of our markets for both tenants and acquisition opportunities include local and regional operators, institutional investors, private equity funds, as well as the other public self storage REITs. These entities also seek financing through similar channels to the Company. Therefore, we will continue to compete for investors in a market where funds for real estate investment may decrease.

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

We also seek to promote diversity among our employees and management team. As of December 31, 2023, approximately 40% of our non-store (including finance, human resources, accounting, tax, legal, and marketing, but excluding store-level operations) employees and independent contractors were women. As of December 31, 2023, we had 35 employees, which includes employees of our property management platform.

In order to attract and retain diverse top talent, we offer training and development opportunities for our employees. In 2023, we offered training and development for our employees, which included anti-harassment training, cybersecurity training, and site manager training. We value the safety of our employees and provide regular training for our employees to increase safety at our properties. During 2023, we continued to make masks and other personal protective equipment available to our employees.

Environmental, Social, and Governance

We are focused on building our company for the long-term to generate sustainable growth. To that end, we have established a cross-functional Environmental, Social, and Governance (“ESG”) committee, comprised of management, responsible for establishing our sustainability priorities and objectives. Management regularly evaluates sustainability risks faced by our portfolio and believe the low obsolescence, geographic diversification, and low emissions of our portfolio help to mitigate those risks. Our ESG committee reports annually to our board of directors on the status of our ESG program, our progress against the goals we have set, and provides updates on the various initiatives we have undertaken to improve our sustainability.

A key area of focus from a sustainability perspective is minimizing the impact we make on the environment. Self-storage remains a low-environmental impact business as it consumes less energy and water while emitting fewer greenhouse gases than other real estate property types. We continue to look for ways to further reduce our low impact through a variety of initiatives including solar panel installations, HVAC upgrades, high-efficiency LED lighting retrofits, energy management systems, and paper reduction through our online rental platform. Also, in 2023, we continued to explore the installation of solar panels at our properties which we expect would reduce energy consumption and costs at such locations.

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

Our ESG committee guides our commitment to sustainability and has primary responsibility for climate-related activities. Our ESG committee reports annually to our board of directors, which oversees all of our sustainability initiatives.

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
•
supply chain related disruptions, such as those caused by the recent COVID-19 pandemic;
•
geopolitical challenges and uncertainties (including wars and other forms of conflict, terrorist acts and security operations), such as the ongoing conflict between Russia and Ukraine and the severe economic sanctions and export controls imposed by the U.S. and other governments against Russia and Russian interests, and the ongoing conflict between Israel and Hamas; and
•
changes in government rules, regulations and fiscal policies, including increases in taxes, changes in zoning laws and increasing costs to comply with environmental laws.

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
•
the inability to accurately estimate occupancy levels, rental rates, operating costs or costs of improvements to bring an acquired property up to the standards established for our intended market position; and
•
encountering delays in the selection, acquisition, or redevelopment of self storage properties which could adversely affect returns to stockholders and stockholders could suffer delays in the distribution of cash dividends attributable to any such properties.

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

Our investments in redevelopment projects may not yield anticipated returns which could adversely impact our economic performance.

In deciding whether to redevelop a particular property, we make certain assumptions regarding the expected future performance of that property. These assumptions are inherently uncertain, and, if they prove to be wrong, then we may be subject to certain risks including the following:

•
we may not complete redevelopment projects on schedule or within projected budgeted amounts;
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

The occurrence of such events could adversely affect the investment returns from these redevelopment projects and may adversely impact our economic performance.

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

Major public health issues and related disruptions in the U.S. and global economy and financial markets could adversely impact or disrupt our financial condition and results of operations.

In recent years, the outbreaks of a number of diseases, including COVID-19, avian influenza, H1N1, and other viruses have increased the risk of a pandemic or major public health issues.

We believe that our level of business activity and the profitability of our business, as well as the values of, and the cash flows from, the assets we may own could in the future be impacted by a pandemic or other major public health issue. While we have taken preventive measures and other precautions, no predictions of specific scenarios can be made with certainty and such measures may not adequately predict the impact on our business from such events.

The extent of the impact of a pandemic and any other pandemic or major health issue on us will depend on many factors, including the duration and scope of the public health emergency, the actions taken by governmental authorities to contain such pandemics or public health issues and their financial and economic impact, the implementation of travel advisories and restrictions, the efficacy and availability of vaccines, the disparities in vaccination rates and vaccine hesitancy, the rise of new variants and the severity of such variants, the impact of the public health emergency on overall supply and demand, goods and services, consumer confidence and levels of economic activity and the extent of its disruption to global, regional, and local supply chains and economic markets, all of which are uncertain and difficult to assess. Moreover, many risk factors set forth in this annual report on Form 10-K should be interpreted as heightened risks as a result of the impact of a pandemic or other major public health issue.

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

We depend on external sources of financing that are outside of our control, which could adversely affect our ability to acquire or redevelop properties, satisfy our debt obligations and/or make distributions to stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We recognize the importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. Our cybersecurity risk management program includes:

•
Experienced third-party consultants and/or service providers that assist us to develop, implement, and maintain information technology risk management measures.
•
Oversight of executive management with experience in areas relating to cybersecurity.
•
Threat protection software, including, anti-virus, anti-malware, email link protection, and email spam filters that are fine-tuned to mitigate threats to our organization.
•
Cloud-based service providers that require strong passwords, access controls, and multi-factor authentication.
•
Periodic cybersecurity and phishing awareness training of our employees, including computer-based training and internal communications.
•
Annual business continuity testing.
•
Periodic reporting to the board of directors on matters relating to cybersecurity.

Management of Material Risks & Integration into Overall Risk Management

Our management team engages with experienced third-party service providers to assist us to develop, implement, and maintain information technology risk management measures. In addition, we have executive management with experience in areas relating to cybersecurity. We also foster a culture of cybersecurity awareness and have incorporated cybersecurity considerations into our decision-making processes. Our management team works closely with our third-party service providers to identify, evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. Our collaboration with third-party service providers includes threat assessments and consultation on security enhancements. In addition, the Company provides cybersecurity and phishing awareness training to our employees periodically.

Oversight of Board of Directors

The board of directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats and oversees the Company's cybersecurity risk management activities. The board of directors receive updates on the Company’s cybersecurity risks and protective measures periodically. Cybersecurity matters are reported to the board of directors so that the board of directors can effectively carry out their oversight role.

Risks from Cybersecurity Threats

We have not identified risks from known cybersecurity threats, including as a result of any cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled "Risks Related to our Self Storage Properties and our Business - We rely on information technology in our operations, and any material failure, inadequacy, interruption or security breach through cyber-attacks, cyber-intrusions, or other methods could disrupt our information technology networks and related systems and harm our business."

Item 2. Properties.

GLOBAL SELF STORAGE STORES

(As of December 31, 2023)

		Year Store	Number	Net Leasable	December 31, 2023 Square Foot	December 31, 2022 Square Foot
Property(1)	Address	Opened / Acquired-Managed	of Units	Square Feet	Occupancy %	Occupancy %
OWNED STORES
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	809	113,700	89.9%	91.2%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,408	86.8%	88.5%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	87.6%	88.7%
SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	545	76,335	91.7%	89.4%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	767	94,928	87.5%	91.8%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	569	81,270	92.2%	93.0%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	260	24,482	92.4%	94.1%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	649	68,311	92.5%	91.7%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	693	78,875	89.5%	89.3%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	569	76,460	85.3%	87.4%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	248	43,110	88.0%	89.5%
SSG WEST HENRIETTA LLC	70 Erie Station Road, West Henrietta, NY 14586	2016 / 2019	477	55,550	88.6%	79.6%
TOTAL/AVERAGE SAME-STORES			6,420	830,019	89.3%	89.6%

MANAGED STORES
TPM EDMOND LLC	14000 N I 35 Service Rd, Edmond, OK 73013	2015 / 2019	619	137,318	96.9%	94.8%
TOTAL/AVERAGE MANAGED STORES			619	137,318	96.9%	94.8%

TOTAL/AVERAGE ALL OWNED/MANAGED STORES			7,039	967,337	90.4%	90.4%

(1)
Each property is directly owned or managed by the Company’s wholly owned subsidiary listed in the table.

Certain stores’ leasable square feet in the chart above includes outside auto/RV/boat storage space: approximately 12,900 square feet at SSG Sadsbury LLC; 6,300 square feet at SSG Fishers LLC; 15,700 square feet at SSG Bolingbrook LLC; 9,000 square feet at SSG Dolton LLC; 2,100 square feet at SSG Merrillville LLC; 3,800 square feet at SSG Summerville I LLC; 7,400 square feet at SSG Summerville II LLC and 8,800 square feet at SSG Clinton LLC. For SSG Lima LLC, included is approximately 3,800 square feet of non-storage commercial and student housing space. For SSG Millbrook LLC, included is approximately 1,300 square feet of wine storage and non-storage office space. For SSG Fishers LLC, included is approximately 300 square feet of storage locker space. Approximately 33% of our total available units are climate-controlled, 59% are traditional drive-up storage, and 8% are outdoor parking storage for boats, cars and recreational vehicles.

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

Holders

As of March 15, 2024, there were approximately 7,830 record and beneficial holders of the Company’s common stock.

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

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT that owns, operates, manages, acquires, and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible and secure storage space for residential and commercial customers. As of December 31, 2023, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

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

Financial Condition and Results of Operations

Our financing strategy is to minimize the cost of our capital in order to maximize the returns generated for our stockholders. For future acquisitions, the Company may employ various financing and capital raising alternatives including, but not limited to, debt and/or equity offerings, credit facilities, mortgage financing, and joint ventures with third parties.

On June 24, 2016, certain wholly owned subsidiaries of the Company (“Term Loan Secured Subsidiaries”) entered into a loan agreement and certain other related agreements (collectively, the “Term Loan Agreement”) between the Term Loan Secured Subsidiaries and Insurance Strategy Funding IV, LLC (the “Term Loan Lender”). Under the Term Loan Agreement, the Term Loan Secured Subsidiaries borrowed from Term Loan Lender the principal amount of $20 million pursuant to a promissory note (the “Term Loan Promissory Note”). The Term Loan Promissory Note bears interest at a rate equal to 4.192% per annum and is due to mature on July 1, 2036. Pursuant to a security agreement (the “Term Loan Security Agreement”), the obligations under the Term Loan Agreement are secured by certain real estate assets owned by the Term Loan Secured Subsidiaries. J.P. Morgan Investment Management, Inc. acted as Special Purpose Vehicle Agent of the Term Loan Lender. The Company entered into a non-recourse guaranty (the “Term Loan Guaranty” and together with the Term Loan Agreement, the Term Loan Promissory Note and the Term Loan Security Agreement, the “Term Loan Documents”) to guarantee the payment to the Term Loan Lender of certain obligations of the Term Loan Secured Subsidiaries under the Term Loan Agreement. We have used some of the proceeds from the Term Loan Agreement to acquire four self storage properties in 2016.

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

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries may borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million in years 2 and 3, respectively, pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month U.S. Dollar London Inter-Bank Offered Rate or 0.25% and is due to mature on July 6, 2024. The Company is considering, among other things, refinancing or finding a suitable replacement for the revolving line of credit in light of its upcoming maturity. The publication of LIBOR ceased after June 30, 2023. The Amended Credit Facility Loan Agreement provides for a replacement index based on the Secured Overnight Financing Rate (“SOFR”). The interest rate on the Amended Credit Facility Promissory Note subsequent to June 30, 2023, is equal to 3% plus the greater of SOFR plus 0.11448% or 0.25%. As of December 31, 2023, the effective interest rate was 8.46%. The obligations under the Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents. The Company also maintains a bank account at the Amended Credit Facility Lender. As of December 31, 2023, we have not withdrawn proceeds under the Amended Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Amended Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000, through the Agent. During the twelve months ended December 31, 2022, under the Sales Agreement, the Company sold and issued an aggregate of 373,833 shares of common stock and raised aggregate gross proceeds of approximately $2,272,628, less sales commissions of approximately $45,491 and other offering costs resulting in net proceeds of $2,008,436. There were no shares of common stock sold during the three and twelve months ended December 31, 2023 under the Sales Agreement.

We continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further redevelop and expand our current stores. We did not make any acquisitions in the year ended December 31, 2023. In addition, we may pursue third-party management opportunities of properties owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities. As of December 31, 2023, we managed one third-party owned property, which was previously rebranded as “Global Self Storage,” had 137,318-leasable square feet and was comprised of 619 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

In addition to actively reviewing a number of store and portfolio acquisition opportunities, we have been working to further redevelop and expand our current stores.

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

As of December 31, 2023, we had capital resources totaling approximately $24.3 million, comprised of $7.0 million of cash, cash equivalents, and restricted cash, $2.8 million of marketable securities, and $14.5 million available for withdrawal under the Amended Credit Facility Loan Agreement. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores. The Company's capital resources allow us to continue to execute our strategic business plan, which includes funding acquisitions, either directly or through joint ventures; expansion projects at our existing properties; and broadening our revenue base and pipeline of potential acquisitions through developing Global MaxManagementSM, our third-party management platform. Our board of directors regularly reviews our strategic business plan, including topics and metrices like capital formation, debt versus equity ratios, dividend policy, use of capital and debt, funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) performance, and optimal cash levels.

We expect that the results of our operations will be affected by a number of factors. Many of the factors that will affect our operating results are beyond our control. The Company and its properties could be materially and adversely affected by the risks, or the public perception of the risks, related to, among other things, public health crises, natural disasters and geopolitical events, including the ongoing conflict between Russia, Belarus and Ukraine, the ongoing conflict between Israel and Hamas, financial and credit market volatility and disruptions, inflationary pressures, rising interest rates, supply chain issues, labor shortages and recessionary concerns.

Results of Operations for the Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022

Revenues

Total revenues increased from $11,944,850 during the year ended December 31, 2022 to $12,190,715 during the year ended December 31, 2023, an increase of 2.1% or $245,865. Rental income increased from $11,485,511 during the year ended December 31, 2022 to $11,719,165 during the year ended December 31, 2023, an increase of 2.0% or $233,654. The increase in total revenues was due primarily to increased rental rates, and the results of our proprietary revenue rate management program of raising existing tenant rates.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $375,571 in the year ended December 31, 2022 to $392,577 in the year ended December 31, 2023, an increase of 4.5% or $17,006. The increase was primarily attributable to an increase in insurance administration fees at our wholly-owned properties.

Operating Expenses

Total expenses increased from $8,417,660 during the year ended December 31, 2022 to $9,079,462 during the year ended December 31, 2023, an increase of 7.9% or $661,802, which was primarily due to an increase in certain general and administrative expenses and store operating expenses. Store operating expenses increased from $4,169,182 in the year ended December 31, 2022 to $4,549,038 in the year ended December 31, 2023, an increase of 9.1% or $379,856, which was primarily due to increased employment and real estate tax expenses.

Depreciation and amortization increased from $1,619,239 in the year ended December 31, 2022 to $1,634,044 in the year ended December 31, 2023, an increase of 0.9% of $14,805.

General and administrative expenses increased $295,401 for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The change is primarily attributable to an increase in employment expenses.

Business development, capital raising, and store acquisition expenses decreased from $48,340 to $20,080 during the year ended December 31, 2023 as compared to the year ended December 31, 2022. These costs primarily consisted of consulting costs in connection with business development, capital raising, and future potential store acquisitions, and expenses related to our third party management platform marketing initiatives. The majority of these expenses are non-recurring and fluctuate based on business development activity during the time period.

Operating Income

Operating income decreased from $3,527,190 during the year ended December 31, 2022 to $3,111,253 during the year ended December 31, 2023, a decrease of 11.8% or $415,937, which was primarily due to increased total expenses.

Other income (expense)

Interest expense on loans increased from $780,223 during the year ended December 31, 2022 to $846,406 during the year ended December 31, 2023, an increase of 8.5% or $66,183. This increase was attributable to the unrealized loss on the mark-to-market of the interest rate cap.

Dividend and interest income was $265,046 during the year ended December 31, 2023 as compared to $120,575 during the year ended December 31, 2022. The increase was attributable to the dividends earned on money market mutual fund balances.

The Company recognizes changes in the fair value of its investments in equity securities with readily determinable fair values in net income and, as such, recorded an unrealized gain of $408,876 for the year ended December 31, 2023 compared to an unrealized loss of $1,117,029 during the year ended December 31, 2022.

During the year ended December 31, 2022, the Company had other income of $307,210, attributable to a gain on the forgiveness of a Paycheck Protection Program ("PPP") term note.

Net income

For the year ended December 31, 2023, net income was $2,938,769 or $0.26 per fully diluted share. For the year ended December 31, 2022, net income was $2,057,723 or $0.19 per fully diluted share.

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

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions or new ground-up developments. As of December 31, 2023, we owned twelve same-store properties and zero non-same-store properties. The Company believes that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, NOI, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy as of the end of the three months and year ended December 31, 2023 decreased by 30 basis points to 89.3% from 89.6% for the same period in 2022. As of March 15, 2024, occupancy at the Company’s same-store properties was 92.1%.

Same-store revenues decreased by 2.5% for the three months ended December 31, 2023 versus the three months ended December 31, 2022, and increased by 2.1% for the year ended December 31, 2023 versus the year ended December 31, 2022. Same-store cost of operations increased by 5.3% for the three months ended December 31, 2023 versus the three months ended December 31, 2022, and increased by 9.1% for the twelve months ended December 31, 2023 versus the twelve months ended December 31, 2022. Same-store NOI decreased by 7.1% for the three months ended December 31, 2023 versus the three months ended December 31, 2022, and decreased by 1.7% for the twelve months ended December 31, 2023 versus the twelve months ended December 31, 2022. The decrease in same-store NOI was due primarily to an increase in expenses.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped maintain our overall average same-store occupancy of approximately 90% as of December 31, 2023. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty resulting in powerful referral and word-of-mouth market demand for our storage units and services.

These results are summarized as follows:

SAME - STORE PROPERTIES

Twelve Months Ended December 31,	2023	2022	Variance	% Change
Revenues	$12,111,742	$11,861,082	$250,660	2.1%
Cost of operations	$4,549,038	$4,169,182	$379,856	9.1%
Net operating income	$7,562,704	$7,691,900	$(129,196)	-1.7%
Depreciation and amortization	$1,449,571	$1,433,060	$16,511	1.2%
Net leasable square footage at period end*	830,019	829,448	571	0.1%
Net leased square footage at period end*	741,248	743,476	(2,228)	-0.3%
Overall square foot occupancy at period end	89.3%	89.6%	-0.3%	-0.3%
Total annualized revenue per leased square foot	$16.34	$15.95	$0.39	2.4%
Total available leasable storage units*	6,420	6,404	16	0.2%
Number of leased storage units	5,589	5,673	(84)	-1.5%

SAME - STORE PROPERTIES

Three Months Ended December 31,	2023	2022	Variance	% Change
Revenues	$2,960,108	$3,037,160	$(77,052)	-2.5%
Cost of operations	$1,174,658	$1,115,702	$58,956	5.3%
Net operating income	$1,785,450	$1,921,458	$(136,008)	-7.1%
Depreciation and amortization	$363,262	$358,847	$4,415	1.2%
Net leasable square footage at period end*	830,019	829,448	571	0.1%
Net leased square footage at period end*	741,248	743,476	(2,228)	-0.3%
Overall square foot occupancy at period end	89.3%	89.6%	-0.3%	-0.3%
Total annualized revenue per leased square foot	$15.97	$16.34	$(0.37)	-2.3%
Total available leasable storage units*	6,420	6,404	16	0.2%
Number of leased storage units	5,589	5,673	(84)	-1.5%

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

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2023	2022	2023	2022
Net income	$1,097,400	$440,451	$2,938,769	$2,057,723
Adjustments:
Management fees and other income	(16,262)	(21,550)	(78,973)	(83,768)
General and administrative	703,335	688,516	2,876,300	2,580,899
Depreciation and amortization	409,420	404,897	1,634,044	1,619,239
Business development	8,928	1,632	20,080	48,340
Dividend and interest income	(70,085)	(27,681)	(265,046)	(120,575)
Unrealized (gain) loss on marketable equity securities	(574,142)	227,144	(408,876)	1,117,029
Interest expense	226,856	208,049	846,406	780,223
Gain on Paycheck Protection Program (PPP) loan forgiveness	—	—	—	(307,210)
Total same-store net operating income	$1,785,450	$1,921,458	$7,562,704	$7,691,900

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2023	2022	2023	2022
Same-store revenues	$2,960,108	$3,037,160	$12,111,742	$11,861,082
Same-store cost of operations	$1,174,658	$1,115,702	$4,549,038	$4,169,182
Total same-store net operating income	$1,785,450	$1,921,458	$7,562,704	$7,691,900

Analysis of Same-Store Revenue

For the three and twelve months ended December 31, 2023, revenue decreased 2.5% and increased 2.1%, respectively, as compared to the same periods in 2022. The increase in the twelve months ended December 31, 2023 was attributable to, among other things, increased rental rates, and the results of our proprietary revenue rate management program of raising existing tenant rates. Same store average overall square foot occupancy for all of the Company’s same-stores combined decreased by 30 basis points to 89.3% in the twelve months ended December 31, 2023 from 89.6% in the twelve months ended December 31, 2022. As of March 15, 2024, occupancy at the Company’s same-store properties was 92.1%.

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

As of December 31, 2023, we observed no material degradation in rent collections. However, we believe that our bad debt losses could increase from historical levels, due to (i) cumulative stress (such as inflation, COVID-19, recession fears, etc.) on our customers’ financial capacity and (ii) reduced rent recoveries from auctioned units.

We may experience a change in the move-out patterns of our long-term customers due to economic uncertainty. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates.

We currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases for 2024, if any, to be similar to, or slightly greater than, those for the year ended December 31, 2023.

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

Importantly, we continue to refine our proprietary revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of December 31, 2023, our average tenant duration of stay was approximately 3.4 years, up from approximately 3.3 years as of December 31, 2022.

Analysis of Same-Store Cost of Operations

Same-store cost of operations increased 5.3% or $58,956 for the three months ended December 31, 2023 versus the three months ended December 31, 2022, and increased 9.1% or $379,856 for the twelve months ended December 31, 2023 versus the twelve months ended December 31, 2022. This increase in same-store cost of operations for the twelve months ended December 31, 2023 was due primarily to increased expenses for employment and real estate taxes.

Employment. On-site store manager, regional manager and district payroll expense increased 3.7% or $12,218 for the three months ended December 31, 2023 versus the three months ended December 31, 2022, and increased 9.3% or $113,353 for the twelve months ended December 31, 2023 as compared to the same period in 2022. This increase was due primarily to routine employee additions and inflationary increases in compensation rates for existing employees. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as district, regional, and store managers.

Real Estate Property Tax. Store property tax expense increased 10.4% or $43,611 for the three months ended December 31, 2023 versus the three months ended December 31, 2022, and increased 14.5% or $213,519 for the twelve months ended December 31, 2023 as compared to the same period in 2022. The increase in property tax expense during the year ended December 31, 2023 is primarily due to increased property assessment valuations and the loss of our Class 8 tax incentive granted to SSG Dolton LLC. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail. We currently expect same-store property tax expenses to increase during 2024, primarily due to increased property assessment valuations.

Administrative. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. Administrative expenses decreased 10.1% or $19,658 in the three months ended December 31, 2023 as compared to the same period in 2022, and decreased 5.1% or $43,210 in the twelve months ended December 31, 2023 as compared to the same period in 2022. We experienced a decrease in administrative expenses for the year ended December 31, 2023 due primarily to decreased utilities and landscaping expense. Credit card fees increased for the year ended December 31, 2023 due to an increase in rental payments received through credit cards, which is one of the results of our initiatives in building a higher quality overall tenant base. We currently expect moderate increases in other direct store costs in 2024.

Repairs and maintenance expense decreased 24.1% or $10,024 for the three months ended December 31, 2023 versus the three months ended December 31, 2022, and increased 13.9% or $21,612 for the twelve months ended

December 31, 2023 as compared to the same period in 2022. We experienced an increase in repairs and maintenance expense for the year ended December 31, 2023 due primarily to inflation and an increased number of one-off repairs in 2023 as compared to 2022.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utility expense decreased 10.2% or $5,731 for the three months ended December 31, 2023 versus the three months ended December 31, 2022, and decreased 4.2% or $11,293 for the twelve months ended December 31, 2023 as compared to the same period in 2022, primarily due to lower energy usage during the three and twelve months ended December 31, 2023 versus the same periods in 2022. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in higher net utility costs in 2024.

Landscaping expenses, which include snow removal costs, decreased 19.2% or $5,685 for the three months ended December 31, 2023 versus the three months ended December 31, 2022, and decreased 43.0% or $74,916 in the twelve months ended December 31, 2023 compared to the same period in 2022. The decrease in landscaping expense in the twelve months ended December 31, 2023 versus the same period in 2022 is primarily due to lower snow removal costs. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in 2024, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing. Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 7.8% or $6,862 for the three months ended December 31, 2023 versus the three months ended December 31, 2022, and decreased 14.6% or $43,131 for the twelve months ended December 31, 2023 as compared to the same period in 2022. The decrease in marketing expense in the twelve months ended December 31, 2023 versus the same period in 2022 is primarily due to decreased marketing costs and internet advertising expenses during the year ended 2023. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase in 2024.

General. Other direct store costs include general expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. General expenses increased 33.4% or $27,522 in the three months ended December 31, 2023 as compared to the same period in 2022, and increased 10.8% or $34,330 in the twelve months ended December 31, 2023 as compared to the same period in 2022, primarily due to increased insurance expense. We currently expect moderate increases in other direct store costs in 2024.

Lien Administration. Lien administration expenses increased 64.9% or $2,126 in the three months ended December 31, 2023 as compared to the same period in 2022, and increased 51.1% or $6,751 in the twelve months ended December 31, 2023 as compared to the same period in 2022.

Property Tax Expenses at Dolton, IL

Late in the third quarter of 2017, our Dolton, IL property was reassessed by the municipality and separately, our Class 8 tax incentive renewal hearing was held. As a result of those two events, our Dolton, IL property was reassessed at approximately 52% higher and the Class 8 tax incentive was not renewed. These events were applied retroactively to take effect on January 1, 2017. Property tax expenses have increased to $399,000 during 2020, $417,000 during 2021, $532,000 during 2022, and $559,000 during 2023. The Class 8 tax incentive phased out over the years 2017, 2018, 2019, 2020, and 2021. Both the property tax reassessment and our Class 8 tax incentive renewal status are currently under appeal. However, there is no guarantee that either the assessment will be reduced or our Class 8 tax incentive status will be reinstated.

Analysis of Global Self Storage FFO and AFFO

The following tables present a reconciliation and computation of net income to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share (unaudited):

	Three Months	Three Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Net income	$1,097,400	$440,451	$2,938,769	$2,057,723
Eliminate items excluded from FFO:
Unrealized (gain) loss on marketable equity securities	(574,142)	227,144	(408,876)	1,117,029
Depreciation and amortization	409,420	404,897	1,634,044	1,619,239
Gain on Paycheck Protection Program (PPP) loan forgiveness	—	—	—	(307,210)
FFO attributable to common stockholders	932,678	1,072,492	4,163,937	4,486,781
Adjustments:
Compensation expense related to stock-based awards	73,324	42,809	199,752	173,921
Business development, capital raising, and property acquisition costs	8,928	1,632	20,080	48,340
AFFO attributable to common stockholders	$1,014,930	$1,116,933	$4,383,769	$4,709,042

Earnings per share attributable to common stockholders - basic	$0.10	$0.04	$0.26	$0.19
Earnings per share attributable to common stockholders - diluted	$0.10	$0.04	$0.26	$0.19
FFO per share - diluted	$0.08	$0.10	$0.38	$0.41
AFFO per share - diluted	$0.09	$0.10	$0.40	$0.43

Weighted average shares outstanding - basic	11,057,928	11,025,477	11,045,699	10,845,884
Weighted average shares outstanding - diluted	11,096,619	11,071,042	11,087,217	10,900,041

Analysis of Global Self Storage Store Expansions

In addition to actively reviewing a number of store and portfolio acquisition candidates, we have been working to further redevelop and expand our current stores. In 2020, we completed three expansion / conversion projects at our properties located in Millbrook, NY, McCordsville, IN, and West Henrietta, NY. In 2021 and 2023, we completed conversion projects at our property located in Lima, OH.

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

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains/(losses) on the Company’s investment in marketable equity securities for the three and twelve months ended December 31, 2023 were $574,142 and $408,876, respectively, and for the three and twelve months ended December 31, 2022 were $(227,144) and $(1,117,029), respectively. As we continue to acquire and/or redevelop additional stores, as part of the funding for such activities, we may liquidate our investment in marketable equity securities and potentially realize gains or losses. As of December 31, 2023, our cumulative unrealized gain on marketable equity securities was $2,019,542. There were no realized gains or losses for the twelve months ended December 31, 2023 and December 31, 2022.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on this assessment, our management believes that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

Changes in Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during our fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 25, 2024, the Company entered into a second amended and restated employment agreement (the Agreement") with its Chief Executive Officer and President, Mark C. Winmill.

The Agreement has an initial term of three years and is subject to automatic one-year extensions thereafter, unless either party provides at least 90 days’ notice of non-renewal.

The Agreement provides for:

•
a monthly base salary of $37,250;
•
eligibility for an annual cash performance bonus based on the satisfaction of performance goals established by our board of directors or its compensation committee; and
•
participation in benefit plans applicable generally to executive officers.

The Agreement provides that, if Mr. Winmill’s employment is terminated by the Company without “cause” or by Mr. Winmill for “good reason” (each as defined in the Agreement), or as a result of the Company’s notice of non-renewal of the employment term, Mr. Winmill will be entitled to the following severance payments and benefits, subject to the execution and non-revocation of a general release of claims:

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

The Agreement contains standard confidentiality provisions, which apply indefinitely, and both non-competition and non-solicitation of employees and customers covenants, which apply during the term of employment and for a period of twelve months thereafter.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding our executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2023.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

Item 11. Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and trustee independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

Item 14. Principal Accounting Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

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

X

10.4	Form of Mortgage, Assignment of Leases and Rents and Security Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 30, 2016 and incorporated herein by reference)	X

10.5	Second Amended and Restated Employment Agreement between Mark C. Winmill and the Company dated March 25, 2024		X

10.6	Global Self Storage, Inc. 2017 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2017 and incorporated herein by reference)	X

10.7	Form of Restricted Share Award Agreement (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on March 28, 2018 and incorporated herein by reference)	X

10.8	Form of Performance Share Award Agreement (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on March 31, 2022 and incorporated herein by reference)	X

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

X

21.1	Subsidiaries of the Company		X

23.1	Consent of RSM US LLP for Global Self Storage, Inc.		X

24.1	Powers of Attorney (included as part of the signature pages hereto)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1	Policy for the Recovery of Erroneously Awarded Compensation	X

101.

The following materials from Global Self Storage, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, are formatted in Inline XBRL (eXtensible Business Reporting Language): (1) consolidated balance sheets; (2) consolidated statements of operations; (3) consolidated statements of comprehensive income (loss); (4) consolidated statement of changes in equity; (5) consolidated statements of cash flows; (6) notes to consolidated financial statements; and (7) financial statement schedule III.

X
104

The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 has been formatted in Inline XBRL (eXtensible Business Reporting Language) and in included in Exhibit 101.

X

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: March 26, 2024	/s/ Mark C. Winmill
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

Date: March 26, 2024	/s/ Mark C. Winmill
By: Mark C. Winmill
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 26, 2024	/s/ Thomas O’Malley
By: Thomas O’Malley
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 26, 2024	/s/ Thomas B. Winmill
By: Thomas B. Winmill
Director

Date: March 26, 2024	/s/ Russell E. Burke III
By: Russell E. Burke III
Director

Date: March 26, 2024	/s/ George B. Langa
By: George B. Langa
Director

Date: March 26, 2024	/s/ William C. Zachary
By: William C. Zachary
Director

Date: March 26, 2024	/s/ Sally C. Carroll
By: Sally C. Carroll
Director

Global Self Storage, Inc.

Financial Statements`

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors

Global Self Storage, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Self Storage, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

March 26, 2024

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Real estate assets, net	$55,481,220	$56,884,160
Cash and cash equivalents	6,921,779	6,363,610
Restricted cash	106,767	151,397
Investments in securities	2,775,029	2,366,153
Accounts receivable	169,410	168,299
Prepaid expenses and other assets	629,196	479,458
Interest rate cap	50,881	123,152
Line of credit issuance costs, net	50,801	152,402
Goodwill	694,121	694,121
Total assets	$66,879,204	$67,382,752
Liabilities and stockholders' equity
Note payable, net	$16,901,219	$17,420,854
Accounts payable and accrued expenses	1,731,958	1,622,784
Total liabilities	18,633,177	19,043,638
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 11,153,513 shares and 11,109,077 shares issued and outstanding at December 31, 2023 and 2022, respectively	111,535	111,091
Additional paid in capital	49,229,020	49,029,712
Accumulated deficit	(1,094,528)	(801,689)
Total stockholders' equity	48,246,027	48,339,114
Total liabilities and stockholders' equity	$66,879,204	$67,382,752

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Revenues
Rental income	$11,719,165	$11,485,511
Other property related income	392,577	375,571
Management fees and other income	78,973	83,768
Total revenues	12,190,715	11,944,850
Expenses
Property operations	4,549,038	4,169,182
General and administrative	2,876,300	2,580,899
Depreciation and amortization	1,634,044	1,619,239
Business development	20,080	48,340
Total expenses	9,079,462	8,417,660
Operating income	3,111,253	3,527,190
Other income (expense)
Dividend and interest income	265,046	120,575
Unrealized gain (loss) on marketable equity securities	408,876	(1,117,029)
Interest expense	(846,406)	(780,223)
Gain on Paycheck Protection Program (PPP) loan forgiveness	—	307,210
Total other expense, net	(172,484)	(1,469,467)
Net income and comprehensive income	$2,938,769	$2,057,723
Earnings per share
Basic	$0.26	$0.19
Diluted	$0.26	$0.19
Weighted average shares outstanding
Basic	11,045,699	10,845,884
Diluted	11,087,217	10,900,041

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained
				earnings	Total
	Common stock		Paid in	(accumulated	stockholders'
	Shares	Par value	capital	deficit)	equity
Balance at December 31, 2021	10,708,613	$107,086	$46,851,360	$159,651	$47,118,097
Restricted stock grants issued	29,944	299	(299)	—	—
Restricted stock grants forfeiture	(3,313)	(33)	33	—	—
Issuance of common stock, net of expenses	373,833	3,739	2,004,697	—	2,008,436
Stock-based compensation	—	—	173,921	—	173,921
Net income	—	—	—	2,057,723	2,057,723
Dividends	—	—	—	(3,019,063)	(3,019,063)
Balance at December 31, 2022	11,109,077	111,091	49,029,712	(801,689)	48,339,114
Restricted stock grants issued	49,455	494	(494)	—	—
Restricted stock grants forfeiture	(5,019)	(50)	50	—	—
Stock-based compensation	—	—	199,752	—	199,752
Net income	—	—	—	2,938,769	2,938,769
Dividends	—	—	—	(3,231,608)	(3,231,608)
Balance at December 31, 2023	11,153,513	$111,535	$49,229,020	$(1,094,528)	$48,246,027

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Cash flows from operating activities
Net income	$2,938,769	$2,057,723
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,634,044	1,619,239
Unrealized (gain) loss on marketable equity securities	(408,876)	1,117,029
Unrealized loss (gain) on interest rate cap premium	72,271	(113,744)
Amortization of loan procurement costs	138,735	139,895
Stock-based compensation	199,752	173,921
Gain on PPP loan forgiveness	—	(307,210)
Changes in operating assets and liabilities:
Accounts receivable	(1,111)	(47,658)
Prepaid expenses and other assets	(131,265)	108,861
Accounts payable and accrued expenses	81,779	48,999
Net cash provided by operating activities	4,524,098	4,797,055
Cash flows from investing activities
Improvements and equipment additions	(231,104)	(113,333)
Net cash used in investing activities	(231,104)	(113,333)
Cash flows from financing activities
Principal payments on note payable	(556,769)	(533,952)
Dividends paid	(3,222,686)	(3,014,108)
Issuance of common stock, net of expenses	—	2,008,436
Proceeds received on PPP loan forgiveness	—	307,210
Net cash used in financing activities	(3,779,455)	(1,232,414)
Net increase in cash, cash equivalents, and restricted cash	513,539	3,451,308
Cash, cash equivalents, and restricted cash, beginning of period	6,515,007	3,063,699
Cash, cash equivalents, and restricted cash, end of period	$7,028,546	$6,515,007
Supplemental cash flow and noncash information
Cash paid for interest	$735,620	$758,439
Supplemental disclosure of noncash activities:
Dividends payable	$8,923	$4,955

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$6,921,779	$6,363,610
Restricted cash	$106,767	151,397
Total cash, cash equivalents, and restricted cash as shown in our consolidated statements of cash flows	$7,028,546	$6,515,007

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

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company has reviewed its tax positions and has concluded that no liability for unrecognized tax benefits should be recorded or disclosed related to uncertain tax positions taken on federal, state, and local income tax returns for open tax years (2020 – 2022), or is expected to be taken in the Company’s 2023 tax returns.

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

Real Estate Assets

Real estate assets are carried at cost less accumulated depreciation. Direct and allowable internal costs associated with the development, construction, renovation, and improvement of real estate assets are capitalized. Property taxes and other costs associated with development incurred during a construction period are capitalized. A construction period begins when expenditures for a real estate asset have been made and activities that are necessary to prepare the asset for its intended use are in progress. A construction period ends when an asset is substantially complete and ready for its intended use.

Acquisition costs are generally capitalized for acquisitions that qualify as asset acquisitions. When properties are acquired, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Allocations to land, building and improvements, and equipment are recorded based upon their respective fair values as estimated by management.

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

Evaluation of Asset Impairment

The Company evaluates its real estate assets and intangible assets, if any, for indicators of impairment. If there are indicators of impairment and we determine that the asset is not recoverable from future undiscounted cash flows to be received through the asset’s remaining life (or, if earlier, the expected disposal date), we record an impairment charge to the extent the carrying amount exceeds the asset’s estimated fair value or net proceeds from expected disposal.

The Company evaluates goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value may be less that carrying amounts. If it is determined that the carrying amount of goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value, an impairment charge is recorded. There were no indicators of impairment to goodwill and real estate assets and no impairment charges were recorded during 2023 or 2022.

Stock-based Compensation

The measurement and recognition of compensation expense for all stock-based compensation awards to employees and independent directors are based on estimated fair values. Awards granted are measured at fair value and any compensation expense is recognized over the service periods of each award. For awards granted which contain a graded vesting schedule and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award. For awards granted for which vesting is subject to a performance condition, compensation cost is recognized over the requisite service period if and when the Company concludes it is probable that the performance condition will be achieved. The estimated number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

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

3. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows:

	December 31, 2023	December 31, 2022
Land	$6,122,065	$6,122,065
Buildings, improvements, and equipment	60,915,497	60,684,393
Self storage properties	67,037,562	66,806,458
Less: accumulated depreciation and amortization	(11,556,342)	(9,922,298)
Real estate assets, net	$55,481,220	$56,884,160

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consisted of the following:

		Gross Unrealized
December 31, 2023	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$2,019,542	$—	$2,775,029
Total investment in marketable equity securities	$755,487	$2,019,542	$—	$2,775,029

		Gross Unrealized
December 31, 2022	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,610,666	$—	$2,366,153
Total investment in marketable equity securities	$755,487	$1,610,666	$—	$2,366,153

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2023 and December 31, 2022:

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,775,029	$—	$—	$2,775,029
Interest rate cap	—	50,881	—	50,881
Total assets at fair value	$2,775,029	$50,881	$—	$2,825,910

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,366,153	$—	$—	$2,366,153
Interest rate cap	—	123,152	—	123,152
Total assets at fair value	$2,366,153	$123,152	$—	$2,489,305

There were no assets transferred from level 1 to level 2 during the years ended December 31, 2023 or December 31, 2022. The Company did not have any level 3 assets or liabilities as of December 31, 2023 or December 31, 2022.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their respective carrying values as of December 31, 2023 and 2022. The aggregate estimated fair value of the Company’s debt was $14,956,981 and $15,645,769 as of December 31, 2023 and 2022, respectively. These estimates were based on market interest rates for comparable obligations, general market conditions and maturity.

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

The following table summarizes the terms of the Company’s derivative financial instrument:

	Notional Amount			Effective	Maturity
Product	December 31, 2023	December 31, 2022	Strike	Date	Date
Cap Agreement	$7,500,000	$7,500,000	3.75%	12/20/2021	7/6/2024

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

The Loan Documents require the Secured Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Lender may accelerate amounts outstanding under the Loan Documents upon the occurrence of an Event of Default (as defined in the Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. As of December 31, 2023 and 2022, the Company was in compliance with these covenants.

The Company incurred loan procurement costs of $646,246 and such costs have been recorded net of the note payable on the consolidated balance sheets. The costs are amortized over the term of the loan using the effective interest method and are recorded as an adjustment to interest expense. The Company recorded amortization expense of $37,134 and $38,293 for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022 the carrying value of the Company’s note payable is summarized as follows:

Note Payable	December 31, 2023	December 31, 2022
Principal balance outstanding	$17,244,687	$17,801,456
Less: Loan procurement costs, net	(343,468)	(380,602)
Total note payable, net	$16,901,219	$17,420,854

As of December 31, 2023, the note payable was secured by certain of its self storage properties with an aggregate net book value of approximately $23.9 million. The following table represents the future principal payment requirements on the note payable as of December 31, 2023:

2024	$582,591
2025	607,488
2026	633,449
2027	660,519
2028	688,746
2029 and thereafter	14,071,894
Total principal payments	$17,244,687

Revolving Line of Credit

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries may borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million in years 2 and 3, respectively, pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month U.S. Dollar London Inter-Bank Offered Rate or one-quarter of one percent (0.25%) and is due to mature on July 6, 2024. The Company is considering, among other things, refinancing or finding a suitable replacement for the revolving line of credit in light of its upcoming maturity. The publication of LIBOR ceased immediately after June 30, 2023. The Amended Credit Facility Loan Agreement provides for a replacement index based on the Secured Overnight Financing Rate (“SOFR”). The interest rate on the Amended Credit Facility Promissory Note subsequent to June 30, 2023, is equal to 3% plus the greater of SOFR plus 0.11448% or 0.25%. As of December 31, 2023 , the effective interest rate under the replacement index was approximately 8.46%. The obligations under the Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents” or the “Revolver”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility

Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents.

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

The Company incurred issuance costs of $231,926 and $477,981 for the July 6, 2021 Revolver extension and entry into the Revolver in December 18, 2018, respectively, and such costs are amortized as an adjustment to interest expense using the straight-line method, which approximates the effective interest method, over the term of the loan. The Company recorded amortization expense of $101,602 and $101,602 for the years ended December 31, 2023 and 2022, respectively. The was no outstanding loan balance under the Revolver as of December 31, 2023 and 2022, respectively.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s secured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. The Company had right-of-use assets and lease liabilities related to its operating leases of $35,726 and $35,726 as of December 31, 2023 and $54,199 and $54,199 as of December 31, 2022. Such amounts are amortized using a straight-line method over the term of the lease and are included in prepaid expenses and other assets and accounts payable and accrued expenses on the Company’s consolidated balance sheets, respectively. Amortization expense for the years ended December 31, 2023 and 2022 was $18,473 and $14,814, respectively. As of December 31, 2023, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were approximately 1.8 years and 3.77%, respectively.

The total lease payments under the automobile lease are $37,031 as of December 31, 2023 and the future minimum lease payments are $20,198, and $16,833 for the years ending December 31, 2024 and 2025, respectively.

9. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to potentially diluted securities. The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2023	2022
Net income	$2,938,769	$2,057,723
Earnings and dividends allocated to participating securities	(24,425)	(23,567)
Net income attributable to common stockholders	$2,914,344	$2,034,156
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	11,045,699	10,845,884
Net effect of dilutive unvested restricted stock awards included for treasury stock method	41,518	54,157
Average number of common shares outstanding - diluted	11,087,217	10,900,041
Earnings per common share
Basic	$0.26	$0.19
Diluted	$0.26	$0.19

Common stock dividends totaled $3,231,608 ($0.29 per share) and $3,019,063 ($0.275 per share) for the years ended December 31, 2023 and 2022, respectively.

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation (“Bexil”), Tuxis Corporation (“Tuxis”), and their affiliates (collectively with the Company, the “Affiliates”). As of December 31, 2023, certain of the Affiliates and the Company's directors and employees may be deemed to own, in aggregate, approximately 8.1% of the Company’s outstanding common stock.

Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the Code and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. The aggregate compensation and benefits accrued and paid by the Company to MMC were $2,883,067 and $2,465,326 for the years ended December 31, 2023 and 2022, respectively. Expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The aggregate administrative and support function expenses accrued and paid by the Company to Winco were $31,243 and $24,183 for the years ended December 31, 2023 and 2022, respectively. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the Code. The Company's allocated matching expense was $102,219 and $87,238 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company had reimbursements payable to MMC and Winco for compensation, benefits, and administrative and support function expenses of $23,523 and $16,835, respectively.

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

The Company leases office space and storage to certain Affiliates under rental agreements. The terms of occupancy are month to month and automatically renew unless terminated by either party on thirty days’ written notice. The Company earned rental income of $4,800 and $18,000 for the years ended December 31, 2023 and December 31, 2022, respectively.

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

11. CAPITAL STOCK

As of December 31, 2023, the Company was authorized to issue 450,000,000 shares of $0.01 par value common stock of which 11,153,513 shares were issued and outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, of which none has been issued.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $15,000,000, through the Agent. There were no shares of common stock sold during the year ended December 31, 2023 under the sales agreement. For the year ended December 31, 2022, under the Sales Agreement, the Company sold and issued an aggregate of 373,833 shares of common stock and raised aggregate gross proceeds of approximately $2,272,628, less sales commissions of approximately $45,491 and other offering costs resulting in net proceeds of $2,008,436.

12. STOCK-BASED COMPENSATION

On October 16, 2017 (“Effective Date”), the Company’s stockholders approved the Company’s 2017 Equity Incentive Plan (the “Plan”). The Plan is designed to provide equity-based incentives to certain eligible persons, as defined in the Plan, in the form of options, share appreciation rights, restricted stock, restricted stock units, dividend equivalent rights or other forms of equity-based compensation as determined in the discretion of the Company's board of directors, the compensation committee of the Company's board of directors, or other designee thereof. The total number of shares of common stock reserved and available for issuance under the Plan on the Effective Date was 760,000.

The Company recorded $199,752 and $173,921 of expense in general and administrative expense in its consolidated statements of operations related to restricted stock awards for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there was $157,097 and $204,806 of unrecognized compensation expense related to unvested time-based and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted—average period of 2.1 years and 2.7 years for time-based and performance-based awards, respectively. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date.

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

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2021	61,201	$4.45
Granted	11,000	$5.52
Vested	(23,645)	$4.50
Forfeited	(3,313)	$4.74
Unvested at December 31, 2022	45,243	$4.66
Granted	19,238	$5.01
Vested	(26,362)	$4.62
Forfeited	(5,019)	$5.02
Unvested at December 31, 2023	33,100	$4.84

Performance-Based Restricted Stock Grants

Performance-based restricted stock grants vest based on continued employment and the achievement of certain Funds from Operations, as adjusted (“AFFO”) and same store revenue growth (“SSRG”) goals by the Company during 2023. Between 0% and 200% of these shares will be earned based on achievement of the AFFO and SSRG goals in 2023, and the shares which are earned will remain subject to quarterly vesting during the remaining four-year time vesting period. Dividends paid by the Company prior to the determination of how many shares are earned will be retained by the Company and released only with respect to earned shares. If a Change in Control (as defined in the Plan) occurs the number of shares earned will equal the greater of the number of shares granted and the number of shares which would have been earned based on the AFFO and SSRG through the date of the Change in Control. If following a Change in Control, a grantee is terminated by the Company without Cause or by the grantee with Good Reason (as each is defined in the Plan), all unvested restricted stock will fully vest. Performance-based restricted stock earned during 2023 and 2022 were 30,217 shares and 18,944 shares, respectively.

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-based Stock Grants	Shares	Fair Value
Unvested at December 31, 2021	22,535	$4.34
Granted	18,944	$5.52
Vested	(15,588)	$4.57
Unvested at December 31, 2022	25,891	$5.07
Granted	30,217	$5.11
Vested	(16,084)	$4.96
Unvested at December 31, 2023	40,024	$5.14

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

14. RISKS AND UNCERTANTIES

General Market Risks

The Company’s portfolio and the success of its investment activities are affected by global and national economic, political and market conditions generally and also by the local economic conditions where its assets are located. Certain external events such as public health crises, including the novel coronavirus (“COVID-19”) and its variants, natural disasters and geopolitical events, including the ongoing conflict between Russia, Belarus and Ukraine and the ongoing conflict between Israel and Hamas, have recently led to increased financial and credit market volatility and disruptions, leading to record inflationary pressure, rising interest rates, supply chain issues, labor shortages and recessionary concerns. The full impact of such external events on the financial and credit markets and consequently on the Company’s financial conditions and results of operations is uncertain and cannot be fully predicted. The Company will continue to monitor these events and will adjust its operations as necessary.

Credit Risk

Credit risk - Financial assets that are exposed to credit risk consist primarily of cash, cash equivalents, and restricted cash and certain portions of accounts receivable including rents receivable from our tenants. Risk to collection of rents receivable is mitigated by: (i) dispersion of rents receivable across many tenants, (ii) marketing targeted to tenants that have established credit, (iii) use of autopay, and (iv) use of collection procedures. Cash, cash equivalents and restricted cash are on deposit with highly rated commercial banks and financial institutions.

Market Risk

Investments in securities subject the Company to market risk. Investments in securities may decline in value. The Company monitors the stock prices of the investments and the financial performance of the related companies.

15. SUBSEQUENT EVENTS

On March 1, 2024, the Company declared a cash dividend of $0.0725 per common share payable on March 28, 2024 to stockholders of record as of March 15, 2024.

On March 25, 2024, the Company entered into a second amended and restated employment agreement with its Chief Executive Officer and President, Mark C. Winmill.

On March 25, 2024, the Company approved restricted share awards under the Plan to certain of its officers and employees in the aggregate amount of 108,374 shares, of which 23,726 shares are performance-based grants and the remainder of the shares are time-based grants. Between 0% and 200% of these shares will be earned based on achievement of the AFFO and SSRG goals in 2024, and the shares which are earned will remain subject to quarterly vesting during the remaining four-year time vesting period. Dividends paid by the Company prior to the determination of how many shares are earned will be retained by the Company and released only with respect to earned shares. If a Change in Control (as defined in the Plan) occurs during 2024, the number of shares earned will equal the greater of the number of shares granted and the number of shares which would have been earned based on the AFFO and SSRG through the date of the Change in Control. If following a Change in Control, a grantee is terminated by the Company without Cause or by the grantee with Good Reason (as each is defined in the Plan), all unvested restricted shares will fully vest.

GLOBAL SELF STORAGE, INC.

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

December 31, 2023

		Initial cost			Gross Carrying Amount at December 31, 2023
Description	Square Footage	Land	Buildings & Improvements	Costs Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation
Clinton, CT (A)	30,408	356,040	3,108,285	43,528	356,040	$3,151,813	$3,507,853	$545,116
Bolingbrook, IL (B)	113,700	633,914	5,491,409	2,488,142	633,914	7,979,551	8,613,465	1,631,687
Dolton, IL (B)	86,590	614,413	5,227,313	52,466	614,413	5,279,779	5,894,192	1,113,932
McCordsville, IN (A)	76,335	770,000	6,776,000	497,478	770,000	7,273,478	8,043,478	1,276,122
Merrillville, IN (B)	81,270	597,229	5,104,011	477,001	597,229	5,581,012	6,178,241	1,153,502
Millbrook, NY (A)	24,482	423,960	2,900,895	2,366,532	423,960	5,267,427	5,691,387	736,409
Rochester, NY (B)	68,311	571,583	5,227,630	34,843	571,583	5,262,473	5,834,056	1,074,892
Lima, OH (A)	94,928	530,000	4,664,000	389,070	530,000	5,053,070	5,583,070	881,873
Sadsburyville, PA (B)	78,875	462,749	5,146,579	41,067	462,749	5,187,646	5,650,395	1,101,215
Summerville, SC (B) (1)	76,460	345,160	2,989,159	103,589	345,160	3,092,748	3,437,908	626,833
Summerville, SC (B) (2)	43,110	188,766	1,605,405	32,614	188,766	1,638,019	1,826,785	333,809
West Henrietta, NY (A)	55,550	628,251	5,229,481	278,128	628,251	5,507,609	6,135,860	447,705
	830,019	$6,122,065	$53,470,167	$6,804,458	$6,122,065	$60,274,625	$66,396,690	$10,923,095

(A)
This property is held as collateral under the Revolver. There was no outstanding balance under the Revolver as of December 31, 2023.
(B)
This property is held as collateral under the Loan Agreement with an outstanding balance of $17,244,687 as of December 31, 2023.
(1)
SSG Summerville I LLC.
(2)
SSG Summerville II LLC.

Activity in storage properties during the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Storage properties *
Balance at beginning of period	$66,806,458	$66,693,125
Improvements	231,104	113,333
Balance at end of period	67,037,562	66,806,458

Accumulated depreciation
Balance at beginning of period	(9,922,298)	(8,303,059)
Depreciation expense	(1,634,044)	(1,619,239)
Balance at end of period	(11,556,342)	(9,922,298)
Storage properties, net	$55,481,220	$56,884,160

* These amounts include equipment that is housed at the Company’s properties which is excluded from Schedule III above.

As of December 31, 2023, the aggregate cost of real estate for U.S. federal income tax purposes was $62,766,523.