Form 10-Q
period 2024-03-31
Global Self Storage, Inc.
filed 2024-05-10
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 19, 2024 was 11,259,870.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Real estate assets, net	$55,084,366	$55,481,220
Cash and cash equivalents	6,740,078	6,921,779
Restricted cash	126,162	106,767
Investments in securities	2,600,151	2,775,029
Accounts receivable	152,666	169,410
Prepaid expenses and other assets	630,375	629,196
Line of credit issuance costs, net	25,400	50,801
Interest rate cap	30,200	50,881
Goodwill	694,121	694,121
Total assets	$66,083,519	$66,879,204
Liabilities and equity
Note payable, net	$16,767,445	$16,901,219
Accounts payable and accrued expenses	1,541,461	1,731,958
Total liabilities	18,308,906	18,633,177
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 11,267,048 shares and 11,153,513 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	112,671	111,535
Additional paid in capital	49,298,888	49,229,020
Accumulated deficit	(1,636,946)	(1,094,528)
Total stockholders' equity	47,774,613	48,246,027
Total liabilities and stockholders' equity	$66,083,519	$66,879,204

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenues
Rental income	$2,913,461	$2,924,404
Other property related income	103,850	91,737
Management fees and other income	16,729	21,811
Total revenues	3,034,040	3,037,952
Expenses
Property operations	1,231,116	1,121,337
General and administrative	802,730	679,712
Depreciation and amortization	406,925	406,841
Business development	2,275	5,249
Total expenses	2,443,046	2,213,139
Operating income	590,994	824,813
Other income (expense)
Dividend and interest income	54,877	41,566
Unrealized (loss) gain on marketable equity securities	(174,878)	362,050
Interest expense	(204,843)	(235,888)
Total other income (expense), net	(324,844)	167,728
Net income and comprehensive income	$266,150	$992,541
Earnings per share
Basic	$0.02	$0.09
Diluted	$0.02	$0.09
Weighted average shares outstanding
Basic	11,073,439	11,034,193
Diluted	11,110,963	11,080,511

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

					Total
	Common stock		Additional paid in	Accumulated	stockholders'
	Shares	Par value	capital	deficit	equity
Balances at December 31, 2023	11,153,513	$111,535	$49,229,020	$(1,094,528)	$48,246,027
Restricted stock grants issued	114,378	1,144	(1,144)	—	—
Restricted stock grant forfeiture	(843)	(8)	8	—	—
Stock-based compensation	—	—	71,004	—	71,004
Net income	—	—	—	266,150	266,150
Dividends	—	—	—	(808,568)	(808,568)
Balances at March 31, 2024	11,267,048	$112,671	$49,298,888	$(1,636,946)	$47,774,613

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

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$266,150	$992,541
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	406,925	406,841
Unrealized loss (gain) on marketable equity securities	174,878	(362,050)
Unrealized loss on interest rate cap premium	20,681	24,244
Amortization of loan procurement costs	34,498	34,794
Stock-based compensation	71,004	37,787
Changes in operating assets and liabilities:
Accounts receivable	16,744	6,720
Prepaid expenses and other assets	(1,179)	(55,679)
Accounts payable and accrued expenses	(192,688)	(81,453)
Net cash provided by operating activities	797,013	1,003,745
Cash flows from investing activities
Improvements and equipment additions	(10,071)	(109,609)
Net cash used in investing activities	(10,071)	(109,609)
Cash flows from financing activities
Principal payments on note payable	(142,871)	(137,015)
Dividends paid	(806,377)	(803,855)
Net cash used in financing activities	(949,248)	(940,870)
Net decrease in cash, cash equivalents, and restricted cash	(162,306)	(46,734)
Cash, cash equivalents, and restricted cash, beginning of period	7,028,546	6,515,007
Cash, cash equivalents, and restricted cash, end of period	$6,866,240	$6,468,273
Supplemental cash flow and noncash information
Cash paid for interest	$180,226	$186,082
Supplemental disclosure of noncash activities:
Dividends payable	$2,191	$1,373

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION

Global Self Storage, Inc. (the “Company,” “we,” “our,” “us”) is a self-administered and self-managed Maryland real estate investment trust (“REIT”) that owns, operates, manages, acquires, and redevelops self storage properties (“stores” or “properties”) in the United States. As of March 31, 2024, through its wholly owned subsidiaries, the Company owned and/or managed 13 self-storage properties in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company operates primarily in one segment: rental operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with accounting standards generally accepted in the United States of America ("GAAP") for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our unaudited consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$6,740,078	$6,921,779
Restricted cash	126,162	106,767
Total cash, cash equivalents, and restricted cash as shown in our unaudited consolidated statements of cash flows	$6,866,240	$7,028,546

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

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company has reviewed its tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on federal, state, and local income tax returns for open tax years (2021 – 2023), or are expected to be taken in the Company’s 2024 tax returns.

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

Derivative Financial Instruments

The Company carries all derivative financial instruments on the balance sheet at fair value. Fair value of derivatives is determined by reference to observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship. The Company’s use of derivative instruments has been limited to an interest rate cap agreement. For derivative instruments not designated as cash flow hedges, the unrealized gains and losses are included in interest expense in the accompanying statements of operations. For derivatives designated as cash flow hedges, the effective portion of the changes in the fair value of the derivatives is initially reported in accumulated other comprehensive income in the Company’s balance sheets and subsequently reclassified into earnings when the hedged transaction affects earnings. The valuation analysis of the interest rate cap reflects the contractual terms of derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.

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

The Company evaluates goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value may be less that carrying amounts. If it is determined that the carrying amount of goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value, an impairment charge is recorded. There were no indicators of impairment to goodwill and real estate assets as of March 31, 2024, and no impairment charges were recorded for any periods presented herein.

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

Loan Procurement Costs

Loan procurement costs on the Company's term loan note payable are presented as a direct deduction from the carrying amount of the related debt liability. The loan procurement costs related to the note payable are amortized using the effective interest method over the life of the loan. Loan procurement costs associated with the Company's revolving line of credit remain in line of credit issuance costs, net of amortization on the Company's consolidated balance sheets. The costs related to the revolving line of credit are amortized using the straight-line method, which approximates the effective interest method, over the estimated life of the related debt.

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

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires the disclosure of incremental segment information, including significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and a reconciliation of segment profit or loss to net income. The title and position of the CODM must also be disclosed, along with how the CODM uses the reported measures to assess segment performance and to allocate resources. Entities with a single reportable segment (such as the Company) will be required to provide the disclosures required by Topic 280, as amended. The standard became effective for the Company on January 1, 2024 and the required disclosures for the Company will begin with its Annual Report on Form 10-K for the fiscal year ending December 31, 2024. The adoption and implementation of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows

	March 31, 2024	December 31, 2023
Land	$6,122,065	$6,122,065
Buildings, improvements, and equipment	60,925,568	60,915,497
Self storage properties	67,047,633	67,037,562
Less: Accumulated depreciation	(11,963,267)	(11,556,342)
Real estate assets, net	$55,084,366	$55,481,220

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consisted of the following:

		Gross Unrealized
March 31, 2024	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,844,664	$—	$2,600,151
Total investment in marketable equity securities	$755,487	$1,844,664	$—	$2,600,151

		Gross Unrealized
December 31, 2023	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$2,019,542	$—	$2,775,029
Total investment in marketable equity securities	$755,487	$2,019,542	$—	$2,775,029

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2024 and December 31, 2023:

March 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,600,151	$—	$—	$2,600,151
Interest rate cap derivative	—	30,200	—	30,200
Total assets at fair value	$2,600,151	$30,200	$—	$2,630,351

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,775,029	$—	$—	$2,775,029
Interest rate cap derivative	—	50,881	—	50,881
Total assets at fair value	$2,775,029	$50,881	$—	$2,825,910

There were no assets transferred from level 1 to level 2 as of March 31, 2024. The Company did not have any level 3 assets or liabilities as of March 31, 2024.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximated their respective carrying values as of March 31, 2024. The estimated fair value of the Company’s outstanding debt was approximately $14,160,976 as of March 31, 2024. This estimate was based on market interest rates for comparable obligations, general market conditions, and maturity.

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

The following table summarizes the terms of the Company’s derivative financial instrument:

	Notional Amount			Effective	Maturity
Product	March 31, 2024	December 31, 2023	Strike	Date	Date
Cap Agreement	$7,500,000	$7,500,000	3.75%	12/20/2021	7/6/2024

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

The Loan Documents require the Secured Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Lender may accelerate amounts outstanding under the Loan Documents upon the occurrence of an event of default (as defined in the Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. As of March 31, 2024, the Company was in compliance with these covenants.

The Company incurred loan procurement costs of $646,246 and such costs have been recorded as a reduction of the note payable on the consolidated balance sheet and are amortized as an adjustment to interest expense over the term of the loan. The Company recorded amortization expense of $9,097 and $9,394 for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 and December 31, 2023 ,the carrying value of the Company’s note payable is summarized as follows:

Note Payable	March 31, 2024	December 31, 2023
Principal balance outstanding	$17,101,816	$17,244,687
Less: Loan procurement costs, net	(334,371)	(343,468)
Total note payable, net	$16,767,445	$16,901,219

As of March 31, 2024, the note payable was secured by certain of the Company’s self storage properties with an aggregate net book value of approximately $23.8 million. The following table represents the future principal payment requirements on the note payable as of March 31, 2024:

2024 (9 months)	$439,221
2025	607,488
2026	633,449
2027	660,519
2028	688,746
2029 and thereafter	14,072,393
Total principal payments	$17,101,816

Revolving Line of Credit

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries may borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million in years 2 and 3, respectively, pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the Secured Overnight Financing Rate (“SOFR”) plus 0.11448% or one-quarter of one percent (0.25%) and is due to mature on July 6, 2024. As of March 31, 2024, the effective interest rate was approximately 8.44%. The obligations under the Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents” or the “Revolving Line of Credit”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents. The Company is considering, among other things, refinancing or finding a suitable replacement for the revolving line of credit in light of its upcoming maturity.

The Revolving Line of Credit requires the Secured Subsidiaries and the Company to comply with certain covenants, including, among others, customary financial covenants. The Lender may accelerate amounts outstanding under the Loan Documents upon the occurrence of an Event of Default (as defined in the Agreement) including, but not limited to, the failure to pay amounts due to the Lender or commencement of bankruptcy proceedings.

The Company incurred issuance costs of $231,926 and $477,981 for the July 6, 2021 Revolving Line of Credit extension and entry into the Revolving Line of Credit in December 18, 2018, respectively, and such costs are amortized as an adjustment to interest expense using the straight-line method, which approximates the effective interest method, over the term of the loan. The Company recorded amortization expense of $25,401 and $25,400 for the three months ended March 31, 2024 and 2023, respectively. The was no outstanding loan balance under the Revolving Line of Credit as of March 31, 2024 or December 31, 2023.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s secured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. The Company had right-of-use assets and lease liabilities related to its operating leases of $30,998 and $30,998, respectively, as of March 31, 2024 and $35,726 and $35,726, respectively, as of December 31, 2023. Such amounts are amortized using a straight-line method over the term of the lease, and are included in prepaid expenses and other assets and accounts payable and accrued expenses on the Company’s consolidated balance sheets, respectively. Amortization expense for the three months ended March 31, 2024 and 2023 was $4,728 and $4,553, respectively. As of March 31, 2024, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were approximately 1.6 years and 3.77%, respectively.

The remaining future minimum lease payments under the automobile lease are $31,982 as of March 31, 2024 and the future minimum lease payments are $15,149 and $16,833 for the years ending December 31, 2024 and 2025, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2024	2023
Net income	$266,150	$992,541
Earnings and dividends allocated to participating securities	(5,734)	(5,264)
Net income attributable to common stockholders	$260,416	$987,277
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	11,073,439	11,034,193
Net effect of dilutive unvested restricted stock awards included for treasury stock method	37,524	46,318
Average number of common shares outstanding - diluted	11,110,963	11,080,511
Earnings per common share
Basic	$0.02	$0.09
Diluted	$0.02	$0.09

Common stock dividends totaled $808,568 ($0.0725 per share) and $805,228 ($0.0725 per share) for the three months ended March 31, 2024 and 2023, respectively.

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and/or directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation (“Tuxis”), and/or their affiliates (collectively with the Company, the “Affiliates”). As of March 31, 2024, certain of the Affiliates and the Company’s directors and employees may be deemed to own, in the aggregate, approximately 9.1% of the outstanding common stock.

Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the Code and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. The aggregate compensation and benefits accrued and funded by the Company to MMC were $799,061 and $740,180 for the three months ended March 31, 2024 and 2023, respectively. Expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The aggregate administrative and support function expenses accrued and paid by the Company to Winco was $7,064 and $7,028 for the three months ended March 31, 2024 and 2023, respectively. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the Code. The Company's allocated matching expense was $29,053 and $27,404 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had reimbursements payable to MMC and Winco for compensation, benefits, and administrative and support function expenses of $34,791.

The Company currently reimburses monthly automobile expenses of $1,000 per month to its President, Mark C. Winmill. To the extent that the monthly payment under the Company’s automobile lease exceeds the current monthly reimbursement amount, Mr. Winmill voluntarily reimburses the Company for the excess amount. In this regard, Mr. Winmill has reimbursed the Company $8,198 and $8,198 for the automobile payments paid and due in 2024 and 2023, respectively.

The Company leases office space and storage to certain Affiliates under rental agreements. The terms of occupancy are month to month and automatically renew unless terminated by either party on thirty days’ written notice. The Company earned rental income of $1,200 and $1,200 for the three months ended March 31, 2024 and 2023, respectively.

11. CAPITAL STOCK

As of March 31, 2024, the Company was authorized to issue 450,000,000 shares of common stock of which 11,267,048 were issued and outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, of which none has been issued.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $15,000,000, through the Agent. There were no shares of common stock sold during the three months ended March 31, 2024 or the three months ended March 31, 2023 under the Sales Agreement.

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

The Company recorded $71,004 and $37,788 for the three months ended March 31, 2024 and 2023, respectively, of expense related to restricted stock awards in general and administrative expense in its consolidated statements of operations. As of March 31, 2024, there was $492,812 and $285,954 of unrecognized compensation expense related to unvested time-based and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted-average period of 3.4 years and 3.1 years for time-based and performance-based awards, respectively. The fair value of common stock awards is determined based on the closing trading price of the common stock on the grant date. Forfeitures are accounted for as they occur, compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition is reversed in the period of the forfeiture.

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

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2023	33,100	$4.84
Granted	90,652	$4.32
Vested	(11,229)	$4.47
Forfeited	(843)	$5.20
Unvested at March 31, 2024	111,680	$4.45

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

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2023	40,024	$5.14
Granted	23,726	$4.32
Vested	(4,136)	$5.05
Unvested at March 31, 2024	59,614	$4.82

13. COMMITMENTS AND CONTINGENCIES

The Company enters into contracts that contain a variety of representations and warranties and which may provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as it involves future claims that may be made against the Company under circumstances that have not occurred.

14. RISKS AND UNCERTANTIES

General Market Risks

The Company’s operating activities are affected by global and national economic, political and market conditions generally and also by the local economic conditions where its assets are located. U.S. and international markets have experienced volatility in recent months and years due to a number of economic, political and global macro factors, including rising inflation, wars between Russia and Ukraine and in the Middle East, and the impact of the coronavirus (“COVID-19”) global pandemic. While U.S. and global economies are recovering from the effects of COVID-19, labor shortages and the inability to meet consumer demand have restricted growth. Uncertainties regarding the level of central banks’ interest rate increases, political events, the Russia-Ukraine conflict and the Israel-Hamas conflict, trade tensions and the possibility of a national or global recession have also contributed to market volatility. The full impact of such external events on the financial and credit markets and consequently on the Company’s financial conditions and results of operations is uncertain and cannot be fully predicted. The Company will continue to monitor these events and will adjust its operations as necessary.

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

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible, and secure storage space for residential and commercial customers. As of March 31, 2024, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

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

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries may borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million in years 2 and 3, respectively, pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month U.S. Dollar London Inter-Bank Offered Rate or 0.25% and is due to mature on July 6, 2024. The Company is considering, among other things, refinancing or finding a suitable replacement for the revolving line of credit in light of its upcoming maturity. The publication of LIBOR ceased after June 30, 2023. The Amended Credit Facility Loan Agreement provides for a replacement index based on the Secured Overnight Financing Rate (“SOFR”). The interest rate on the Amended Credit Facility Promissory Note subsequent to June 30, 2023, is equal to 3% plus the greater of SOFR plus 0.11448% or 0.25%. As of March 31, 2024, the effective interest rate was 8.44%. The obligations under the Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and

related instruments, the “Amended Credit Facility Loan Documents”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents. The Company also maintains a bank account at the Amended Credit Facility Lender. As of March 31, 2024, we have no withdrawn proceeds under the Amended Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Amended Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $15,000,000, through the Agent. During the twelve months ended December 31, 2022, under the Sales Agreement, the Company sold and issued an aggregate of 373,833 shares of common stock and raised aggregate gross proceeds of approximately $2,272,628, less sales commissions of approximately $45,491 and other offering costs resulting in net proceeds of $2,008,436. There were no shares of common stock sold during the three months ended March 31, 2024 and March 31, 2023 under the Sales Agreement.

We continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not complete any acquisitions in the three months ended March 31, 2024. In addition, we may pursue third-party management opportunities of properties owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities. As of March 31, 2024, under our third-party management platform, Global MaxManagementSM, we managed one third-party owned property, which was previously rebranded as “Global Self Storage,” had 137,318-leasable square feet and was comprised of 619 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

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

As of March 31, 2024, we had capital resources totaling approximately $24.0 million, comprised of $6.9 million of cash, cash equivalents, and restricted cash, $2.6 million of marketable securities, and $14.5 million available for withdrawal under the Amended Credit Facility Loan Agreement which matures on July 6, 2024. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores. These capital resources allow us to continue to execute our strategic business plan, which includes funding acquisitions, either directly or through joint ventures; expansion projects at our existing properties; and broadening our revenue base and pipeline of potential acquisitions through developing Global MaxManagementSM, our third-party management platform. Our board of directors regularly reviews our strategic business plan, including topics and metrices like capital formation, debt versus equity ratios, dividend policy, use of capital and debt, funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) performance, and optimal cash levels.

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

Results of Operations for the Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023

Revenues

Total revenues decreased from $3,037,952 during the three months ended March 31, 2023 to $3,034,040 during the three months ended March 31, 2024, a decrease of 0.1%, or $3,912. Rental income decreased from $2,924,404 during the three months ended March 31, 2023 to $2,913,461 during the three months ended March 31, 2024, a decrease of 0.4%, or $10,943. The decrease was primarily attributable to lower move-in rental rates year-over-year across the United States and in the markets that we operate, which was partially offset by increases in occupancy and existing tenant rates under our proprietary revenue rate management program.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $91,737 during the three months ended March 31, 2023 to $103,850 during the three months ended March 31, 2024, an increase of 13.2%, or $12,113.

Income from our third-party management platform consists of management fees and customer insurance fees. Management fees and other income decreased from $21,811 during the three months ended March 31, 2023 to $16,729 during the three months ended March 31, 2024. The decrease was primarily attributable to the adjustment of fees for our third-party management services in accordance with current market rates.

Operating Expenses

Total operating expenses increased from $2,213,139 during the three months ended March 31, 2023 to $2,443,046 during the three months ended March 31, 2024, an increase of 10.4%, or $229,907, which was attributable to an increase in store level and general and administrative expenses. Store operating expenses increased from $1,121,337 during the three months ended March 31, 2023 to $1,231,116 during the three months ended March 31, 2024, an increase of 9.8%, or $109,779. The increase in store operating expenses was due primarily to increased expenses for marketing costs, employment costs, insurance, and real estate property taxes.

Depreciation and amortization increased from $406,841 during the three months ended March 31, 2023 to $406,925 during the three months ended March 31, 2024.

General and administrative expenses increased from $679,712 during the three months ended March 31, 2023 to $802,730 during the three months ended March 31, 2024, an increase of 18.1%, or $123,018. The increase in general and administrative expenses during this period are primarily attributable to increased professional fees and non-recurring one-time information technology expenses to enhance cybersecurity and productivity.

Business development which includes capital raising, store acquisition, and third-party management marketing expenses decreased from $5,249 during the three months ended March 31, 2023 to $2,275 during the three months ended March 31, 2024. These costs primarily consist of costs incurred in connection with business development, capital raising, and future potential store acquisitions, and third-party management marketing expenses. Business development costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

As a result of the operating effects noted above, operating income decreased from $824,813 during the three months ended March 31, 2023 to $590,994 during the three months ended March 31, 2024, a decrease of 28.3%, or $233,819.

Other income (expense)

Interest expense on debt decreased from $235,888 during the three months ended March 31, 2023 to $204,843 during the three months ended March 31, 2024. This decrease was attributable to the change in fair value of the interest rate cap and cash settlements under the interest rate cap from the difference between the reference interest rate and the strike rate. The cash payments for the $20 million loan remain the same every month until June 2036 and are $107,699 per month.

Dividend, interest, and other income was $41,566 during the three months ended March 31, 2023 and $54,877 during the three months ended March 31, 2024. The increase was attributable to the dividends earned on money market mutual fund balances.

Unrealized gain on marketable equity securities was $362,050 during the three months ended March 31, 2023 and the unrealized loss on marketable equity securities was $174,878 during the three months ended March 31, 2024.

Net income

For the three months ended March 31, 2023, net income was $992,541, or $0.09 per fully diluted share. For the three months ended March 31, 2024, net income was $266,150, or $0.02 per fully diluted share.

Distributions and Closing Market Prices

Distributions for each of the three months ended March 31, 2024 and 2023 were $0.0725 per share. The Company’s closing market price as of March 31, 2024 and March 31, 2023 was $4.45 and $5.14, respectively. Past market price performance and distribution levels do not guarantee similar results in the future.

Non-GAAP Financial Measures

Funds from Operations (“FFO”) and FFO per share are non-GAAP measures defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and are considered helpful measures of REIT performance by REITs and many REIT analysts. NAREIT defines FFO as a REIT’s net income, excluding gains or losses from sales of property, and adding back real estate depreciation and amortization. The Company also excludes changes in unrealized gains or losses on marketable equity securities. FFO and FFO per share are not a substitute for net income or earnings per share. FFO is not a substitute for GAAP net cash flow in evaluating our liquidity or ability to pay dividends, because it excludes financing activities presented on our statements of cash flows. In addition, other REITs may compute these measures differently, so comparisons among REITs may not be helpful. However, the Company believes that to further understand the performance of its stores, FFO should be considered along with the net income and cash flows reported in accordance with GAAP and as presented in the Company’s financial statements.

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

Self Storage Portfolio

The following discussion and analysis of our same-store self storage operations are presented on a comparative basis for the three months ended March 31, 2024.

GLOBAL SELF STORAGE STORES

		Year Store	Number	Net Leasable	March 31, 2024 Square Foot	March 31, 2023 Square Foot
Property(1)	Address	Opened / Acquired	of Units	Square Feet	Occupancy %	Occupancy %
OWNED STORES
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	809	113,700	90.0%	90.7%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,408	86.3%	79.0%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	87.1%	85.7%
SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	546	76,335	93.8%	88.8%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	767	94,928	92.0%	89.9%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	569	81,270	94.8%	91.4%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	260	24,481	95.7%	93.5%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	649	68,311	96.1%	89.5%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	694	78,875	91.6%	90.4%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	569	76,460	87.2%	84.9%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	250	43,710	93.2%	86.8%
SSG WEST HENRIETTA LLC	70 Erie Station Road, West Henrietta, NY 14586	2016 / 2019	481	55,550	90.4%	77.9%
TOTAL/AVERAGE SAME-STORES			6,428	830,618	91.3%	87.9%

MANAGED STORES
TPM EDMOND LLC	14000 N I 35 Service Rd, Edmond, OK 73013	2015 / 2019	619	137,318	97.0%	93.4%
TOTAL/AVERAGE MANAGED STORES			619	137,318	97.0%	93.4%

TOTAL/AVERAGE ALL OWNED/MANAGED STORES			7,047	967,936	92.1%	88.7%

(1)
Each store is directly owned or managed by the Company’s wholly owned subsidiary listed in the table.

Certain stores’ leasable square feet in the chart above includes outside auto/RV/boat storage space: approximately 12,800 square feet at SSG Sadsbury LLC; 6,300 square feet at SSG Fishers LLC; 15,700 square feet at SSG Bolingbrook LLC; 8,900 square feet at SSG Dolton LLC; 2,100 square feet at SSG Merrillville LLC; 3,800 square feet at SSG Summerville I LLC; 8,000 square feet at SSG Summerville II LLC and 8,800 square feet at SSG Clinton LLC. For SSG Lima LLC, included is approximately 3,800 square feet of non-storage commercial and student housing space. For SSG Millbrook LLC, included is approximately 1,300 square feet of wine storage and non-storage office space. For SSG Fishers LLC, included is approximately 300 square feet of storage locker space. Approximately 33% of our total available units are climate-controlled, 59% are traditional drive-up storage, and 8% are outdoor parking storage for boats, cars and recreational vehicles.

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions, or new ground-up developments. At March 31, 2024, we owned twelve same-store properties and zero non same-store properties. The Company believes that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, and NOI, stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions, or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy at March 31, 2024 increased by 3.4% to 91.3% from 87.9% at March 31, 2023. As of May 1, 2024, occupancy at the Company’s same-store properties was 92.8%.

Same-store revenues were flat for the three months ended March 31, 2024 versus the same period in 2023. Same-store cost of operations increased by 9.8% for the three months ended March 31, 2024 versus the same period in 2023. Same-store NOI decreased by 5.7% for the three months ended March 31, 2024 versus the same period in 2023. The decrease in same-store NOI during the three months ended March 31, 2024 was due primarily to more muted revenue growth and increased cost of operations.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped maintain our overall average same-store occupancy of approximately 91% as of March 31, 2024. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty, resulting in strong referral and word-of-mouth market demand for our storage units and services. Another contributing factor to our results was our competitor move-in rate metrics analysis which employs internet data scraping and other methods to help keep our storage unit move-in rates “in the market,” and our revenue rate management program which helped increase existing tenant rates while optimizing store occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months Ended March 31,	2024	2023	Variance	% Change
Revenues	$3,017,311	$3,016,141	$1,170	0.0%
Cost of operations	$1,231,116	$1,121,337	$109,779	9.8%
Net operating income	$1,786,195	$1,894,804	$(108,609)	-5.7%
Depreciation and amortization	$360,767	$360,798	$(31)	0.0%
Net leasable square footage at period end*	830,618	829,819	799	0.1%
Net leased square footage at period end	758,743	729,555	29,188	4.0%
Overall square foot occupancy at period end	91.3%	87.9%	3.4%	3.9%
Total annualized revenue per leased square foot	$15.91	$16.54	$(0.63)	-3.8%
Total available leasable storage units*	6,428	6,415	13	0.2%
Number of leased storage units	5,755	5,582	173	3.1%

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

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended March 31,
	2024	2023
Net income	$266,150	$992,541
Adjustments:
Management fees and other income	(16,729)	(21,811)
General and administrative	802,730	679,712
Depreciation and amortization	406,925	406,841
Business development	2,275	5,249
Dividend and interest	(54,877)	(41,566)
Unrealized loss (gain) on marketable equity securities	174,878	(362,050)
Interest expense	204,843	235,888
Total same-store net operating income	$1,786,195	$1,894,804

	For the Three Months Ended March 31,
	2024	2023
Same-store revenues	$3,017,311	$3,016,141
Same-store cost of operations	1,231,116	1,121,337
Total same-store net operating income	$1,786,195	$1,894,804

Analysis of Same-Store Revenue

For the three months ended March 31, 2024, same-store revenue was flat versus the same period in 2023. Same-store average overall square foot occupancy for all of the Company’s same-store properties increased to 91.3% at March 31, 2024, up from 87.9% at March 31, 2023. As of May 1, 2024, occupancy at the Company’s same-store properties was 92.8%.

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

As of March 31, 2024, we observed no material degradation in rent collections. However, we believe that our bad debt losses could increase from historical levels, due to (i) cumulative stress (such as inflation, COVID-19, recession fears, etc.) on our customers’ financial capacity and (ii) reduced rent recoveries from auctioned units.

We may experience a change in the move-out patterns of our long-term customers due to economic uncertainty. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates.

We currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases for the remainder of 2024, if any, to be lower than those in the prior year.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of March 31, 2024, our average tenant duration of stay was approximately 3.3 years, down from 3.4 years as of March 31, 2023.

Analysis of Same-Store Cost of Operations

For the three months ended March 31, 2024, same-store cost of operations increased 9.8%, or $109,779, versus the same period in 2023. This increase in same-store cost of operations for the three months ended March 31, 2024 was due primarily to increased expenses for employment costs, real estate property taxes, insurance, and marketing costs.

Employment. On-site store manager, regional manager, and district manager payroll expense increased 10.1%, or $35,064 for the three months ended March 31, 2024 versus the same period in 2023. The increase was due primarily to routine employee hiring and inflationary increases in compensation rates for existing employees. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores.

Real Estate Property Tax. Store property tax expense increased 5.9%, or $23,219 for the three months ended March 31, 2024 versus the same period in 2023. When compared to store property tax expense for the three months ended March 31, 2024, we currently expect store property tax expense to increase during 2024 due to increased property assessment valuations. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail.

Administrative. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. Administrative expenses decreased 2.7%, or $6,034 in the three months ended March 31, 2024 versus the same period in 2023. We experienced a decrease in administrative expenses for the three months ended March 31, 2024 due primarily to decreased repairs and maintenance expense and decreased utilities usage. We currently expect moderate increases in other direct store costs in 2024.

Repairs and Maintenance. Repairs and maintenance expense decreased 20.6%, or $8,252 for the three months ended March 31, 2024 versus the same period in 2023. These expenses decreased during the three months ended March 31, 2024 versus the same period in 2023 primarily due to one-off repairs and maintenance completed in the three months ended March 31, 2023.

Utilities. Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utilities expense decreased 6.7%, or $6,279 for the three months ended March 31, 2024 versus the same period in 2023. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in higher net utility costs for the remainder of 2024.

Landscaping. Landscaping expenses, which include snow removal costs, increased 20.3%, or $5,155 for the three months ended March 31, 2024 versus the same period in 2023. The increase in landscaping expense during the three months ended March 31, 2024 versus the same period in 2023 was primarily due to a increase of one-off snow removal expenses during the three months ended March 31, 2024. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense for the remainder of 2024, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing. Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 22.0%, or $15,960 for the three months ended March 31, 2024 versus the same period in 2023, primarily due to increased spending on digital advertising, and to a lesser extent, inflationary increases in costs. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a nominal rate for the remainder of 2024.

General. Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. General expenses increased 55.3%, or $41,089 for the three months ended March 31, 2024 versus the same period in 2023, primarily due to increased expense for insurance, recruitment and training, uniforms, and branded merchandise to support our customer loyalty program. We currently expect moderate increases in direct store costs during the remainder of 2024.

Lien Administration. Lien administration expenses increased 10.1%, or $481 in the three months ended March 31, 2024 versus the same period in 2023.

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

Analysis of Global Self Storage FFO and AFFO

The following tables present reconciliation and computation of net income to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share (unaudited):

	For the Three Months Ended March 31,
	2024	2023
Net income	$266,150	$992,541
Eliminate items excluded from FFO:
Unrealized loss (gain) on marketable equity securities	174,878	(362,050)
Depreciation and amortization	406,925	406,841
FFO attributable to common stockholders	847,953	1,037,332
Adjustments:
Compensation expense related to stock-based awards	71,004	37,787
Business development	2,275	5,249
AFFO attributable to common stockholders	$921,232	$1,080,368

Earnings per share attributable to common stockholders - basic	$0.02	$0.09
Earnings per share attributable to common stockholders - diluted	$0.02	$0.09
FFO per share - diluted	$0.08	$0.09
AFFO per share - diluted	$0.08	$0.10

Weighted average shares outstanding - basic	11,073,439	11,034,193
Weighted average shares outstanding - diluted	11,110,963	11,080,511

FFO decreased 18.3%, or $189,379, for the three months ended March 31, 2024, versus the same period in 2023. FFO per diluted share decreased from $0.09 per share to $0.08 per share for the three months ended March 31, 2024, versus the same period in 2023. AFFO decreased 14.7%, or $159,136 for the three months ended March 31, 2024, versus the same period in 2023. AFFO per diluted share decreased from $0.10 per share to $0.08 per share for the three months ended March 31, 2024, versus the same period in 2023.

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

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains and losses on the Company’s investment in marketable equity securities for the three months ended March 31, 2024 and 2023 were a loss of $174,878 and and a gain of $362,050, respectively. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we may liquidate our investment in marketable equity securities and potentially realize gains or losses. As of March 31, 2024, our cumulative unrealized gain on marketable equity securities was $1,844,664. There were no realized gains or losses for the three months ended March 31, 2024.

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

Item 1A. Risk Factors.

The risk factors that affect our business and financial results are discussed in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended December 31, 2023. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results.

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

101. The following materials from Global Self Storage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, are formatted in Inline XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income, (4) Consolidated Statement of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) the Notes to Financial Statements.

X

104. The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2024 has been formatted in Inline XBRL (eXtensible Business Reporting Language) and in included in Exhibit 101.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: May 10, 2024	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: May 10, 2024	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)