Form 10-Q
period 2024-06-30
Global Self Storage, Inc.
filed 2024-08-09
CIK 1031235

su

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 30, 2024 was 11,266,761.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Real estate assets, net	$54,727,596	$55,481,220
Cash and cash equivalents	6,956,246	6,921,779
Restricted cash	145,597	106,767
Investments in securities	2,679,681	2,775,029
Accounts receivable	155,626	169,410
Prepaid expenses and other assets	641,327	629,196
Line of credit issuance costs, net	—	50,801
Interest rate cap	1,656	50,881
Goodwill	694,121	694,121
Total assets	$66,001,850	$66,879,204
Liabilities and equity
Note payable, net	$16,632,091	$16,901,219
Accounts payable and accrued expenses	1,747,532	1,731,958
Total liabilities	18,379,623	18,633,177
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 11,266,761 shares and 11,153,513 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	112,668	111,535
Additional paid in capital	49,371,816	49,229,020
Accumulated deficit	(1,862,257)	(1,094,528)
Total stockholders' equity	47,622,227	48,246,027
Total liabilities and stockholders' equity	$66,001,850	$66,879,204

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rental income	$2,983,039	$2,965,178	$5,896,500	$5,889,582
Other property related income	108,489	98,375	212,339	190,112
Management fees and other income	17,510	22,465	34,239	44,277
Total revenues	3,109,038	3,086,018	6,143,078	6,123,971
Expenses
Property operations	1,171,169	1,089,977	2,402,285	2,211,315
General and administrative	892,822	809,623	1,695,550	1,489,335
Depreciation and amortization	409,136	408,538	816,064	815,379
Business development	—	—	2,275	5,249
Total expenses	2,473,127	2,308,138	4,916,174	4,521,278
Operating income	635,911	777,880	1,226,904	1,602,693
Other income (expense)
Dividend and interest income	87,450	86,488	142,327	128,054
Unrealized gain (loss) on marketable equity securities	79,530	(115,347)	(95,348)	246,703
Interest expense	(211,361)	(170,951)	(416,203)	(406,839)
Total other expense, net	(44,381)	(199,810)	(369,224)	(32,082)
Net income and comprehensive income	$591,530	$578,070	$857,680	$1,570,611
Earnings per share
Basic	$0.05	$0.05	$0.08	$0.14
Diluted	$0.05	$0.05	$0.08	$0.14
Weighted average shares outstanding
Basic	11,087,539	11,041,503	11,080,489	11,037,868
Diluted	11,134,894	11,083,258	11,121,296	11,081,799

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

					Total
	Common stock		Additional paid in	Accumulated	stockholders'
	Shares	Par value	capital	deficit	equity
Balances at December 31, 2023	11,153,513	$111,535	$49,229,020	$(1,094,528)	$48,246,027
Restricted stock grants issued	114,378	1,144	(1,144)	—	—
Restricted stock grant forfeiture	(843)	(8)	8	—	—
Stock-based compensation	—	—	71,004	—	71,004
Net income	—	—	—	266,150	266,150
Dividends	—	—	—	(808,568)	(808,568)
Balances at March 31, 2024	11,267,048	112,671	49,298,888	(1,636,946)	47,774,613
Restricted stock grants issued	400	4	(4)	—	—
Restricted stock grant forfeiture	(687)	(7)	7	—	—
Stock-based compensation	—	—	72,925	—	72,925
Net income	—	—	—	591,530	591,530
Dividends	—	—	—	(816,841)	(816,841)
Balances at June 30, 2024	11,266,761	$112,668	$49,371,816	$(1,862,257)	$47,622,227

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

`

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

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$857,680	$1,570,611
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	816,064	815,379
Unrealized loss (gain) on marketable equity securities	95,348	(246,703)
Unrealized loss on interest rate cap premium	49,225	6,237
Amortization of loan procurement costs	68,918	69,515
Stock-based compensation	143,929	81,708
Changes in operating assets and liabilities:
Accounts receivable	13,784	(7,308)
Prepaid expenses and other assets	(12,131)	(140,934)
Accounts payable and accrued expenses	11,664	161,750
Net cash provided by operating activities	2,044,481	2,310,255
Cash flows from investing activities
Improvements and equipment additions	(62,440)	(154,135)
Net cash used in investing activities	(62,440)	(154,135)
Cash flows from financing activities
Principal payments on note payable	(287,245)	(275,472)
Dividends paid	(1,621,499)	(1,610,067)
Net cash used in financing activities	(1,908,744)	(1,885,539)
Net increase in cash, cash equivalents, and restricted cash	73,297	270,581
Cash, cash equivalents, and restricted cash, beginning of period	7,028,546	6,515,007
Cash, cash equivalents, and restricted cash, end of period	$7,101,843	$6,785,588
Supplemental cash flow and noncash information
Cash paid for interest	$358,950	$370,723
Supplemental disclosure of noncash activities:
Dividends payable	$3,910	$3,094

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION

Global Self Storage, Inc. (the “Company,” “we,” “our,” “us”) is a self-administered and self-managed Maryland real estate investment trust (“REIT”) that owns, operates, manages, acquires, and redevelops self storage properties (“stores” or “properties”) in the United States. As of June 30, 2024, through its wholly owned subsidiaries, the Company owned and/or managed 13 self-storage properties in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company operates primarily in one segment: rental operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with accounting standards generally accepted in the United States of America ("GAAP") for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our unaudited consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$6,956,246	$6,921,779
Restricted cash	145,597	106,767
Total cash, cash equivalents, and restricted cash as shown in our unaudited consolidated statements of cash flows	$7,101,843	$7,028,546

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

The Company evaluates goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value may be less that carrying amounts. If it is determined that the carrying amount of goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value, an impairment charge is recorded. There were no indicators of impairment to goodwill and real estate assets as of June 30, 2024, and no impairment charges were recorded for any periods presented herein.

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

3. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows

	June 30, 2024	December 31, 2023
Land	$6,122,065	$6,122,065
Buildings, improvements, and equipment	60,977,937	60,915,497
Self storage properties	67,100,002	67,037,562
Less: Accumulated depreciation	(12,372,406)	(11,556,342)
Real estate assets, net	$54,727,596	$55,481,220

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consisted of the following:

		Gross Unrealized
June 30, 2024	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,924,194	$—	$2,679,681
Total investment in marketable equity securities	$755,487	$1,924,194	$—	$2,679,681

		Gross Unrealized
December 31, 2023	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$2,019,542	$—	$2,775,029
Total investment in marketable equity securities	$755,487	$2,019,542	$—	$2,775,029

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2024 and December 31, 2023:

June 30, 2024	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,679,681	$—	$—	$2,679,681
Interest rate cap derivative	—	1,656	—	1,656
Total assets at fair value	$2,679,681	$1,656	$—	$2,681,337

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,775,029	$—	$—	$2,775,029
Interest rate cap derivative	—	50,881	—	50,881
Total assets at fair value	$2,775,029	$50,881	$—	$2,825,910

There were no assets transferred from level 1 to level 2 as of June 30, 2024. The Company did not have any level 3 assets or liabilities as of June 30, 2024.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximated their respective carrying values as of June 30, 2024. The estimated fair value of the Company’s outstanding debt was approximately $14,771,671 as of June 30, 2024. This estimate was based on market interest rates for comparable obligations, general market conditions, and maturity.

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

The following table summarizes the terms of the Company’s derivative financial instrument:

	Notional Amount			Effective	Maturity
Product	June 30, 2024	December 31, 2023	Strike	Date	Date
Cap Agreement	$7,500,000	$7,500,000	3.75%	12/20/2021	7/6/2024

The Company is potentially exposed to credit loss in the event of non-performance by the counterparty. The Company does not anticipate the counterparty to fail to meet its obligations as they become due.

7. NOTE PAYABLE AND REVOLVING LINE OF CREDIT

Note Payable

On June 24, 2016, certain wholly owned subsidiaries (“Term Loan Secured Subsidiaries”) of the Company entered into a loan agreement and certain other related agreements (collectively, the “Term Loan Agreement”) between the Term Loan Secured Subsidiaries and Insurance Strategy Funding IV, LLC (the “Lender”). Under the Term Loan Agreement, the Term Loan Secured Subsidiaries borrowed from the Lender in the principal amount of $20 million pursuant to a promissory note (the “Term Loan Promissory Note”). The Term Loan Promissory Note bears an interest rate equal to 4.192% per annum and is due to mature on July 1, 2036. Pursuant to a security agreement (the “Term Loan Security Agreement”), the obligations under the Term Loan Agreement are secured by certain real estate assets owned by the Term Loan Secured Subsidiaries.

The Company entered into a non-recourse guaranty on June 24, 2016 (the “Term Loan Guaranty,” and together with the Term Loan Agreement, the Term Loan Promissory Note and the Term Loan Security Agreement, the “Term Loan Documents”) to guarantee the payment to the Lender of certain obligations of the Term Loan Secured Subsidiaries under the Term Loan Agreement.

The Term Loan Documents require the Term Loan Secured Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Lender may accelerate amounts outstanding under the Term Loan Documents upon the occurrence of an event of default (as defined in the Term Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. As of June 30, 2024, the Company was in compliance with these covenants.

The Company incurred loan procurement costs of $646,246 and such costs have been recorded as a reduction of the note payable on the consolidated balance sheet and are amortized as an adjustment to interest expense over the term of the loan. The Company recorded amortization expense of $9,020 and $9,321 for the three months ended June 30, 2024 and 2023, respectively and $18,117 and $18,715 for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024 and December 31, 2023 ,the carrying value of the Company’s note payable is summarized as follows:

Note Payable	June 30, 2024	December 31, 2023
Principal balance outstanding	$16,957,442	$17,244,687
Less: Loan procurement costs, net	(325,351)	(343,468)
Total note payable, net	$16,632,091	$16,901,219

As of June 30, 2024, the note payable was secured by certain of the Company’s self storage properties with an aggregate net book value of approximately $23.6 million. The following table represents the future principal payment requirements on the note payable as of June 30, 2024:

2024 (6 months)	$294,343
2025	607,488
2026	633,449
2027	660,519
2028	688,746
2029 and thereafter	14,072,897
Total principal payments	$16,957,442

Revolving Line of Credit

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank ("Huntington"), successor by merger to TCF

National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries may borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million in years 2 and 3, respectively, pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the Secured Overnight Financing Rate (“SOFR”) plus 0.11448% or one-quarter of one percent (0.25%) and is due to mature on July 6, 2024. As of June 30, 2024, the effective interest rate was approximately 8.44%. The obligations under the Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents” or the “Revolving Line of Credit”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents.

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

The Company incurred issuance costs of $231,926 and $477,981 for the July 6, 2021 Revolving Line of Credit extension and entry into the Revolving Line of Credit in December 18, 2018, respectively, and such costs are amortized as an adjustment to interest expense using the straight-line method, which approximates the effective interest method, over the term of the loan. The Company recorded amortization expense of $24,500 and $25,400 for the three months ended June 30, 2024 and 2023, respectively $50,801 and $50,801 for the six months ended June 30, 2024 and 2023, respectively. The was no outstanding loan balance under the Revolving Line of Credit as of June 30, 2024 or December 31, 2023.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s secured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. The Company had right-of-use assets and lease liabilities related to its operating leases of $26,226 and $26,226, respectively, as of June 30, 2024 and $35,726 and $35,726, respectively, as of December 31, 2023. Such amounts are amortized using a straight-line method over the term of the lease, and are included in prepaid expenses and other assets and accounts payable and accrued expenses on the Company’s consolidated balance sheets, respectively. Amortization expense was $4,773 and $4,596 for the three months ended June 30, 2024 and 2023, respectively, and $9,500 and $9,150 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were approximately 1.3 years and 3.77%, respectively.

The remaining future minimum lease payments under the automobile lease are $26,931 as of June 30, 2024 and the future minimum lease payments are $10,098 and $16,833 for the years ending December 31, 2024 and 2025, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$591,530	$578,070	$857,680	$1,570,611
Earnings and dividends allocated to participating securities	(12,302)	(6,983)	(18,036)	(12,258)
Net income attributable to common stockholders	$579,228	$571,087	$839,644	$1,558,353
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	11,087,539	11,041,503	11,080,489	11,037,868
Net effect of dilutive unvested restricted stock awards included for treasury stock method	47,355	41,755	40,807	43,931
Average number of common shares outstanding - diluted	11,134,894	11,083,258	11,121,296	11,081,799
Earnings per common share
Basic	$0.05	$0.05	$0.08	$0.14
Diluted	$0.05	$0.05	$0.08	$0.14

Common stock dividends totaled $816,841 ($0.0725 per share) and $807,933 ($0.0725 per share) for the three months ended June 30, 2024 and 2023, respectively, and $1,625,409 ($0.0725 per share) and $1,613,161 ($0.0725 per share) for the six months ended June 30, 2024 and 2023, respectively.

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and/or directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation (“Tuxis”), and/or their affiliates (collectively with the Company, the “Affiliates”). As of June 30, 2024, certain of the Affiliates and the Company’s directors and employees may be deemed to own, in the aggregate, approximately 9.3% of the outstanding common stock.

Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the Code and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. The aggregate compensation and benefits accrued and funded by the Company to MMC were $751,841 and $675,872 for the three months ended June 30, 2024 and 2023, respectively, and $1,550,902 and $1,416,052 for the six months ended June 30, 2024 and 2023, respectively. Expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The aggregate administrative and support function expenses accrued and paid by the Company to Winco was $8,000 and $6,818 for the three months ended June 30, 2024 and 2023, respectively, and $15,064 and $13,846 for the six months ended June 30, 2024 and 2023, respectively. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the Code. The Company's allocated matching expense was $28,245 and $26,400 for the three months ended June 30, 2024 and 2023, respectively, and $57,297 and $53,804 for the six months ended June 30, 2024 and 2023, respectively. The Company had reimbursements payable to MMC and Winco for compensation, benefits, and administrative and support function expenses of $51,886 and $23,523 as of June 30, 2024 and December 31, 2023, respectively.

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

The Company leases office space and storage to certain Affiliates under rental agreements. The terms of occupancy are month to month and automatically renew unless terminated by either party on thirty days’ written notice. The Company earned rental income of $1,200 and $1,200 for the three months ended June 30, 2024 and 2023, respectively, and $2,400 and $2,400 for the six months ended June 30, 2024 and 2023, respectively.

11. CAPITAL STOCK

As of June 30, 2024, the Company was authorized to issue 450,000,000 shares of common stock of which 11,266,761 were issued and outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, of which none has been issued.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $15,000,000, through the Agent. There were no shares of common stock sold during the three and six months ended June 30, 2024 and 2023, under the Sales Agreement.

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

The Company recorded $72,925 and $43,921 for the three months ended June 30, 2024 and 2023, respectively, and $143,929 and $81,708 for the six months ended June 30, 2024 and 2023, respectively, of expense related to restricted stock awards in general and administrative expense in its consolidated statements of operations. As of June 30, 2024, there was $444,982 and $259,253 of unrecognized compensation expense related to unvested time-based and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted-average period of 3.3 years and 2.8 years for time-based and performance-based awards, respectively. The fair value of common stock awards is determined based on the closing trading price of the common stock on the grant date. Forfeitures are accounted for as they occur, compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition is reversed in the period of the forfeiture.

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

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2023	33,100	$4.84
Granted	91,052	$4.32
Vested	(21,480)	$4.50
Forfeited	(1,530)	$5.22
Unvested at June 30, 2024	101,142	$4.44

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

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2023	40,024	$5.14
Granted	23,726	$4.32
Vested	(8,147)	$5.07
Unvested at June 30, 2024	55,603	$4.80

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

15. SUBSEQUENT EVENTS

As of July 6, 2024, certain wholly owned subsidiaries (“Second Amended Credit Facility Secured Subsidiaries”) of the Company entered into a second amendment to the Credit Facility Loan Agreement (collectively, the “Second Amended Credit Facility Loan Agreement”) between the Second Amended Credit Facility Secured Subsidiaries and Huntington, successor by merger to TCF National Bank (“Second Amended Credit Facility Lender”). Under the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Secured Subsidiaries may borrow from the Second Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million in years two and three, respectively, pursuant to a promissory note (the “Second Amended Credit Facility Promissory Note”). The Second Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the SOFR or 0.25% and is due to mature on July 6, 2027, with an option to extend the maturity to July 6, 2028. An annual unused facility fee is charged based on the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during the trailing twelve month period ending each June 30. The fee will be calculated at 0.25% per annum if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was greater than fifty percent, and will be calculated at 0.15% if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was less than or equal to fifty percent. The obligations under the Second Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Second Amended Credit Facility Secured Subsidiaries. The Company entered into a second amended and restated guaranty of payment as of July 6, 2024 (“Second Amended Credit Facility Guaranty,” and together with the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Promissory Note and related instruments, the “Second Amended Credit Facility Loan Documents”) to guarantee the payment to the Second Amended Credit Facility Lender of certain obligations of the Second Amended Credit Facility Secured Subsidiaries under the Second Amended Credit Facility Loan Agreement. The Company and the Second Amended Credit Facility Secured Subsidiaries paid customary fees and expenses of approximately $190,000 in connection with their entry into the Second Amended Credit Facility Loan Documents to be amortized over the term of the loan.

On July 8, 2024, in connection with the Second Amended Credit Facility Loan Agreement, the Company entered into a swap transaction for an interest rate derivative with Huntington (the "Cap Rate Agreement") effective July 10, 2024. The notional amount and strike is $7,500,000 and 5.25%, respectively. The cost of the initial premium was $57,000 and will be carried as an asset on the balance sheet at fair value. The Cap Rate Agreement terminates on July 6, 2027.

On August 8, 2024, and immediately effective as of such date, the Board of Directors of the Company approved an amendment and restatement of the Company’s Bylaws (the “Bylaws”). Prior thereto, the Bylaws were last amended and restated effective as of November 9, 2022.

Set forth below is a summary of the amendments to the Bylaws. Capitalized terms used but not defined herein have the meanings ascribed thereto in the Bylaws.

•
Revise and narrow the definition of a “Stockholder Associated Person,” as used in connection with the provisions of the Bylaws regarding an advance notice of stockholder nominations for director and other business proposals, so as to reduce the scope of the persons included within such definition.
•
Provide that Sally C. Carroll, a current member of the Company’s Board of Directors, shall be deemed a “Continuing Director” for purposes of the Bylaws.
•
Clarify that, in the event that the nominations of all nominees for election as director are not approved by a majority of the Continuing Directors and no nominee receives the affirmative vote of the holders of at least two-thirds of the outstanding shares of all classes of voting stock, voting together, the incumbent directors shall hold over and continue to serve as directors of the Company until the next annual meeting of stockholders of the Company and until their respective successors are duly elected and qualify.
•
Clarify that, in the event that the nominations of all nominees for election as director are not approved by a majority of the Continuing Directors and the number of nominees receiving the affirmative vote of the holders of at least two-thirds of the outstanding shares of all classes of voting stock, voting together, is at least one but less than the number of directors to be elected, the incumbent directors who shall hold over and continue to serve as directors of the Company until the next annual meeting of stockholders of the Company and until their respective successors are duly elected and qualify shall be determined in descending order based on the number of votes received; provided that in no event shall the number of nominees receiving the affirmative vote of the holders of at least two-thirds of the outstanding shares of all classes of voting stock, voting together, plus the number of incumbent directors holding over exceed the number of directors to be elected.
•
Clarify that a director holding over shall have the same rights and powers as a duly elected director.

The foregoing description of the amendments included in the Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Bylaws that were adopted by the Company’s Board of Directors on August 8, 2024, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 3.1 and incorporated by reference in its entirety.

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

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT that owns, operates, manages, acquires, develops and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible, and secure storage space for residential and commercial customers. As of June 30, 2024, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

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

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries were able to borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million in years 2 and 3, respectively, pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bore an interest rate equal to 3% plus the greater of the One Month U.S. Dollar London Inter-Bank Offered Rate or 0.25% and was due to mature on July 6, 2024. As of June 30, 2024, the effective interest rate was 8.44%. The publication of LIBOR ceased after June 30, 2023. The Amended Credit Facility Loan Agreement provided for a replacement index based on the Secured Overnight Financing Rate (“SOFR”). The interest rate on the Amended Credit Facility Promissory Note subsequent to June 30, 2023, was equal to 3% plus the greater of SOFR plus 0.11448% or 0.25%. The obligations under the Amended Credit Facility Loan Agreement were secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $15,000,000, through the Agent. During the twelve months ended December 31, 2022, under the Sales Agreement, the Company sold and issued an aggregate of 373,833 shares of common stock and raised aggregate gross proceeds of approximately $2,272,628, less sales commissions of approximately $45,491 and other offering costs resulting in net proceeds of $2,008,436. There were no shares of common stock sold during the three and six months ended June 30, 2024 and June 30, 2023 under the Sales Agreement.

As of July 6, 2024, certain wholly owned subsidiaries (“Second Amended Credit Facility Secured Subsidiaries”) of the Company entered into a second amendment to the Credit Facility Loan Agreement (collectively, the “Second Amended Credit Facility Loan Agreement”) between the Second Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Second Amended Credit Facility Lender”). Under the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Secured Subsidiaries may borrow from the Second Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million in years 2 and 3, respectively, pursuant to a promissory note (the “Second Amended Credit Facility Promissory Note”). The Second Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month SOFR or 0.25% and is due to mature on July 6, 2027, with an option to extend the maturity to July 6, 2028. An annual unused facility fee is charged based on the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during the trailing twelve month period ending each June 30. The fee will be calculated at 0.25% per annum if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was greater than fifty percent, and will be calculated at 0.15% if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was less than or equal to fifty percent. The obligations under the Second Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Second Amended Credit Facility Secured Subsidiaries. The Company entered into a second amended and restated guaranty of payment as of July 6, 2024 (“Second Amended Credit Facility Guaranty,” and together with the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Promissory Note and related instruments, the “Second Amended Credit Facility Loan Documents”) to guarantee the payment to the Second Amended Credit Facility Lender of certain obligations of the Second Amended Credit Facility Secured Subsidiaries under the Second Amended Credit Facility Loan Agreement. The Company and the Second Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Second Amended Credit Facility Loan Documents. The Company also maintains a bank account at the Second Amended Credit Facility Lender. As of June 30, 2024, we have no withdrawn proceeds under the Second Amended Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Second Amended Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

We continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not complete any acquisitions in the three and six months ended June 30, 2024. In addition, we may pursue third-party management opportunities of properties owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities. As of June 30, 2024, under our third-party management platform, Global MaxManagementSM, we managed one third-party owned property, which was previously rebranded as “Global Self Storage,” had 137,318-leasable square feet and was comprised of 619 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

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

The Company currently has capital resources totaling approximately $24.8 million, comprised of $7.1 million of cash, cash equivalents, and restricted cash and $2.7 million of marketable securities as of June 30, 2024, and $15 million available for withdrawal under the Second Amended Credit Facility Loan Agreement which matures on July 6, 2027. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores. These capital resources allow us to continue to execute our strategic business plan, which includes funding acquisitions, either directly or through joint ventures; expansion projects at our existing properties; and broadening our revenue base and pipeline of potential acquisitions through developing Global MaxManagementSM, our third-party management platform. Our board of directors regularly reviews our strategic business plan, including topics and metrices like capital formation, debt versus equity ratios, dividend policy, use of capital and debt, funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) performance, and optimal cash levels.

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

Results of Operations for the Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023

Revenues

Total revenues increased from $3,086,018 during the three months ended June 30, 2023 to $3,109,038 during the three months ended June 30, 2024, an increase of 0.7%, or $23,020. Rental income increased from $2,965,178 during the three months ended June 30, 2023 to $2,983,039 during the three months ended June 30, 2024, an increase of 0.6%, or $17,861. The increase was primarily attributable to increases in occupancy and existing tenant rates under our proprietary revenue rate management program, which was partially offset by lower move-in rental rates year-over-year across the United States and in the markets that we operate.

Other store related income consists of tenant insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $98,375 during the three months ended June 30, 2023 to $108,489 during the three months ended June 30, 2024, an increase of 10.3%, or $10,114. The increase was primarily attributable to additional tenants subscribing to tenant insurance.

Income from our third-party management platform consists of management fees and customer insurance fees. Management fees and other income decreased from $22,465 during the three months ended June 30, 2023 to $17,510 during the three months ended June 30, 2024. The decrease was primarily attributable to the adjustment of fees for our third-party management services in accordance with current market rates.

Operating Expenses

Total operating expenses increased from $2,308,138 during the three months ended June 30, 2023 to $2,473,127 during the three months ended June 30, 2024, an increase of 7.1%, or $164,989, which was attributable to an increase in store level expenses and general and administrative expenses. Store operating expenses increased from $1,089,977 during the three months ended June 30, 2023 to $1,171,169 during the three months ended June 30, 2024, an increase of 7.4%, or $81,192. The increase in store operating expenses was due primarily to increased expenses for employment costs and property insurance.

General and administrative expenses increased from $809,623 during the three months ended June 30, 2023 to $892,822 during the three months ended June 30, 2024, an increase of 10.3%, or $83,199. The increase in general and administrative expenses during this period are primarily attributable to increased professional fees and employment costs.

Depreciation and amortization increased from $408,538 during the three months ended June 30, 2023 to $409,136 during the three months ended June 30, 2024.

Business development which includes capital raising, store acquisition, and third-party management marketing expenses was $0 during the three months ended June 30, 2023 and during the three months ended June 30, 2024. These costs primarily consist of costs incurred in connection with business development, capital raising, and future potential store acquisitions, and third-party management marketing expenses. Business development costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

As a result of the operating effects noted above, operating income decreased from $777,880 during the three months ended June 30, 2023 to $635,911 during the three months ended June 30, 2024, a decrease of 18.3%, or $141,969.

Other income (expense)

Interest expense on debt increased from $170,951 during the three months ended June 30, 2023 to $211,361 during the three months ended June 30, 2024. This increase was attributable to the change in fair value of the interest rate cap. The cash payments for the $20 million Term Loan Agreement remain the same every month until June 2036 and are $107,699 per month.

Dividend, interest, and other income was $86,488 during the three months ended June 30, 2023 and $87,450 during the three months ended June 30, 2024.

Unrealized loss on marketable equity securities was $115,347 during the three months ended June 30, 2023 and the unrealized gain on marketable equity securities was $79,530 during the three months ended June 30, 2024.

Net income

For the three months ended June 30, 2023, net income was $578,070, or $0.05 per fully diluted share. For the three months ended June 30, 2024, net income was $591,530, or $0.05 per fully diluted share.

Results of Operations for the Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023

Revenues

Total revenues increased from $6,123,971 during the six months ended June 30, 2023 to $6,143,078 during the six months ended June 30, 2024, an increase of 0.3%, or $19,107. Rental income increased from $5,889,582 during the six months ended June 30, 2023 to $5,896,500 during the six months ended June 30, 2024, an increase of 0.1%, or $6,918. The increase was primarily attributable to increases in existing tenant rates under our revenue rate management program.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $190,112 during the six months ended June 30, 2023 to 212,339 during the six months ended June 30, 2024, an increase of 11.7%, or $22,227. The increase was primarily attributable to additional tenants subscribing to tenant insurance.

Income from our third-party management platform consists of management fees and customer insurance fees. Management fees and other income decreased from $44,277 during the six months ended June 30, 2023 to $34,239 during the six months ended June 30, 2024. The decrease was primarily attributable to the adjustment of fees for our third-party management services in accordance with current market rates.

Operating Expenses

Total operating expenses increased from $4,521,278 during the six months ended June 30, 2023 to $4,916,174 during the six months ended June 30, 2024, an increase of 8.7%, or $394,896, which was primarily attributable to an increase in store level expenses and general and administrative expenses. Store operating expenses increased from $2,211,315 during the six months ended June 30, 2023 to $2,402,285 during the six months ended June 30, 2024, an increase of 8.6%, or $190,970. The increase in store operating expenses was due primarily to increased expenses for employment costs, property insurance, and real estate property taxes.

General and administrative expenses increased from $1,489,335 during the six months ended June 30, 2023 to $1,695,550 during the six months ended June 30, 2024, an increase of 13.8%, or $206,215. The increase in general and administrative expenses during this period are primarily attributable to increased professional fees and employment costs.

Depreciation and amortization increased from $815,379 during the six months ended June 30, 2023 to $816,064 during the six months ended June 30, 2024, an increase of 0.1%, or $684.

Business development, capital raising, store acquisition, and third-party management marketing expenses decreased from $5,249 during the six months ended June 30, 2023 to $2,275 during the six months ended June 30, 2024. These costs primarily consist of costs incurred in connection with business development, capital raising, and future potential store acquisitions, and third-party management marketing expenses. Business development costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

As a result of the operating effects noted above, operating income decreased from $1,602,693 during the six months ended June 30, 2023 to $1,226,904 during the six months ended June 30, 2024, a decrease of 23.4%, or $375,789.

Other income (expense)

Interest expense on debt increased from $406,839 during the six months ended June 30, 2023 to $416,203 during the six months ended June 30, 2024. This increase was attributable to the change in fair value of the interest rate cap partially offset by cash settlements under the interest rate cap from the difference between the reference interest rate and the strike rate and lower interest payments under the Term Loan Agreement. The cash payments for the $20 million Term Loan Agreement remain the same every month until June 2036 and are $107,699 per month.

Dividend, interest, and other income was $128,054 during the six months ended June 30, 2023 and $142,327 during the six months ended June 30, 2024. The increase was attributable to the dividends earned on money market mutual fund balances.

Unrealized gain on marketable equity securities was $246,703 during the six months ended June 30, 2023 and the unrealized loss on marketable equity securities was $95,348 during the six months ended June 30, 2024.

Net income (loss)

For the six months ended June 30, 2023, net income was $1,570,611, or $0.14 per fully diluted share. For the six months ended June 30, 2024, net income was $857,680, or $0.08 per fully diluted share.

Distributions and Closing Market Prices

Distributions for each of the three months ended June 30, 2024 and 2023 were $0.0725 per share. The Company’s closing market price as of June 30, 2024 and June 30, 2023 was $4.86 and $5.05, respectively. Past market price performance and distribution levels do not guarantee similar results in the future.

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

Self Storage Portfolio

The following discussion and analysis of our same-store self storage operations are presented on a comparative basis for the six months ended June 30, 2024.

GLOBAL SELF STORAGE STORES

		Year Store	Number	Net Leasable	June 30, 2024 Square Foot	June 30, 2023 Square Foot
Property(1)	Address	Opened / Acquired	of Units	Square Feet	Occupancy %	Occupancy %
OWNED STORES
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	808	113,700	91.4%	92.1%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,408	95.0%	88.4%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	90.9%	88.3%
SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	545	76,335	93.4%	89.6%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	768	94,953	92.2%	94.0%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	570	81,370	92.7%	93.4%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	260	24,481	96.3%	95.0%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	649	68,311	97.4%	90.9%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	694	78,875	94.5%	87.2%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	569	76,460	89.7%	89.4%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	250	43,710	93.8%	87.9%
SSG WEST HENRIETTA LLC	70 Erie Station Road, West Henrietta, NY 14586	2016 / 2019	480	55,550	94.4%	88.5%
TOTAL/AVERAGE SAME-STORES			6,427	830,743	93.0%	90.5%

MANAGED STORES
TPM EDMOND LLC	14000 N I 35 Service Rd, Edmond, OK 73013	2015 / 2019	619	137,318	96.8%	93.6%
TOTAL/AVERAGE MANAGED STORES			619	137,318	96.8%	93.6%

TOTAL/AVERAGE ALL OWNED/MANAGED STORES			7,046	968,061	93.5%	90.9%

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

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions, or new ground-up developments. At June 30, 2024, we owned twelve same-store properties and zero non same-store properties. The Company believes that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, and NOI, stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions, or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy at June 30, 2024 increased by 2.5% to 93.0% from 90.5% at June 30, 2023. As of July 31, 2024, occupancy at the Company’s same-store properties was 94.2%.

Same-store revenues increased by 0.9% and 0.5% for the three and six months ended June 30, 2024 versus the same periods in 2023. Same-store cost of operations increased by 7.4% and 8.6% for the three and six months ended June 30, 2024 versus the same periods in 2023. Same-store NOI decreased by 2.7% and 4.2% for the three and six months ended June 30, 2024 versus the same periods in 2023. The decrease in same-store NOI during the three months ended June 30, 2024 was due primarily to more muted revenue growth and increased cost of operations.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped maintain our overall average same-store occupancy of approximately 93% as of June 30, 2024. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty, resulting in strong referral and word-of-mouth market demand for our storage units and services. Another contributing factor to our results was our competitor move-in rate metrics analysis which employs internet data scraping and other methods to help keep our storage unit move-in rates “in the market,” and our revenue rate management program which helped increase existing tenant rates while optimizing store occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months Ended June 30,	2024	2023	Variance	% Change
Revenues	$3,091,528	$3,063,553	$27,975	0.9%
Cost of operations	$1,171,169	$1,089,977	$81,192	7.4%
Net operating income	$1,920,359	$1,973,576	$(53,217)	-2.7%
Depreciation and amortization	$363,035	$362,423	$612	0.2%
Net leasable square footage at period end*	830,743	830,069	674	0.1%
Net leased square footage at period end	772,528	751,240	21,288	2.8%
Overall square foot occupancy at period end	93.0%	90.5%	2.5%	2.8%
Total annualized revenue per leased square foot	$16.01	$16.31	$(0.30)	-1.8%
Total available leasable storage units*	6,427	6,417	10	0.2%
Number of leased storage units	5,895	5,732	163	2.8%

SAME - STORE PROPERTIES

Six Months Ended June 30,	2024	2023	Variance	% Change
Revenues	$6,108,839	$6,079,694	$29,145	0.5%
Cost of operations	$2,402,285	$2,211,315	$190,970	8.6%
Net operating income	$3,706,554	$3,868,379	$(161,825)	-4.2%
Depreciation and amortization	$723,802	$723,220	$582	0.1%
Net leasable square footage at period end*	$830,743	830,069	674	0.1%
Net leased square footage at period end	772,528	751,240	21,288	2.8%
Overall square foot occupancy at period end	93.0%	90.5%	2.5%	2.8%
Total annualized revenue per leased square foot	$15.82	$16.19	$(0.37)	-2.3%
Total available leasable storage units*	6,427	6,417	10	0.2%
Number of leased storage units	5,895	5,732	163	2.8%

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

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$591,530	$578,070	$857,680	$1,570,611
Adjustments:
Management fees and other income	(17,510)	(22,465)	(34,239)	(44,277)
General and administrative	892,822	809,623	1,695,550	1,489,335
Depreciation and amortization	409,136	408,538	816,064	815,379
Business development	—	—	2,275	5,249
Dividend and interest	(87,450)	(86,488)	(142,327)	(128,054)
Unrealized (gain) loss on marketable equity securities	(79,530)	115,347	95,348	(246,703)
Interest expense	211,361	170,951	416,203	406,839
Total same-store net operating income	$1,920,359	$1,973,576	$3,706,554	$3,868,379

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Same-store revenues	$3,091,528	$3,063,553	$6,108,839	$6,079,694
Same-store cost of operations	1,171,169	1,089,977	2,402,285	2,211,315
Total same-store net operating income	$1,920,359	$1,973,576	$3,706,554	$3,868,379

Analysis of Same-Store Revenue

For the three and six months ended June 30, 2024, same-store revenue increased 0.9%, or $27,975, and 0.5%, or $29,145, respectively, versus the same periods in 2023. Same-store average overall square foot occupancy for all of the Company’s same-store properties increased to 93.0% at June 30, 2024, up from 90.5% at June 30, 2023. As of July 31, 2024, occupancy at the Company’s same-store properties was 94.2%.

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

As of June 30, 2024, we observed no material degradation in rent collections. However, we believe that our bad debt losses could increase from historical levels, due to (i) cumulative stress (such as inflation, recession fears, etc.) on our customers’ financial capacity and (ii) reduced rent recoveries from auctioned units.

We may experience a change in the move-out patterns of our long-term customers due to economic uncertainty. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates.

We currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases for the remainder of 2024, if any, to be similar to those in the prior year.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of June 30, 2024, our average tenant duration of stay was approximately 3.3 years, which was about the same as of June 30, 2023.

Analysis of Same-Store Cost of Operations

For the three and six months ended June 30, 2024, same-store cost of operations increased 7.4%, or $81,192, and 8.6%, or $190,970, respectively, versus the same periods in 2023. This increase in same-store cost of operations for the three and six months ended June 30, 2024 was due primarily to increased expenses for employment costs, real estate property taxes, and property insurance costs.

Employment. On-site store manager, regional manager, and district manager payroll expense increased 13.6%, or $41,773, and 11.7%, or $76,837, for the three and six months ended June 30, 2024, respectively, versus the same periods in 2023. The increase was due primarily to routine employee hiring and inflationary increases in compensation rates for existing employees. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores.

Real Estate Property Tax. Store property tax expense increased 2.1%, or $8,639, and 4.0%, or $31,858, for the three and six months ended June 30, 2024, respectively, versus the same periods in 2023. When compared to store property tax expense for the three months ended June 30, 2024, we currently expect store property tax expense to increase during 2024 due to increased property assessment valuations. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail regarding property tax relief obtained for our Dolton, IL property in 2024, which will partially offset our increased real estate property taxes.

Administrative. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. Administrative expenses increased 10.4%, or $20,200, and 3.4%, or $14,166, in the three and six months ended June 30, 2024, respectively, versus the same periods in 2023. We experienced an increase in administrative expenses for the six months ended June 30, 2024 due primarily to increased landscaping and cloud-based gate access control upgrades, which were partially offset by decreased utilities usage. We currently expect moderate increases in other direct store costs in 2024.

Repairs and Maintenance. Repairs and maintenance expense increased 14.1%, or $7,138, and decreased 1.2%, or $1,115, for the three and six months ended June 30, 2024, respectively, versus the same periods in 2023. These expenses increased during the three months ended June 30, 2024 versus the same period in 2023 primarily due to one-off repairs and maintenance completed in the three months ended June 30, 2024.

Utilities. Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utilities expense decreased 4.6%, or $2,383, and 6.0%, or $8,662, for the three and six months ended June 30, 2024, respectively, versus the same periods in 2023. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in similar utility costs for the remainder of 2024.

Landscaping. Landscaping expenses, which include snow removal costs, increased 26.1%, or $6,154, and 23.1%, or $11,309, for the three and six months ended June 30, 2024, respectively, versus the same periods in 2023. The increase in landscaping expense during the three and six months ended June 30, 2024 versus the same periods in 2023 was primarily due to an increase of one-off snow removal and inflationary increases during the six months ended June 30, 2024. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense for the remainder of 2024, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing. Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 15.2%, or $14,775, and increased 0.7%, or $1,184, for the three and six months ended June 30, 2024, respectively, versus the same periods in 2023. Marketing expense decreased during the three months ended June 30, 2024 primarily due to decreased spending on digital advertising. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a nominal rate for the remainder of 2024.

General. Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. General expenses increased 43.6%, or $32,528, and 49.5%, or $73,617, for the three and six months ended June 30, 2024, respectively, versus the same periods in 2023, primarily due to increased expense for property insurance, recruitment and training, uniforms, and branded merchandise to support our customer loyalty program. We currently expect moderate increases in direct store costs during the remainder of 2024.

Lien Administration. Lien administration expenses decreased 15.4%, or $668, and 2.1%, or $187, in the three and six months ended June 30, 2024, respectively, versus the same periods in 2023.

Property Tax Expenses at Dolton, IL

Late in the third quarter of 2017, our Dolton, IL property was reassessed by the municipality and separately, our Class 8 tax incentive renewal hearing was held. As a result of those two events, our Dolton, IL property was reassessed at approximately 52% higher and the Class 8 tax incentive was not renewed. These events were applied retroactively to take effect on January 1, 2017. Property tax expenses have increased to $399,000 during 2020, $417,000 during 2021, $532,000 during 2022, and $559,000 during 2023. The Class 8 tax incentive phased out over the years 2017, 2018, 2019, 2020 and 2021. In 2024, tax relief was granted resulting in an approximate 17.9% reduction in tax liability to the real estate property taxes for our Dolton, IL property. We are continuing to appeal the property tax reassessment and our Class 8 tax incentive renewal status for further tax relief. However, there is no guarantee that either the assessment will be reduced or our Class 8 tax incentive status will be reinstated.

Analysis of Global Self Storage FFO and AFFO

The following tables present reconciliation and computation of net income to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share (unaudited):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$591,530	$578,070	$857,680	$1,570,611
Eliminate items excluded from FFO:
Unrealized (gain) loss on marketable equity securities	(79,530)	115,347	95,348	(246,703)
Depreciation and amortization	409,136	408,538	816,064	815,379
FFO attributable to common stockholders	921,136	1,101,955	1,769,092	2,139,287
Adjustments:
Compensation expense related to stock-based awards	72,925	43,921	143,929	81,708
Business development	—	—	2,275	5,249
AFFO attributable to common stockholders	$994,061	$1,145,876	$1,915,296	$2,226,244

Earnings per share attributable to common stockholders - basic	$0.05	$0.05	$0.08	$0.14
Earnings per share attributable to common stockholders - diluted	$0.05	$0.05	$0.08	$0.14
FFO per share - diluted	$0.08	$0.10	$0.16	$0.19
AFFO per share - diluted	$0.09	$0.10	$0.17	$0.20

Weighted average shares outstanding - basic	11,087,539	11,041,503	11,080,489	11,037,868
Weighted average shares outstanding - diluted	11,134,894	11,083,258	11,121,296	11,081,799

FFO decreased 16.4%, or $180,819, and 17.3%, or $370,195, for the three and six months ended June 30, 2024, respectively, versus the same periods in 2023. FFO per diluted share decreased from $0.10 per share to $0.08 per share, and from $0.19 per share to $0.16 per share, for the three and six months ended June 30, 2024, respectively, versus the same periods in 2023. AFFO decreased

13.2%, or $151,815, and 14.0%, or $310,948, for the three and six months ended June 30, 2024, respectively, versus the same periods in 2023. AFFO per diluted share decreased from $0.10 per share to $0.09 per share, and $0.20 per share to $0.17 per share, for the three and six months ended June 30, 2024, respectively, versus the same periods in 2023.

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

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains and losses on the Company’s investment in marketable equity securities for the six months ended June 30, 2024 and 2023 were a loss of $95,348 and a gain of $246,703, respectively. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we may liquidate our investment in marketable equity securities and potentially realize gains or losses. As of June 30, 2024, our cumulative unrealized gain on marketable equity securities was $1,924,194. There were no realized gains or losses for the six months ended June 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Amendments to Bylaws

On August 8, 2024, and immediately effective as of such date, the Board of Directors of the Company approved an amendment and restatement of the Company’s Bylaws (the “Bylaws”). Prior thereto, the Bylaws were last amended and restated effective as of November 9, 2022.

Set forth below is a summary of the amendments to the Bylaws. Capitalized terms used but not defined herein have the meanings ascribed thereto in the Bylaws.

•
Revise and narrow the definition of a “Stockholder Associated Person,” as used in connection with the provisions of the Bylaws regarding an advance notice of stockholder nominations for director and other business proposals, so as to reduce the scope of the persons included within such definition.
•
Provide that Sally C. Carroll, a current member of the Company’s Board of Directors, shall be deemed a “Continuing Director” for purposes of the Bylaws.
•
Clarify that, in the event that the nominations of all nominees for election as director are not approved by a majority of the Continuing Directors and no nominee receives the affirmative vote of the holders of at least two-thirds of the outstanding shares of all classes of voting stock, voting together, the incumbent directors shall hold over and continue to serve as directors of the Company until the next annual meeting of stockholders of the Company and until their respective successors are duly elected and qualify.
•
Clarify that, in the event that the nominations of all nominees for election as director are not approved by a majority of the Continuing Directors and the number of nominees receiving the affirmative vote of the holders of at least two-thirds of the outstanding shares of all classes of voting stock, voting together, is at least one but less than the number of directors to be elected, the incumbent directors who shall hold over and continue to serve as directors of the Company until the next annual meeting of stockholders of the Company and until their respective successors are duly elected and qualify shall be determined in descending order based on the number of votes received; provided that in no event shall the number of nominees receiving the affirmative vote of the holders of at least two-thirds of the outstanding shares of all classes of voting stock, voting together, plus the number of incumbent directors holding over exceed the number of directors to be elected.
•
Clarify that a director holding over shall have the same rights and powers as a duly elected director.

The foregoing description of the amendments included in the Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Bylaws that were adopted by the Company’s Board of Directors on August 8, 2024, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 3.1 and incorporated by reference in its entirety.

Item 6. Exhibits.

Exhibits – See Exhibit Index below.

Exhibit Index

Exhibit Item Number and Description	Incorporated by Reference to	Filed Herewith

3.1 Fifth Amended and Restated Bylaws of Global Self Storage, Inc., as amended and restated as of August 8, 2024.		X

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

101. The following materials from Global Self Storage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, are formatted in Inline XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations and Comprehensive Income, (3) Consolidated Statement of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to Financial Statements.

X

104. The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2024 has been formatted in Inline XBRL (eXtensible Business Reporting Language) and in included in Exhibit 101.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: August 9, 2024	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: August 9, 2024	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)