Form 10-Q
period 2024-09-30
Global Self Storage, Inc.
filed 2024-11-08
CIK 1031235

su

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

Global Self Storage, Inc.

3814 Route 44

Millbrook, NY 12545

(212) 785-0900

(Address, including zip code, and telephone number, including area code, of Company’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	SELF	NASDAQ

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value per share, as of October 31, 2024 was 11,264,941.

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
•
risks related to the successful evaluation, financing, integration, and managing of acquired and redeveloped properties into our existing operations;
•
risks related to our redevelopment of properties and expansions and related lease up at our existing properties and/or participation in joint ventures;
•
risks of ongoing litigation and other legal and regulatory actions, which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business;
•
the impact of the regulatory environment under national, state, and local laws and regulations including, without limitation, those governing the environment, taxes and our tenant reinsurance business and real estate investment trusts (“REITs”), and risks related to the impact of new laws and regulations;
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
•
risks related to obtaining and maintaining financing arrangements on favorable terms;
•
market trends in our industry, interest rates, the debt and lending markets or the general economy;
•
the timing of acquisitions and execution on our acquisition pipeline;
•
general volatility of the securities markets in which we participate;

•
changes in the value of our assets;
•
changes in interest rates and the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•
increasing inflation;
•
risks related to continuing to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Real estate assets, net	$54,318,370	$55,481,220
Cash and cash equivalents	6,762,074	6,921,779
Restricted cash	165,060	106,767
Investments in securities	3,178,964	2,775,029
Accounts receivable	127,428	169,410
Prepaid expenses and other assets	803,115	629,196
Line of credit issuance costs, net	215,567	50,801
Interest rate cap	10,768	50,881
Goodwill	694,121	694,121
Total assets	$66,275,467	$66,879,204
Liabilities and equity
Note payable, net	$16,495,142	$16,901,219
Accounts payable and accrued expenses	1,719,109	1,731,958
Total liabilities	18,214,251	18,633,177
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 11,267,253 shares and 11,153,513 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	112,673	111,535
Additional paid in capital	49,446,018	49,229,020
Accumulated deficit	(1,497,475)	(1,094,528)
Total stockholders' equity	48,061,216	48,246,027
Total liabilities and stockholders' equity	$66,275,467	$66,879,204

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rental income	$3,070,871	$2,968,263	$8,967,371	$8,857,845
Other property related income	111,618	103,676	323,957	293,788
Management fees and other income	17,787	18,435	52,026	62,712
Total revenues	3,200,276	3,090,374	9,343,354	9,214,345
Expenses
Property operations	1,153,947	1,163,064	3,556,232	3,374,379
General and administrative	762,000	683,629	2,457,551	2,172,965
Depreciation and amortization	409,227	409,245	1,225,290	1,224,624
Business development	2,012	5,903	4,287	11,152
Total expenses	2,327,186	2,261,841	7,243,360	6,783,120
Operating income	873,090	828,533	2,099,994	2,431,225
Other income (expense)
Dividend and interest income	68,703	66,906	211,030	194,960
Unrealized gain (loss) on marketable equity securities	499,283	(411,969)	403,935	(165,266)
Interest expense	(259,419)	(212,712)	(675,622)	(619,550)
Total other expense, net	308,567	(557,775)	(60,657)	(589,856)
Net income and comprehensive income	$1,181,657	$270,758	$2,039,337	$1,841,369
Earnings per share
Basic	$0.11	$0.02	$0.18	$0.17
Diluted	$0.10	$0.02	$0.18	$0.16
Weighted average shares outstanding
Basic	11,101,705	11,048,877	11,087,613	11,041,578
Diluted	11,159,187	11,090,674	11,127,016	11,084,684

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

					Total
	Common stock		Additional paid in	Accumulated	stockholders'
	Shares	Par value	capital	deficit	equity
Balances at December 31, 2023	11,153,513	$111,535	$49,229,020	$(1,094,528)	$48,246,027
Restricted stock grants issued	114,378	1,144	(1,144)	—	—
Restricted stock grant forfeiture	(843)	(8)	8	—	—
Stock-based compensation	—	—	71,004	—	71,004
Net income	—	—	—	266,150	266,150
Dividends	—	—	—	(808,568)	(808,568)
Balances at March 31, 2024	11,267,048	112,671	49,298,888	(1,636,946)	47,774,613
Restricted stock grants issued	400	4	(4)	—	—
Restricted stock grant forfeiture	(687)	(7)	7	—	—
Stock-based compensation	—	—	72,925	—	72,925
Net income	—	—	—	591,530	591,530
Dividends	—	—	—	(816,841)	(816,841)
Balances at June 30, 2024	11,266,761	112,668	49,371,816	(1,862,257)	47,622,227
Restricted stock grants issued	492	5	(5)	—	—
Stock-based compensation	—	—	74,207	—	74,207
Net income	—	—	—	1,181,657	1,181,657
Dividends	—	—	—	(816,875)	(816,875)
Balances at September 30, 2024	11,267,253	$112,673	$49,446,018	$(1,497,475)	$48,061,216

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

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$2,039,337	$1,841,369
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,225,290	1,224,624
Unrealized (gain) loss on marketable equity securities	(403,935)	165,266
Unrealized loss on interest rate cap premium	40,113	30,503
Amortization of loan procurement costs	97,458	94,916
Stock-based compensation	218,136	126,428
Changes in operating assets and liabilities:
Accounts receivable	41,982	(36,491)
Prepaid expenses and other assets	(173,919)	(354,483)
Accounts payable and accrued expenses	(16,269)	317,410
Net cash provided by operating activities	3,068,193	3,409,542
Cash flows from investing activities
Improvements and equipment additions	(62,440)	(196,689)
Net cash used in investing activities	(62,440)	(196,689)
Cash flows from financing activities
Principal payments on note payable	(433,137)	(406,138)
Issuance costs on renewal of revolving line of credit	(235,164)	—
Dividends paid	(2,438,864)	(2,416,247)
Net cash used in financing activities	(3,107,165)	(2,822,385)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(101,412)	390,468
Cash, cash equivalents, and restricted cash, beginning of period	7,028,546	6,515,007
Cash, cash equivalents, and restricted cash, end of period	$6,927,134	$6,905,475
Supplemental cash flow and noncash information
Cash paid for interest	$536,156	$553,907
Supplemental disclosure of noncash activities:
Dividends payable	$3,420	$5,790

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION

Global Self Storage, Inc. (the “Company,” “we,” “our,” “us”) is a self-administered and self-managed Maryland real estate investment trust (“REIT”) that owns, operates, manages, acquires, and redevelops self storage properties (“stores” or “properties”) in the United States. As of September 30, 2024, through its wholly owned subsidiaries, the Company owned and/or managed 13 self-storage properties in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company operates primarily in one segment: rental operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with accounting standards generally accepted in the United States of America ("GAAP") for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our unaudited consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$6,762,074	$6,921,779
Restricted cash	165,060	106,767
Total cash, cash equivalents, and restricted cash as shown in our unaudited consolidated statements of cash flows	$6,927,134	$7,028,546

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

The Company evaluates goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value may be less that carrying amounts. If it is determined that the carrying amount of goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value, an impairment charge is recorded. There were no indicators of impairment to goodwill and real estate assets as of September 30, 2024, and no impairment charges were recorded for any periods presented herein.

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

Loan Procurement Costs

Loan procurement costs on the Company's term loan note payable are presented as a direct deduction from the carrying amount of the related debt liability. The loan procurement costs related to the term loan note payable are amortized using the effective interest method over the life of the loan. Loan procurement costs associated with the Company's revolving line of credit remain in line of credit issuance costs, net of amortization on the Company's consolidated balance sheets. The costs related to the revolving line of credit are amortized using the straight-line method, which approximates the effective interest method, over the estimated life of the related debt.

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

3. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows

	September 30, 2024	December 31, 2023
Land	$6,122,065	$6,122,065
Buildings, improvements, and equipment	60,977,937	60,915,497
Self storage properties	67,100,002	67,037,562
Less: Accumulated depreciation	(12,781,632)	(11,556,342)
Real estate assets, net	$54,318,370	$55,481,220

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consisted of the following:

		Gross Unrealized
September 30, 2024	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$2,423,477	$—	$3,178,964
Total investment in marketable equity securities	$755,487	$2,423,477	$—	$3,178,964

		Gross Unrealized
December 31, 2023	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$2,019,542	$—	$2,775,029
Total investment in marketable equity securities	$755,487	$2,019,542	$—	$2,775,029

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2024 and December 31, 2023:

September 30, 2024	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$3,178,964	$—	$—	$3,178,964
Interest rate cap derivative	—	10,768	—	10,768
Total assets at fair value	$3,178,964	$10,768	$—	$3,189,732

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,775,029	$—	$—	$2,775,029
Interest rate cap derivative	—	50,881	—	50,881
Total assets at fair value	$2,775,029	$50,881	$—	$2,825,910

There were no assets transferred from level 1 to level 2 as of September 30, 2024. The Company did not have any level 3 assets or liabilities as of September 30, 2024.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximated their respective carrying values as of September 30, 2024. The estimated fair value of the Company’s outstanding debt was approximately $14,466,115 as of September 30, 2024. This estimate was based on market interest rates for comparable obligations, general market conditions, and maturity.

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

The following table summarizes the terms of the Company’s derivative financial instrument:

	Notional Amount		Effective	Maturity
Product	September 30, 2024	Strike	Date	Date
Cap Agreement	$7,500,000	5.25%	7/10/2024	7/6/2027

	Notional Amount		Effective	Maturity
Product	December 31, 2023	Strike	Date	Date
Cap Agreement	$7,500,000	3.75%	12/20/2021	7/6/2024

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

The Term Loan Documents require the Term Loan Secured Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Lender may accelerate amounts outstanding under the Term Loan Documents upon the occurrence of an event of default (as defined in the Term Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. As of September 30, 2024, the Company was in compliance with these covenants.

The Company incurred loan procurement costs of $646,246 and such costs have been recorded as a reduction of the note payable on the consolidated balance sheet and are amortized as an adjustment to interest expense over the term of the loan. The Company recorded amortization expense of $8,943 and $9,247 for the three months ended September 30, 2024 and 2023, respectively and $27,060 and $27,962 for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024 and December 31, 2023, the carrying value of the Company’s note payable is summarized as follows:

Note Payable	September 30, 2024	December 31, 2023
Principal balance outstanding	$16,811,550	$17,244,687
Less: Loan procurement costs, net	(316,408)	(343,468)
Total note payable, net	$16,495,142	$16,901,219

As of September 30, 2024, the note payable was secured by certain of the Company’s self storage properties with an aggregate net book value of approximately $23.4 million. The following table represents the future principal payment requirements on the note payable as of September 30, 2024:

2024 (3 months)	$147,941
2025	607,488
2026	633,449
2027	660,519
2028	688,746
2029 and thereafter	14,073,407
Total principal payments	$16,811,550

Revolving Line of Credit

On July 6, 2024, certain wholly owned subsidiaries (“Second Amended Credit Facility Secured Subsidiaries”) of the Company entered into a second amendment to the Credit Facility Loan Agreement (collectively, the “Second Amended Credit Facility Loan Agreement”) between the Second Amended Credit Facility Secured Subsidiaries and The Huntington National Bank ("Huntington"), successor by merger to TCF National Bank (“Second Amended Credit Facility Lender”). Under the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Secured Subsidiaries may borrow from the Second Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million in years two and three, respectively, pursuant to a promissory note (the “Second Amended Credit Facility Promissory Note”). The Second Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the SOFR or 0.25% and is due to mature on July 6, 2027, with an option to extend the maturity to July 6, 2028. As of September 30, 2024, the effective interest rate was approximately 8.20%. An annual unused facility fee is charged based on the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during the trailing twelve month period ending each June 30. The fee will be calculated at 0.25% per annum if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was greater than fifty percent, and will be calculated at 0.15% if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was less than or equal to fifty percent. The obligations under the Second Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Second Amended Credit Facility Secured Subsidiaries. The Company entered into a second amended and restated guaranty of payment as of July 6, 2024 (“Second Amended Credit Facility Guaranty,” and together with the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Promissory Note and related instruments, the “Second Amended Credit Facility Loan Documents”) to guarantee the payment to the Second Amended Credit Facility Lender of certain obligations of the Second Amended Credit Facility Secured Subsidiaries under the Second Amended Credit Facility Loan Agreement. The Company and the Second Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Second Amended Credit Facility Loan Documents.

The Second Amended Credit Facility Loan Agreement requires the Second Amended Credit Facility Secured Subsidiaries and the Company to comply with certain covenants, including, among others, customary financial covenants. The Lender may accelerate amounts outstanding under the Loan Documents upon the occurrence of an Event of Default (as defined in the Agreement) including, but not limited to, the failure to pay amounts due the Lender or commencement of bankruptcy proceedings.

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

The Company incurred issuance costs of $235,164 and $231,926 for the July 6, 2024 Second Amended Credit Facility Loan Agreement and the prior Amended Credit Facility Loan Agreement in July 6, 2021, respectively, and such costs are amortized as an adjustment to interest expense using the straight-line method, which approximates the effective interest method, over the term of the loan. The Company recorded amortization expense of $19,597 and $25,400 for the three months ended September 30, 2024 and 2023, respectively $70,398 and $76,201 for the nine months ended September 30, 2024 and 2023, respectively. There was no outstanding loan balance under the Revolving Line of Credit as of September 30, 2024 or December 31, 2023.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s secured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. The Company had right-of-use assets and lease liabilities related to its operating leases of $21,408 and $21,408, respectively, as of September 30, 2024 and $35,726 and $35,726, respectively, as of December 31, 2023. Such amounts are amortized using a straight-line method over the term of the lease, and are included in prepaid expenses and other assets and accounts payable and accrued expenses on the Company’s consolidated balance sheets, respectively. Amortization expense was $4,818 and $4,640 for the three months ended September 30, 2024 and 2023, respectively, and $14,318 and $13,740 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were approximately 1.1 years and 3.77%, respectively.

The remaining future minimum lease payments under the automobile lease are $21,882 as of September 30, 2024 and the future minimum lease payments are $5,049 and $16,833 for the years ending December 31, 2024 and 2025, respectively.

9. EARNINGS PER SHARE

Earnings per share is calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. The Company grants restricted stock to certain employees under its stock-based compensation programs, which entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of the Company's common stock, $0.01 par value per share; these unvested awards meet the definition of participating securities.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$1,181,657	$270,758	$2,039,337	$1,841,369
Earnings and dividends allocated to participating securities	(11,290)	(6,406)	(29,343)	(18,667)
Net income attributable to common stockholders	$1,170,367	$264,352	$2,009,994	$1,822,702
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	11,101,705	11,048,877	11,087,613	11,041,578
Net effect of dilutive unvested restricted stock awards included for treasury stock method	57,482	41,797	39,403	43,106
Average number of common shares outstanding - diluted	11,159,187	11,090,674	11,127,016	11,084,684
Earnings per common share
Basic	$0.11	$0.02	$0.18	$0.17
Diluted	$0.10	$0.02	$0.18	$0.16

Common stock dividends totaled $816,875 ($0.0725 per share) and $808,876 ($0.0725 per share) for the three months ended September 30, 2024 and 2023, respectively, and $2,442,284 ($0.2175 per share) and $2,422,037 ($0.2175 per share) for the nine months ended September 30, 2024 and 2023, respectively.

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and/or directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation, and/or their affiliates (collectively with the Company, the “Affiliates”). As of September 30, 2024, certain of the Affiliates and the Company’s directors and employees may be deemed to own, in the aggregate, approximately 9.6% of the outstanding common stock.

Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the Code and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. The aggregate compensation and benefits accrued and funded by the Company to MMC were $744,527 and $720,343 for the three months ended September 30, 2024 and 2023, respectively, and $2,295,429 and $2,136,395 for the nine months ended September 30, 2024 and 2023, respectively. Expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The aggregate administrative and support function expenses accrued and paid by the Company to Winco was $9,686 and $7,272 for the three months ended September 30, 2024 and 2023, respectively, and $24,750 and $21,119 for the nine months ended September 30, 2024 and 2023, respectively. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the Code. The Company's allocated matching expense was $25,018 and $22,857 for the three months ended September 30, 2024 and 2023, respectively, and $82,315 and $76,671 for the nine months ended September 30, 2024 and 2023, respectively. The Company had reimbursements payable to MMC and Winco for compensation, benefits, and administrative and support function expenses of $22,825 and $23,523 as of September 30, 2024 and December 31, 2023, respectively.

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

The Company leases office space and storage to certain Affiliates under rental agreements. The terms of occupancy are month to month and automatically renew unless terminated by either party on thirty days’ written notice. The Company earned rental income of $1,200 and $1,200 for the three months ended September 30, 2024 and 2023, respectively, and $3,600 and $3,600 for the nine months ended September 30, 2024 and 2023, respectively.

11. CAPITAL STOCK

As of September 30, 2024, the Company was authorized to issue 450,000,000 shares of common stock, $0.01 par value per share of which 11,267,253 were issued and outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value per share, of which none has been issued.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $15,000,000, through the Agent. There were no shares of common stock sold during the three and nine months ended September 30, 2024 and 2023, under the Sales Agreement.

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

The Company recorded $74,207 and $44,720 for the three months ended September 30, 2024 and 2023, respectively, and $218,136 and $126,428 for the nine months ended September 30, 2024 and 2023, respectively, of expense related to restricted stock awards in general and administrative expense in its consolidated statements of operations. As of September 30, 2024 and 2023, there was $400,266 and $232,262 of unrecognized compensation expense related to unvested time-based and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted-average period of 3.1 years and 2.6 years for time-based and performance-based awards, respectively. The fair value of common stock awards is determined based on the closing trading price of the common stock on the grant date. Forfeitures are accounted for as they occur, compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition is reversed in the period of the forfeiture.

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

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2023	33,100	$4.84
Granted	91,544	$4.33
Vested	(31,828)	$4.51
Forfeited	(1,530)	$5.22
Unvested at September 30, 2024	91,286	$4.43

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

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2023	40,024	$5.14
Granted	23,726	$4.32
Vested	(12,161)	$5.08
Unvested at September 30, 2024	51,589	$4.78

13. COMMITMENTS AND CONTINGENCIES

The Company enters into contracts that contain a variety of representations and warranties and which may provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as it involves future claims that may be made against the Company under circumstances that have not occurred.

14. RISKS AND UNCERTANTIES

General Market Risks

The Company’s operating activities are affected by global and national economic, political and market conditions generally and also by the local economic conditions where its assets are located. U.S. and international markets have experienced volatility in recent months and years due to a number of economic, political and global macro factors, including rising inflation, wars between Russia and Ukraine and in the Middle East, and the impact of the coronavirus (“COVID-19”) global pandemic. Uncertainties regarding the level and direction of central banks’ interest rate changes, political events, the Russia-Ukraine conflict and the Israel-Hamas conflict, trade tensions and the possibility of a national or global recession have also contributed to market volatility. The full impact of such external events on the financial and credit markets and consequently on the Company’s financial conditions and results of operations is uncertain and cannot be fully predicted. The Company will continue to monitor these events and will adjust its operations as necessary.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our unaudited “Condensed Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements (unaudited)” appearing elsewhere in this report. We make statements in this section that may be forward looking statements within the meaning of the federal securities laws. For a complete discussion of forward looking statements, see the section in this report entitled “Statement on Forward Looking Information.” References to the “Company,” “we,” “us,” or “our company” refer to Global Self Storage, Inc., a Maryland corporation, including, as the context requires, its direct and indirect subsidiaries.

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

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT that owns, operates, manages, acquires, and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible, and secure storage space for residential and commercial customers. As of September 30, 2024, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

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

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries were able to borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million in years 2 and 3, respectively, pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bore an interest rate equal to 3% plus the greater of the One Month U.S. Dollar London Inter-Bank Offered Rate or 0.25% and was due to mature on July 6, 2024. As of September 30, 2024, the effective interest rate was 8.44%. The publication of LIBOR ceased after June 30, 2023. The Amended Credit Facility Loan Agreement provided for a replacement index based on the Secured Overnight Financing Rate (“SOFR”). The interest rate on the Amended Credit Facility Promissory Note subsequent to June 30, 2023, was equal to 3% plus the greater of SOFR plus 0.11448% or 0.25%. The obligations under the Amended Credit Facility Loan Agreement were secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents. As described in more detail below, the Amended Credit Facility Loan Agreement has been replaced in its entirety by the Second Amended Credit Facility Loan Agreement on July 6, 2024.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $15,000,000, through the Agent. During the twelve months ended December 31, 2022, under the Sales Agreement, the Company sold and issued an aggregate of 373,833 shares of common stock and raised aggregate gross proceeds of approximately $2,272,628, less sales commissions of approximately $45,491 and other offering costs resulting in net proceeds of $2,008,436. There were no shares of common stock sold during the three and nine months ended September 30, 2024 and September 30, 2023 under the Sales Agreement.

On July 6, 2024, certain wholly owned subsidiaries (“Second Amended Credit Facility Secured Subsidiaries”) of the Company entered into a second amendment to the Credit Facility Loan Agreement (collectively, the “Second Amended Credit Facility Loan Agreement”) between the Second Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Second Amended Credit Facility Lender”). Under the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Secured Subsidiaries may borrow from the Second Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million in years 2 and 3, respectively, pursuant to a promissory note (the “Second Amended Credit Facility Promissory Note”). The Second Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month SOFR or 0.25% and is due to mature on July 6, 2027, with an option to extend the maturity to July 6, 2028. An annual unused facility fee is charged based on the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during the trailing twelve month period ending each June 30. The fee will be calculated at 0.25% per annum if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was greater than fifty percent, and will be calculated at 0.15% if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was less than or equal to fifty percent. The obligations under the Second Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Second Amended Credit Facility Secured Subsidiaries. The Company entered into a second amended and restated guaranty of payment as of July 6, 2024 (“Second Amended Credit Facility Guaranty,” and together with the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Promissory Note and related instruments, the “Second Amended Credit Facility Loan Documents”) to guarantee the payment to the Second Amended Credit Facility Lender of certain obligations of the Second Amended Credit Facility Secured Subsidiaries under the Second Amended Credit Facility Loan Agreement. The Company and the Second Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Second Amended Credit Facility Loan Documents. The Company also maintains a bank account at the Second Amended Credit Facility Lender. As of September 30, 2024, we have no withdrawn proceeds under the Second Amended Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Second Amended Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

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

We continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not complete any acquisitions in the three and nine months ended September 30, 2024. In addition, we may pursue third-party management opportunities of properties owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities. As of September 30, 2024, under our third-party management platform, Global MaxManagementSM, we managed one third-party owned property, which was previously rebranded as “Global Self Storage,” had 137,318-leasable square feet and was comprised of 619 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

We expect we will have sufficient cash from current sources to meet our liquidity needs for the next twelve months because our capital resources currently exceed our projected expenses for the next twelve months. However, we may opt to supplement our equity capital and increase potential returns to our stockholders through the use of prudent levels of borrowings. We may use debt when the available terms and conditions are favorable to long-term investing and well-aligned with our strategic business plan.

The Company currently has capital resources totaling approximately $25.1 million, comprised of $6.9 million of cash, cash equivalents, and restricted cash and $3.2 million of marketable securities as of September 30, 2024, and $15 million available for withdrawal under the Second Amended Credit Facility Loan Agreement which matures on July 6, 2027. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores. These capital resources allow us to continue to execute our strategic business plan, which includes funding acquisitions, either directly or through joint ventures; expansion projects at our existing properties; and broadening our revenue base and pipeline of potential acquisitions through developing Global MaxManagementSM, our third-party management platform. Our board of directors regularly reviews our strategic business plan, including topics and metrices like capital formation, debt versus equity ratios, dividend policy, use of capital and debt, funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) performance, and optimal cash levels. See the section titled "Non-GAAP Financial Measures" for the definition and use of FFO and AFFO.

We expect that the results of our operations will be affected by a number of factors. Many of the factors that will affect our operating results are beyond our control. The Company and its properties could be materially and adversely affected by the risks, or the public perception of the risks, related to, among other things, public health crises, natural disasters and geopolitical events, including the ongoing conflict between Russia, Belarus and Ukraine, the ongoing conflict between Israel and Hamas, financial and credit market volatility and disruptions, inflationary pressures, rising interest rate fluctuations, supply chain issues, labor shortages and recessionary concerns.

Results of Operations for the Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023

Revenues

Total revenues increased from $3,090,374 during the three months ended September 30, 2023 to $3,200,276 during the three months ended September 30, 2024, an increase of 3.6%, or $109,902. Rental income increased from $2,968,263 during the three months ended September 30, 2023 to $3,070,871 during the three months ended September 30, 2024, an increase of 3.5%, or $102,608. The increase was primarily attributable to increases in occupancy and existing tenant rates under our proprietary revenue rate management program, which was partially offset by lower move-in rental rates year-over-year across the United States and in the markets that we operate.

Other property related income consists of tenant insurance fees, sales of storage supplies, and other ancillary revenues. Other property related income increased from $103,676 during the three months ended September 30, 2023 to $111,618 during the three months ended September 30, 2024, an increase of 7.7%, or $7,942. The increase was primarily attributable to additional tenants subscribing to tenant insurance.

Income from our third-party management platform consists of management fees and customer insurance fees. Management fees and other income decreased from $18,435 during the three months ended September 30, 2023 to $17,787 during the three months ended September 30, 2024. The decrease was primarily attributable to the adjustment of fees for our third-party management services in accordance with current market rates.

Operating Expenses

Total operating expenses increased from $2,261,841 during the three months ended September 30, 2023 to $2,327,186 during the three months ended September 30, 2024, an increase of 2.9%, or $65,345, which was attributable to an increase in general and administrative expenses. Store operating expenses decreased from $1,163,064 during the three months ended September 30, 2023 to $1,153,947 during the three months ended September 30, 2024, a decrease of 0.8%, or $9,117.

General and administrative expenses increased from $683,629 during the three months ended September 30, 2023 to $762,000 during the three months ended September 30, 2024, an increase of 11.5%, or $78,371. The increase in general and administrative expenses during this period are primarily attributable to increased professional fees and employment costs.

Depreciation and amortization decreased from $409,245 during the three months ended September 30, 2023 to $409,227 during the three months ended September 30, 2024.

Business development which includes capital raising, store acquisition, and third-party management marketing expenses decreased from $5,903 during the three months ended September 30, 2023 to $2,012 during the three months ended September 30, 2024, a decrease of 65.9%, or $3,891. These costs primarily consist of costs incurred in connection with business development, capital raising, and future potential store acquisitions, and third-party management marketing expenses. Business development costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

As a result of the operating effects noted above, operating income increased from $828,533 during the three months ended September 30, 2023 to $873,090 during the three months ended September 30, 2024, an increase of 5.4%, or $44,557.

Other income (expense)

Interest expense on debt increased from $212,712 during the three months ended September 30, 2023 to $259,419 during the three months ended September 30, 2024. This increase was attributable to the change in fair value of the interest rate cap and the decrease in cash settlements under the interest rate cap. The cash payments for the $20 million Term Loan Agreement remain the same every month until June 2036 and are $107,699 per month.

Dividend, interest, and other income was $66,906 during the three months ended September 30, 2023 and $68,703 during the three months ended September 30, 2024.

Unrealized loss on marketable equity securities was $411,969 during the three months ended September 30, 2023 and the unrealized gain on marketable equity securities was $499,283 during the three months ended September 30, 2024.

Net income

For the three months ended September 30, 2023, net income was $270,758, or $0.02 per fully diluted share. For the three months ended September 30, 2024, net income was $1,181,657, or $0.10 per fully diluted share.

Results of Operations for the Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023

Revenues

Total revenues increased from $9,214,345 during the nine months ended September 30, 2023 to $9,343,354 during the nine months ended September 30, 2024, an increase of 1.4%, or $129,009. Rental income increased from $8,857,845 during the nine months ended September 30, 2023 to $8,967,371 during the nine months ended September 30, 2024, an increase of 1.2%, or $109,526. The increase was primarily attributable to increased occupancies and increases in existing tenant rates under our revenue rate management program.

Other property related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other property related income increased from $293,788 during the nine months ended September 30, 2023 to $323,957 during the nine months ended September 30, 2024, an increase of 10.3%, or $30,169. The increase was primarily attributable to additional tenants subscribing to tenant insurance.

Income from our third-party management platform consists of management fees and customer insurance fees. Management fees and other income decreased from $62,712 during the nine months ended September 30, 2023 to $52,026 during the nine months ended September 30, 2024. The decrease was primarily attributable to the adjustment of fees for our third-party management services in accordance with current market rates.

Operating Expenses

Total operating expenses increased from $6,783,120 during the nine months ended September 30, 2023 to $7,243,360 during the nine months ended September 30, 2024, an increase of 6.8%, or $460,240, which was primarily attributable to an increase in store level expenses and general and administrative expenses. Store operating expenses increased from $3,374,379 during the nine months ended September 30, 2023 to $3,556,232 during the nine months ended September 30, 2024, an increase of 5.4%, or $181,853. The increase in store operating expenses was due primarily to increased expenses for employment costs and property insurance.

General and administrative expenses increased from $2,172,965 during the nine months ended September 30, 2023 to $2,457,551 during the nine months ended September 30, 2024, an increase of 13.1%, or $284,586. The increase in general and administrative expenses during this period are primarily attributable to increased professional fees and employment costs.

Depreciation and amortization increased from $1,224,624 during the nine months ended September 30, 2023 to $1,225,290 during the nine months ended September 30, 2024, an increase of 0.1%, or $666.

Business development, capital raising, store acquisition, and third-party management marketing expenses decreased from $11,152 during the nine months ended September 30, 2023 to $4,287 during the nine months ended September 30, 2024. These costs primarily consist of costs incurred in connection with business development, capital raising, and future potential store acquisitions, and third-party management marketing expenses. Business development costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

As a result of the operating effects noted above, operating income decreased from $2,431,225 during the nine months ended September 30, 2023 to $2,099,994 during the nine months ended September 30, 2024, a decrease of 13.6%, or $331,231.

Other income (expense)

Interest expense on debt increased from $619,550 during the nine months ended September 30, 2023 to $675,622 during the nine months ended September 30, 2024. This increase was attributable to the change in fair value of the interest rate cap partially offset by cash settlements under the interest rate cap from the difference between the reference interest rate and the strike rate and lower interest payments under the Term Loan Agreement. The cash payments for the $20 million Term Loan Agreement remain the same every month until June 2036 and are $107,699 per month.

Dividend, interest, and other income was $194,960 during the nine months ended September 30, 2023 and $211,030 during the nine months ended September 30, 2024. The increase was attributable to the dividends earned on money market mutual fund balances.

Unrealized loss on marketable equity securities was $165,266 during the nine months ended September 30, 2023 and the unrealized gain on marketable equity securities was $403,935 during the nine months ended September 30, 2024.

Net income

For the nine months ended September 30, 2023, net income was $1,841,369, or $0.16 per fully diluted share. For the nine months ended September 30, 2024, net income was $2,039,337, or $0.18 per fully diluted share.

Distributions and Closing Market Prices

Distributions for each of the three months ended September 30, 2024 and 2023 were $0.0725 per share. The Company’s closing market price as of September 30, 2024 and September 30, 2023 was $5.21 and $4.86, respectively. Past market price performance and distribution levels do not guarantee similar results in the future.

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

Self Storage Portfolio

The following discussion and analysis of our same-store self storage operations are presented on a comparative basis for the nine months ended September 30, 2024.

GLOBAL SELF STORAGE STORES

		Year Store	Number	Net Leasable	September 30, 2024 Square Foot	September 30, 2023 Square Foot
Property(1)	Address	Opened / Acquired	of Units	Square Feet	Occupancy %	Occupancy %
OWNED STORES
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	809	114,000	90.4%	92.2%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	182	30,408	87.7%	90.8%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	90.5%	86.0%
SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	546	76,385	93.8%	88.8%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	768	94,953	89.7%	90.0%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	570	81,270	91.6%	91.9%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	260	24,482	90.9%	92.2%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	649	68,311	94.9%	94.0%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	694	78,875	93.1%	89.0%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	569	76,460	91.9%	91.3%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	250	43,710	94.2%	86.1%
SSG WEST HENRIETTA LLC	70 Erie Station Road, West Henrietta, NY 14586	2016 / 2019	483	55,550	88.8%	84.0%
TOTAL/AVERAGE SAME-STORES			6,432	830,994	91.5%	89.8%

MANAGED STORES
TPM EDMOND LLC	14000 N I 35 Service Rd, Edmond, OK 73013	2015 / 2019	619	137,318	96.0%	94.7%
TOTAL/AVERAGE MANAGED STORES			619	137,318	96.0%	94.7%

TOTAL/AVERAGE ALL OWNED/MANAGED STORES			7,051	968,312	92.2%	90.5%

(1)
Each store is directly owned or managed by the Company’s wholly owned subsidiary listed in the table.

Certain stores’ leasable square feet in the chart above includes outside auto/RV/boat storage space: approximately 12,800 square feet at SSG Sadsbury LLC; 6,300 square feet at SSG Fishers LLC; 16,000 square feet at SSG Bolingbrook LLC; 8,900 square feet at

SSG Dolton LLC; 2,100 square feet at SSG Merrillville LLC; 3,800 square feet at SSG Summerville I LLC; 8,000 square feet at SSG Summerville II LLC and 8,800 square feet at SSG Clinton LLC. For SSG Lima LLC, included is approximately 3,800 square feet of non-storage commercial and student housing space. For SSG Millbrook LLC, included is approximately 1,300 square feet of wine storage and non-storage office space. For SSG Fishers LLC, included is approximately 300 square feet of storage locker space. Approximately 33% of our total available units are climate-controlled, 59% are traditional drive-up storage, and 8% are outdoor parking storage for boats, cars and recreational vehicles.

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions, or new ground-up developments. At September 30, 2024, we owned twelve same-store properties and zero non same-store properties. The Company believes that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, and NOI, stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions, or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy at September 30, 2024 increased by 1.7% to 91.5% from 89.8% at September 30, 2023.

Same-store revenues increased by 3.6% and 1.5% for the three and nine months ended September 30, 2024 versus the same periods in 2023. Same-store cost of operations decreased by 0.8% and increased 5.4% for the three and nine months ended September 30, 2024 versus the same periods in 2023. Same-store NOI increased by 6.3% and decreased 0.7% for the three and nine months ended September 30, 2024 versus the same periods in 2023. The increase in same-store NOI during the three months ended September 30, 2024 was due primarily to an increase in revenues and decrease in cost of operations.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped maintain our overall average same-store occupancy of approximately 92% as of September 30, 2024. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty, resulting in strong referral and word-of-mouth market demand for our storage units and services. Another contributing factor to our results was our competitor move-in rate metrics analysis which employs internet data scraping and other methods to help keep our storage unit move-in rates “in the market,” and our revenue rate management program which helped increase existing tenant rates while optimizing store occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months Ended September 30,	2024	2023	Variance	% Change
Revenues	$3,182,489	$3,071,939	$110,550	3.6%
Cost of operations	$1,153,947	$1,163,064	$(9,117)	-0.8%
Net operating income	$2,028,542	$1,908,875	$119,667	6.3%
Depreciation and amortization	$363,123	$363,088	$35	0.0%
Net leasable square footage at period end*	830,994	830,018	976	0.1%
Net leased square footage at period end	760,641	745,335	15,306	2.1%
Overall square foot occupancy at period end	91.5%	89.8%	1.7%	1.9%
Total annualized revenue per leased square foot	$16.74	$16.49	$0.25	1.5%
Total available leasable storage units*	6,432	6,421	11	0.2%
Number of leased storage units	5,773	5,641	132	2.3%

SAME - STORE PROPERTIES

Nine Months Ended September 30,	2024	2023	Variance	% Change
Revenues	$9,291,328	$9,151,633	$139,695	1.5%
Cost of operations	$3,556,232	$3,374,379	$181,853	5.4%
Net operating income	$5,735,096	$5,777,254	$(42,158)	-0.7%
Depreciation and amortization	$1,086,925	$1,086,308	$617	0.1%
Net leasable square footage at period end*	$830,994	830,018	976	0.1%
Net leased square footage at period end	760,641	745,335	15,306	2.1%
Overall square foot occupancy at period end	91.5%	89.8%	1.7%	1.9%
Total annualized revenue per leased square foot	$16.29	$16.37	$(0.08)	-0.5%
Total available leasable storage units*	6,432	6,421	11	0.2%
Number of leased storage units	5,773	5,641	132	2.3%

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

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$1,181,657	$270,758	$2,039,337	$1,841,369
Adjustments:
Management fees and other income	(17,787)	(18,435)	(52,026)	(62,712)
General and administrative	762,000	683,629	2,457,551	2,172,965
Depreciation and amortization	409,227	409,245	1,225,290	1,224,624
Business development	2,012	5,903	4,287	11,152
Dividend and interest	(68,703)	(66,906)	(211,030)	(194,960)
Unrealized (gain) loss on marketable equity securities	(499,283)	411,969	(403,935)	165,266
Interest expense	259,419	212,712	675,622	619,550
Total same-store net operating income	$2,028,542	$1,908,875	$5,735,096	$5,777,254

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Same-store revenues	$3,182,489	$3,071,939	$9,291,328	$9,151,633
Same-store cost of operations	1,153,947	1,163,064	3,556,232	3,374,379
Total same-store net operating income	$2,028,542	$1,908,875	$5,735,096	$5,777,254

Analysis of Same-Store Revenue

For the three and nine months ended September 30, 2024, same-store revenue increased 3.6%, or $110,550, and 1.5%, or $139,695, respectively, versus the same periods in 2023. Same-store average overall square foot occupancy for all of the Company’s same-store properties increased to 91.5% at September 30, 2024, up from 89.8% at September 30, 2023.

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

As of September 30, 2024, we observed no material degradation in rent collections. However, we believe that our bad debt losses could increase from historical levels, due to (i) cumulative stress (such as inflation, recession fears, etc.) on our customers’ financial capacity and (ii) reduced rent recoveries from auctioned units.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancies and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of September 30, 2024, our average tenant duration of stay was approximately 3.4 years, which was up from 3.3 years as of September 30, 2023.

Analysis of Same-Store Cost of Operations

For the three and nine months ended September 30, 2024, same-store cost of operations decreased 0.8%, or $9,117, and increased 5.4%, or $181,853, respectively, versus the same periods in 2023. This decrease in same-store cost of operations for the three months ended September 30, 2024 was due primarily to decreased expenses for real estate property taxes.

Employment. On-site store manager, regional manager, and district manager payroll expense increased 3.8%, or $12,601, and 9.1%, or $89,437, for the three and nine months ended September 30, 2024, respectively, versus the same periods in 2023. The increase was due primarily to routine employee hiring and inflationary increases in compensation rates for existing employees. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores.

Real Estate Property Tax. Store property tax expense decreased 6.4%, or $27,165, and increased 0.4%, or $4,693, for the three and nine months ended September 30, 2024, respectively, versus the same periods in 2023. When compared to store property tax expense for the three months ended September 30, 2024, we currently expect store property tax expense to be consistent during the rest of 2024. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail regarding property tax relief obtained for our Dolton, IL property in 2024, which will partially offset our increased real estate property taxes.

Administrative. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. Administrative expenses decreased 2.2%, or $4,727, and increased 1.5%, or $9,439, in the three and nine months ended September 30, 2024, respectively, versus the same periods in 2023. We experienced a decrease in administrative expenses for the three months ended September 30, 2024 due primarily to decreased repairs and maintenance expenses. We currently expect moderate increases in other direct store costs in 2024.

Repairs and Maintenance. Repairs and maintenance expense decreased 19.8%, or $10,883, and 8.2%, or $11,998, for the three and nine months ended September 30, 2024, respectively, versus the same periods in 2023. These expenses decreased during the three months ended September 30, 2024 versus the same period in 2023 primarily due to one-off repairs and maintenance completed in the three months ended September 30, 2023.

Utilities. Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utilities expense decreased 2.2%, or $1,370, and 4.8%, or $10,032, for the three and nine months ended September 30, 2024, respectively, versus the same periods in 2023. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates combined with lower usage resulting in similar utility costs for the remainder of 2024.

Landscaping. Landscaping expenses, which include snow removal costs, increased 2.2%, or $571, and 15.8%, or $11,880, for the three and nine months ended September 30, 2024, respectively, versus the same periods in 2023. The increase in landscaping expense during the three and nine months ended September 30, 2024 versus the same periods in 2023 was primarily due to an increase of one-off snow removal and inflationary increases during the nine months ended September 30, 2024. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense for the remainder of 2024, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing. Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 5.4%, or $4,604, and 1.3%, or $3,420, for the three and nine months ended September 30, 2024, respectively, versus the same periods in 2023. Marketing expense decreased during the three months ended September 30, 2024 primarily due to decreased spending on digital advertising. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a nominal rate for the remainder of 2024.

General. Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. General expenses increased 20.7%, or $19,112, and 38.4%, or $92,729, for the three and nine months ended September 30, 2024, respectively, versus the same periods in 2023, primarily due to increased expense for property insurance, recruitment and training, uniforms, and branded merchandise to support our customer loyalty program. We currently expect moderate increases in direct store costs during the remainder of 2024.

Lien Administration. Lien administration expenses increased 21.0%, or $1,142, and 6.6%, or $955, in the three and nine months ended September 30, 2024, respectively, versus the same periods in 2023.

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

Analysis of Global Self Storage FFO and AFFO

The following tables present reconciliation and computation of net income to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share (unaudited):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$1,181,657	$270,758	$2,039,337	$1,841,369
Eliminate items excluded from FFO:
Unrealized (gain) loss on marketable equity securities	(499,283)	411,969	(403,935)	165,266
Depreciation and amortization	409,227	409,245	1,225,290	1,224,624
FFO attributable to common stockholders	1,091,601	1,091,972	2,860,692	3,231,259
Adjustments:
Compensation expense related to stock-based awards	74,207	44,720	218,136	126,428
Business development	2,012	5,903	4,287	11,152
AFFO attributable to common stockholders	$1,167,820	$1,142,595	$3,083,115	$3,368,839

Earnings per share attributable to common stockholders - basic	$0.11	$0.02	$0.18	$0.17
Earnings per share attributable to common stockholders - diluted	$0.10	$0.02	$0.18	$0.16
FFO per share - diluted	$0.10	$0.10	$0.26	$0.29
AFFO per share - diluted	$0.10	$0.10	$0.28	$0.30

Weighted average shares outstanding - basic	11,101,705	11,048,877	11,087,613	11,041,578
Weighted average shares outstanding - diluted	11,159,187	11,090,674	11,127,016	11,084,684

FFO decreased 0.0%, or $371, and 11.5%, or $370,567, for the three and nine months ended September 30, 2024, respectively, versus the same periods in 2023. FFO per diluted share was the same at $0.10 per share, and decreased from $0.29 per share to $0.26 per share, for the three and nine months ended September 30, 2024, respectively, versus the same periods in 2023. AFFO increased 2.2%, or $25,225, and decreased 8.5%, or $285,724, for the three and nine months ended September 30, 2024, respectively, versus the same periods in 2023. AFFO per diluted share was the same at $0.10 per share, and decreased from $0.30 per share to $0.28 per share, for the three and nine months ended September 30, 2024, respectively, versus the same periods in 2023.

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

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains and losses on the Company’s investment in marketable equity securities for the nine months ended September 30, 2024 and 2023 were a gain of $403,935 and a loss of $165,266, respectively. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we may liquidate our investment in marketable equity securities and potentially realize gains or losses. As of September 30, 2024, our cumulative unrealized gain on marketable equity securities was $2,423,477. There were no realized gains or losses for the nine months ended September 30, 2024.

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

101. The following materials from Global Self Storage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, are formatted in Inline XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations and Comprehensive Income, (3) Consolidated Statement of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to Financial Statements.

X

104. The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 2024 has been formatted in Inline XBRL (eXtensible Business Reporting Language) and in included in Exhibit 101.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: November 8, 2024	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: November 8, 2024	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)