Form 10-K
period 2024-12-31
Global Self Storage, Inc.
filed 2025-03-26
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $50,277,267 based upon the closing price of the shares on the Nasdaq Capital Market on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value per share, as of March 14, 2025 was 11,269,046.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in connection with the registrant’s annual stockholders’ meeting to be held in 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	49	Auditor Name:	RSM US LLP	Auditor Location:	Dallas, Texas, United States

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information presented in this Annual Report on Form 10-K (this “annual report”) may contain “forward-looking statements” within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning Global Self Storage, Inc.'s (the "Company") plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes,” “plans,” “intends,” “expects,” “estimates,” “may,” “will,” “should,” or “anticipates,” or the negative of such terms or other comparable terminology, or by discussions of strategy. All forward-looking statements made by the Company involve known and unknown risks, uncertainties and other factors, many of which are beyond the control of the Company, which may cause the Company’s actual results to be materially different from those expressed or implied by such statements. The Company may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by the Company or on its behalf, are also expressly qualified by these cautionary statements. All forward-looking statements, including without limitation, the Company’s examination of historical operating trends and estimates of future earnings, are based upon the Company’s current expectations and various assumptions. The Company’s expectations, beliefs and projections are expressed in good faith and it believes there is a reasonable basis for them, but there can be no assurance that the Company’s expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. Except as required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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
•
fiscal policies or inaction at the U.S. federal government level, which may lead to federal government shutdowns or negative impacts on the U.S. economy;
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

PART I

Item 1. Business.

General

Global Self Storage, Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) that owns, operates, manages, acquires, and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible, and secure storage space for residential and commercial customers. As of December 31, 2024, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

The Company was incorporated on December 12, 1996 under the laws of the state of Maryland. The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To the extent that the Company continues to qualify as a REIT, it will not generally be subject to U.S. federal income tax, with certain limited exceptions, on its taxable income that is distributed to its stockholders.

Business Activities

As of December 31, 2024, the Company had 33 total employees and owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores. As of December 31, 2024, these properties totaled 967,187 net leasable square feet and offered 7,049 storage units. In addition to traditional and climate-controlled units, many of the properties feature both covered and outside auto/RV/boat storage. The Company invests in stores by acquiring stores through its wholly owned subsidiaries and operates primarily in one segment: rental operations.

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

We have registered the trademark and developed the brand “Global Self Storage.” We have developed a corporate logo and have incorporated it on all of our on-site signage, advertising and other marketing materials. This branding process has included the creation and development of the www.GlobalSelfStorage.us website, whereby prospective customers can rent a storage unit or learn about the features of any of our self storage properties. We continue to develop the Global Self Storage internet presence through advertising and search engine optimization. We solicit tenant reviews for posting to the “Customer Reviews” section of our website and encourage others to view these reviews. We have found referrals of current tenants to be a reliable source of new tenants. Existing self storage customers may also pay their storage unit rent online through www.GlobalSelfStorage.us.

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

Tenant leases at all of our stores are generally “month-to-month” leases. We seek to deliver at least 30 days’ written notice of any rental rate change. Lease rates at each store may be set monthly, semi-annually, annually, or at any other interval on a case-by-case basis as determined in the discretion of management. Tenants may be assessed late, administrative, and/or other fees. To date, none of the Company’s stores have experienced any material delinquencies.

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

We continue to review available acquisition opportunities with the awareness that changes in interest rates may impact our ability to obtain favorable rates for financing acquisitions. We will seek to continue to employ our strict acquisition underwriting standards and remain a disciplined buyer and only execute acquisitions where we believe that our management techniques and innovations can strengthen our portfolio and increase stockholder value. For future acquisitions, the Company may employ various financing and capital raising alternatives, including, but not limited to, debt and/or equity offerings, credit facilities, mortgage financing, and joint ventures with third parties.

We conduct or obtain environmental assessments in connection with the acquisition or redevelopment of additional stores. Whenever the environmental assessment for one of our stores indicates that a store is impacted by soil or groundwater contamination from prior owners/operators or other sources, we will work with environmental consultants and where appropriate, state governmental agencies, to ensure that the store is cleaned up, that no cleanup is necessary because the low level of contamination poses no significant risk to public health or the environment, or that the responsibility for cleanup rests with a third party.

We continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further redevelop and expand our current stores. We did not complete any self storage property acquisitions in 2024.

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

On December 18, 2019, we completed a rights offering whereby we sold and issued an aggregate of 1,601,291 shares of our common stock, par value $0.01 per share (“common stock”), at the subscription price of $4.18 per whole share of common stock, pursuant to the exercise of subscriptions and oversubscriptions from our stockholders. We raised aggregate gross proceeds of approximately $6.7 million in the rights offering.

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

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000, through the Agent. During the twelve months ended December 31, 2022, under the Sales Agreement, the Company sold and issued an aggregate of 373,833 shares of common stock and raised aggregate gross proceeds of approximately $2,272,628, less sales commissions of approximately $45,491 and other offering costs resulting in net proceeds of $2,008,436. There were no shares of common stock sold during the three and twelve months ended December 31, 2024 under the Sales Agreement.

On July 6, 2024, certain wholly owned subsidiaries (“Second Amended Credit Facility Secured Subsidiaries”) of the Company entered into a second amendment to the Credit Facility Loan Agreement (collectively, the “Second Amended Credit Facility Loan Agreement”) between the Second Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Second Amended Credit Facility Lender”). Under the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Secured Subsidiaries may borrow from the Second Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million in years 2 and 3, respectively, pursuant to a promissory note (the “Second Amended Credit Facility Promissory Note”). The Second Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month SOFR or 0.25% and is due to mature on July 6, 2027, with an option to extend the maturity to July 6, 2028. As of December 31, 2024, the effective interest rate was approximately 7.56%. An annual unused facility fee is charged based on the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during the trailing twelve month period ending each June 30. The fee will be calculated at 0.25% per annum if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was greater than fifty percent, and will be calculated at 0.15% if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was less than or equal to fifty percent. The obligations under the Second Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Second Amended Credit Facility Secured Subsidiaries. The Company entered into a second amended and restated guaranty of payment as of July 6, 2024 (“Second Amended Credit Facility Guaranty,” and together with the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Promissory Note and related instruments, the “Second Amended Credit Facility Loan Documents”) to guarantee the payment to the Second Amended Credit Facility Lender of certain obligations of the Second Amended Credit Facility Secured Subsidiaries under the Second Amended Credit Facility Loan Agreement. The Company and the Second Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Second Amended Credit Facility Loan Documents. The Company also maintains a bank account at the Second Amended Credit Facility Lender. As of December 31, 2024, we have no withdrawn proceeds under the Second Amended Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Second Amended Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

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

Our Third-Party Management Platform

On October 23, 2019, we signed our first self storage client under our third-party management platform. As of December 31, 2024, the property, which was previously rebranded as “Global Self Storage,” had 137,318-leasable square feet and was comprised of 619 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

We may pursue third-party management opportunities of properties owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities.

Regulation

General

Generally, self storage properties are subject to various laws, ordinances and regulations, including those relating to lien sale rights and procedures, public accommodations, insurance, and the environment. Changes in any of these laws, ordinances or regulations could increase the potential liability existing or created by tenants or others on our properties. Laws, ordinances, or regulations affecting development, construction, operation, upkeep, safety and taxation requirements may result in significant unanticipated expenditures, loss of self storage stores or other impairments to operations, which would adversely affect our cash flows from operating activities.

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

Human Capital

We seek to create a work environment that values each employee’s talents and contributions. Our success relies on the general professionalism of our property managers and staff, which are contributing factors to our ability to successfully secure rentals, retain tenants and maintain clean and secure self storage properties. We seek to increase employee retention and well-being and our employees enjoy an attractive benefit package that includes medical, dental, vision, life insurance, 401(k) with matching employer contribution, cash bonuses, and long-term equity compensation. We offer competitive health benefits and encourage our employees to participate in employee health and wellness programs. We also offer individualized counseling to our employees to assist them with their journeys towards better health.

In order to attract and retain top talent, we offer training and development opportunities for our employees. In 2024, this included anti-harassment training, cybersecurity training, and store manager training. We value the safety of our employees and provide regular training for our employees to increase safety at our properties.

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

A key area of focus from a sustainability perspective is minimizing the impact we make on the environment. Self storage remains a low-environmental impact business as it consumes less energy and water while emitting fewer greenhouse gases than other real estate property types. We continue to look for ways to further reduce our low impact through a variety of initiatives including solar panel installations, HVAC upgrades, high-efficiency LED lighting retrofits, energy management systems, and paper reduction through our online rental platform. In 2024, we continued to explore the installation of solar panels at our properties, which we expect would reduce energy consumption and costs at such locations.

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

Our operating results are dependent upon our ability to achieve optimal occupancy levels and rental rates at our self storage properties. Adverse economic or other conditions, such as during a government shutdown, in the markets in which we do business, may lower our occupancy levels and limit our ability to maintain or increase rents or require us to offer rental discounts. No single customer represents a significant concentration of our revenues. The following adverse developments, among others, in the markets in which we do business may adversely affect the operating performance of our properties:

•
perceptions by prospective tenants of the safety, convenience, and attractiveness of our self storage properties and the areas in which they are located;
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
•
supply chain related disruptions, such as those caused by the COVID-19 pandemic;

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

If we are unable to promptly re-lease our units or if the rates upon such re-leasing are significantly lower than expected, then our business and results of operations would be adversely affected. Any delay in re-leasing units as vacancies arise would reduce our revenues and harm our operating results. In addition, lower than expected rental rates upon re-leasing could adversely affect our revenues and impede our growth.

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

We depend upon our on-site personnel to maximize tenant satisfaction at each of our properties, and any difficulties we encounter in hiring, training and maintaining skilled field personnel may harm our operating performance. The general professionalism of a store’s managers and staff are contributing factors to a store’s ability to successfully secure rentals and retain tenants. If we are unable to successfully recruit, train and retain qualified field personnel, our quality of service could be adversely affected, which could lead to decreased occupancy levels and reduced operating performance.

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

Costs associated with complying with various federal, state and local laws, regulations and governmental policies including the ADA may result in unanticipated expenses.

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

We face a number of risks associated with climate change including both transition and physical risks. The transition risks that could impact the Company include those risks related to the impact of U.S. and foreign climate- and ESG-related legislation and regulation, as well as risks arising from climate-related business trends. Moreover, we are subject to risks stemming from the physical impacts of climate change.

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

We also face business trend-related climate risks. Certain investors are increasingly taking into account ESG factors, including climate risks, in determining whether to invest in companies. Additionally, our reputation and investor relationships could be damaged as a result of our involvement with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. Recently, the United States federal government and certain states have enacted or proposed “anti-ESG” executive orders, policies or legislation and certain investors, customers and governmental authorities may oppose ESG initiatives. These increasingly divergent views on ESG matters increase the risk that any action or lack of action taken by the Company with respect to ESG matters may be perceived negatively by at least some investors and customers and adversely impact our reputation and business.

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

We may become subject to disputes with commercial parties with whom we maintain relationships or other parties with whom we do business. Any such dispute could result in litigation between us and the other parties. Whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention as well as associated costs of legal and other advisors to its successful resolution (through litigation, settlement or otherwise), which would detract from our management’s ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant. In addition, any such resolution could involve our agreement with terms that restrict the operation of our business.

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

To the extent that we invest in publicly traded REITs, our performance may be subject to the risks of investment in such securities.

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

Personal privacy has become a significant issue in the jurisdictions in which we operate. Many jurisdictions in which we operate have imposed restrictions and requirements on the use of personal information by those collecting such information. Changes to the laws or regulations affecting privacy, if applicable to our business, could impose additional costs and liability on us and could limit our use and disclosure of such information.

Major public health issues and related disruptions in the U.S. and global economy and financial markets could adversely impact or disrupt our financial condition and results of operations.

In recent years, the outbreaks of a number of diseases, including COVID-19, avian influenza, H1N1, and other viruses, have increased the risk of a pandemic or major public health issues.

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

In order for us to qualify as a REIT for each taxable year after our taxable year ended December 31, 2013, no more than 50% in value of our outstanding shares may be owned, directly or constructively, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our shares during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. Our charter contains, among other things, such customary provisions related to our current operation as a REIT and such other provisions that are consistent with the corporate governance profile of our public peers, including certain customary ownership limitations that prohibit, among other limitations, any person from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock or all classes and series of our capital stock. These ownership limits and the other restrictions on ownership and transfer of our shares in our charter could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

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

The Second Amended Credit Facility Loan Documents and the Term Loan Documents contain (and any new or amended loan and/or facility we may enter into from time to time will likely contain) customary affirmative and negative covenants, including financial covenants that, among other things, require us to comply with a minimum net worth (as defined in the Second Amended Credit Facility Loan Documents and Term Loan Documents) of at least the outstanding principal balance of the term loan and a minimum liquidity standard of at least 10% of the outstanding principal balance of the term loan (as defined in the Second Amended Credit Facility Loan Documents and Term Loan Documents). In the event that we fail to satisfy our covenants, we would be in default under the Second Amended Credit Facility Loan Documents and the Term Loan Documents and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of debt or equity capital may not be available to us, or may be available only on unattractive terms. Moreover, the presence of such covenants could cause us to operate our business with a view toward compliance with such covenants, which might not produce optimal returns for stockholders.

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

Oversight of Board of Directors

The board of directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats and oversees the Company's cybersecurity risk management activities. The board of directors receives updates on the Company’s cybersecurity risks and protective measures periodically. Cybersecurity matters are reported to the board of directors so that the board of directors can effectively carry out their oversight role.

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

Item 2. Properties.

GLOBAL SELF STORAGE STORES

(As of December 31, 2024)

		Year Store	Number	Net Leasable	December 31, 2024	December 31, 2023
Property(1)	Address	Opened / Acquired-Managed	of Units	Square Feet	% Square Foot Occupancy	% Square Foot Occupancy
OWNED STORES
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	809	114,000	93.0%	89.9%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	180	29,283	93.0%	86.8%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	91.2%	87.6%
SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	546	76,385	94.4%	91.7%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	768	94,953	90.7%	87.5%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	570	81,270	93.4%	92.2%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	260	24,482	90.0%	92.4%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	650	68,311	96.4%	92.5%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	694	78,875	92.3%	89.5%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	569	76,460	92.1%	85.3%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	250	43,710	94.6%	88.0%
SSG WEST HENRIETTA LLC	70 Erie Station Road, West Henrietta, NY 14586	2016 / 2019	482	55,550	94.3%	88.6%
TOTAL/AVERAGE SAME-STORES			6,430	829,869	92.9%	89.3%

MANAGED STORES
TPM EDMOND LLC	14000 N I 35 Service Rd, Edmond, OK 73013	2015 / 2019	619	137,318	96.1%	96.9%
TOTAL/AVERAGE MANAGED STORES			619	137,318	96.1%	96.9%

TOTAL/AVERAGE ALL OWNED/MANAGED STORES			7,049	967,187	93.4%	90.4%

(1)
Each property is directly owned or managed by the Company’s wholly owned subsidiary listed in the table.

Certain stores’ leasable square feet in the chart above includes outside auto/RV/boat storage space: specifically, approximately 12,800 square feet at SSG Sadsbury LLC; 6,300 square feet at SSG Fishers LLC; 16,000 square feet at SSG Bolingbrook LLC; 8,900 square feet at SSG Dolton LLC; 2,100 square feet at SSG Merrillville LLC; 3,800 square feet at SSG Summerville I LLC; 8,000 square feet at SSG Summerville II LLC and 7,600 square feet at SSG Clinton LLC. For SSG Lima LLC, included is approximately 3,800 square feet of non-storage commercial and student housing space. For SSG Millbrook LLC, included is approximately 1,300 square feet of wine storage and non-storage office space. For SSG Fishers LLC, included is approximately 300 square feet of storage locker space. Approximately 33% of our total available units are climate-controlled, 59% are traditional drive-up storage, and 8% are outdoor parking storage for boats, cars and recreational vehicles.

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

Holders

As of March 14, 2025, there were approximately 7,400 record and beneficial holders of the Company’s common stock.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements contained elsewhere in this annual report, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). Our notes to the consolidated financial statements contained elsewhere in this annual report describe the significant accounting policies essential to our condensed consolidated financial statements. Preparation of our financial statements requires estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments and assumptions and actual facts, our financial statements may be affected.

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

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT that owns, operates, manages, acquires, and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible and secure storage space for residential and commercial customers. As of December 31, 2024, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

The Company was incorporated on December 12, 1996 under the laws of the state of Maryland. The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To the extent that the Company continues to qualify as a REIT, it will not generally be subject to U.S. federal income tax, with certain limited exceptions, on its taxable income that is distributed to its stockholders.

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

On December 18, 2019, we completed a rights offering whereby we sold and issued an aggregate of 1,601,291 shares of our common stock, par value $0.01 per share (“common stock”), at the subscription price of $4.18 per whole share of common stock, pursuant to the exercise of subscriptions and oversubscriptions from our stockholders. We raised aggregate gross proceeds of approximately $6.7 million in the rights offering.

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

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000, through the Agent. During the twelve months ended December 31, 2022, under the Sales Agreement, the Company sold and issued an aggregate of 373,833 shares of common stock and raised aggregate gross proceeds of approximately $2,272,628, less sales commissions of approximately $45,491 and other offering costs resulting in net proceeds of $2,008,436. There were no shares of common stock sold during the three and twelve months ended December 31, 2024 under the Sales Agreement.

On July 6, 2024, certain wholly owned subsidiaries (“Second Amended Credit Facility Secured Subsidiaries”) of the Company entered into a second amendment to the Credit Facility Loan Agreement (collectively, the “Second Amended Credit Facility Loan Agreement”) between the Second Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Second Amended Credit Facility Lender”). Under the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Secured Subsidiaries may borrow from the Second Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million in years 2 and 3, respectively, pursuant to a promissory note (the “Second Amended Credit Facility Promissory Note”). The Second Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month SOFR or 0.25% and is due to mature on July 6, 2027, with an option to extend the maturity to July 6, 2028. As of December 31, 2024, the effective interest rate was approximately 7.56%. An annual unused facility fee is charged based on the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during the trailing twelve month period ending each June 30. The fee will be calculated at 0.25% per annum if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was greater than fifty percent, and will be calculated at 0.15% if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was less than or equal to fifty percent. The obligations under the Second Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Second Amended Credit Facility Secured Subsidiaries. The Company entered into a second amended and restated guaranty of payment as of July 6, 2024 (“Second Amended Credit Facility Guaranty,” and together with the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Promissory Note and related instruments, the “Second Amended Credit Facility Loan Documents”) to guarantee the payment to the Second Amended Credit Facility Lender of certain obligations of the Second Amended Credit Facility Secured Subsidiaries under the Second Amended Credit Facility Loan Agreement. The Company and the Second Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Second Amended Credit Facility Loan Documents. The Company also maintains a bank account at the Second Amended Credit Facility Lender. As of December 31, 2024, we have no withdrawn proceeds under the Second Amended Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Second Amended Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

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

We continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further redevelop and expand our current stores. We did not make any acquisitions in the year ended December 31, 2024. In addition, we may pursue third-party management opportunities of properties owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities. As of December 31, 2024, we managed one third-party owned property, which was previously rebranded as “Global Self Storage,” had 137,318-leasable square feet and was comprised of 619 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

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

The Company currently has capital resources totaling approximately $24.8 million, comprised of $7.2 million of cash, cash equivalents, and restricted cash, and $2.6 million of marketable securities as of December 31, 2024, and $15 million available for withdrawal under the Second Amended Credit Facility Loan Agreement. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores. The Company's capital resources allow us to continue to execute our strategic business plan, which includes funding acquisitions, either directly or through joint ventures; expansion projects at our existing properties; and broadening our revenue base and pipeline of potential acquisitions through developing Global MaxManagementSM, our third-party management platform. Our board of directors regularly reviews our strategic business plan, with emphasis on capital formation, debt versus equity ratios, dividend policy, use of capital and debt, funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) performance, and optimal cash levels. See the section titled "Non-GAAP Financial Measures" for the definition and use of FFO and AFFO.

We expect that the results of our operations will be affected by a number of factors. Many of the factors that will affect our operating results are beyond our control. The Company and its properties could be materially and adversely affected by the risks, or the public perception of the risks, related to, among other things, public health crises, natural disasters and geopolitical events, including the ongoing conflict between Russia, Belarus and Ukraine, the ongoing conflict between Israel and Hamas, financial and credit market volatility and disruptions, inflationary pressures, interest rate fluctuations, supply chain issues, labor shortages and recessionary concerns.

Results of Operations for the Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023

Revenues

Total revenues increased from $12,190,715 during the year ended December 31, 2023 to $12,530,280 during the year ended December 31, 2024, an increase of 2.8% or $339,565. Rental income increased from $11,719,165 during the year ended December 31, 2023 to $12,024,552 during the year ended December 31, 2024, an increase of 2.6% or $305,387. The increase in total revenues was due primarily to increased occupancy rates, and the results of our proprietary revenue rate management program of raising existing tenant rates.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income increased from $392,577 in the year ended December 31, 2023 to $435,167 in the year ended December 31, 2024, an increase of 10.8% or $42,590. The increase was primarily attributable to an increase in insurance administration fees at our wholly-owned properties.

Operating Expenses

Total expenses increased from $9,079,462 during the year ended December 31, 2023 to $9,635,952 during the year ended December 31, 2024, an increase of 6.1% or $556,490, which was primarily due to an increase in certain general and administrative expenses and store operating expenses. Store operating expenses increased from $4,549,038 in the year ended December 31, 2023 to $4,739,995 in the year ended December 31, 2024, an increase of 4.2% or $190,957, which was primarily due to increased expenses in employment, repairs and maintenance, and insurance.

Depreciation and amortization increased from $1,634,044 in the year ended December 31, 2023 to $1,634,147 in the year ended December 31, 2024.

General and administrative expenses increased $382,473 for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The change is primarily attributable to an increase in employment expenses and certain non-recurring legal and professional expenses.

Business development, capital raising, and store acquisition expenses decreased from $20,080 to $3,037 during the year ended December 31, 2024 as compared to the year ended December 31, 2023. These costs primarily consisted of consulting costs in connection with business development, capital raising, and future potential store acquisitions, and expenses related to our third party management platform marketing initiatives. The majority of these expenses are non-recurring and fluctuate based on business development activity during the time period.

Operating Income

Operating income decreased from $3,111,253 during the year ended December 31, 2023 to $2,894,328 during the year ended December 31, 2024, a decrease of 7.0% or $216,925, which was primarily due to increased total expenses.

Other income (expense)

Interest expense on loans increased from $846,406 during the year ended December 31, 2023 to $880,744 during the year ended December 31, 2024, an increase of 4.1% or $34,338. This increase was attributable to a decrease in cash settlements under the interest rate cap.

Dividend and interest income was $276,201 during the year ended December 31, 2024 as compared to $265,046 during the year ended December 31, 2023. The increase was attributable to interest earned on increased cash balances.

The Company recognizes changes in the fair value of its investments in equity securities with readily determinable fair values in net income and, as such, recorded an unrealized loss of $166,042 for the year ended December 31, 2024 compared to an unrealized gain of $408,876 during the year ended December 31, 2023.

Net income

For the year ended December 31, 2024, net income was $2,123,743 or $0.19 per fully diluted share. For the year ended December 31, 2023, net income was $2,938,769 or $0.26 per fully diluted share.

Non-GAAP Financial Measures

Funds from Operations (“FFO”) and FFO per share are non-GAAP measures defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and are considered helpful measures of REIT performance by REITs and many REIT analysts. NAREIT defines FFO as a REIT’s net income, excluding gains or losses from sales of property, and adding back real estate depreciation and amortization. The Company also excludes unrealized gains on marketable equity securities and gains relating to PPP loan forgiveness. FFO and FFO per share are not a substitute for net income or earnings per share. FFO is not a substitute for GAAP net cash flow in evaluating our liquidity or ability to pay dividends because it excludes financing activities presented on our statements of cash flows. In addition, other REITs may compute these measures differently, so comparisons among REITs may not be helpful. However, the Company believes that to further understand the performance of its stores, FFO should be considered along with the net income and cash flows reported in accordance with GAAP and as presented in the Company’s financial statements.

Adjusted FFO (“AFFO”) and AFFO per share are non-GAAP measures that represent FFO and FFO per share excluding the effects of stock-based compensation, business development, capital raising, and acquisition related costs and non-recurring items, which we believe are not indicative of the Company’s operating results. AFFO and AFFO per share are not a substitute for net income or earnings per share. AFFO is not a substitute for GAAP net cash flow in evaluating our liquidity or ability to pay dividends because it excludes financing activities presented on our statements of cash flows. We present AFFO because we believe it is a helpful measure in understanding our results of operations insofar as we believe that the items noted above that are included in FFO, but excluded from AFFO, are not indicative of our ongoing operating results. We also believe that the analyst community considers our AFFO (or similar measures using different terminology) when evaluating us. Because other REITs or real estate companies may not compute AFFO in the same manner as we do, and may use different terminology, our computation of AFFO may not be comparable to AFFO reported by other REITs or real estate companies. However, the Company believes that to further understand the performance of its stores, AFFO should be considered along with the net income and cash flows reported in accordance with GAAP and as presented in the Company’s financial statements.

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

NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures in evaluating our operating results.

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions or new ground-up developments. As of December 31, 2024, we owned twelve same-store properties and zero non-same-store properties. The Company believes that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, NOI, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy as of the end of the three months and year ended December 31, 2024 increased by 360 basis points to 92.9% from 89.3% for the same period in 2023.

Same-store revenues increased by 7.0% for the three months ended December 31, 2024 versus the three months ended December 31, 2023, and increased by 2.9% for the year ended December 31, 2024 versus the year ended December 31, 2023. Same-store cost of operations increased by 0.8% for the three months ended December 31, 2024 versus the three months ended December 31, 2023, and increased by 4.2% for the twelve months ended December 31, 2024 versus the twelve months ended December 31, 2023. Same-store NOI increased by 11.2% for the three months ended December 31, 2024 versus the three months ended December 31, 2023, and increased by 2.1% for the twelve months ended December 31, 2024 versus the twelve months ended December 31, 2023. The increase in same-store NOI was due primarily to an increase in same-store revenues.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped maintain our overall average same-store occupancy of approximately 90% as of December 31, 2024. Also contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty resulting in powerful referral and word-of-mouth market demand for our storage units and services.

These results are summarized as follows:

SAME - STORE PROPERTIES

Twelve Months Ended December 31,	2024	2023	Variance	% Change
Revenues	$12,459,719	$12,111,742	$347,977	2.9%
Cost of operations	$4,739,995	$4,549,038	$190,957	4.2%
Net operating income	$7,719,724	$7,562,704	$157,020	2.1%
Depreciation and amortization	$1,449,564	$1,449,571	$(7)	0.0%
Net leasable square footage at period end*	829,869	830,019	(150)	0.0%
Net leased square footage at period end*	771,283	741,248	30,035	4.1%
Overall square foot occupancy at period end	92.9%	89.3%	3.6%	4.0%
Total annualized revenue per leased square foot	$16.15	$16.34	$(0.19)	-1.1%
Total available leasable storage units*	6,430	6,420	10	0.2%
Number of leased storage units	5,810	5,589	221	4.0%

SAME - STORE PROPERTIES

Three Months Ended December 31,	2024	2023	Variance	% Change
Revenues	$3,168,391	$2,960,108	$208,283	7.0%
Cost of operations	$1,183,763	$1,174,658	$9,105	0.8%
Net operating income	$1,984,628	$1,785,450	$199,178	11.2%
Depreciation and amortization	$362,639	$363,262	$(623)	-0.2%
Net leasable square footage at period end*	829,869	830,019	(150)	0.0%
Net leased square footage at period end*	771,283	741,248	30,035	4.1%
Overall square foot occupancy at period end	92.9%	89.3%	3.6%	4.0%
Total annualized revenue per leased square foot	$16.43	$15.97	$0.46	2.9%
Total available leasable storage units*	6,430	6,420	10	0.2%
Number of leased storage units	5,810	5,589	221	4.0%

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

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2024	2023	2024	2023
Net income	$84,406	$1,097,400	$2,123,743	$2,938,769
Adjustments:
Management fees and other income	(18,535)	(16,262)	(70,561)	(78,973)
General and administrative	799,972	703,335	3,258,773	2,876,300
Depreciation and amortization	408,857	409,420	1,634,147	1,634,044
Business development	—	8,928	3,037	20,080
Dividend and interest income	(45,171)	(70,085)	(276,201)	(265,046)
Unrealized (gain) loss on marketable equity securities	569,977	(574,142)	166,042	(408,876)
Interest expense	185,122	226,856	880,744	846,406
Total same-store net operating income	$1,984,628	$1,785,450	$7,719,724	$7,562,704

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2024	2023	2024	2023
Same-store revenues	$3,168,391	$2,960,108	$12,459,719	$12,111,742
Same-store cost of operations	$1,183,763	$1,174,658	$4,739,995	$4,549,038
Total same-store net operating income	$1,984,628	$1,785,450	$7,719,724	$7,562,704

Analysis of Same-Store Revenue

For the three and twelve months ended December 31, 2024, revenue increased 7.0% and 2.9%, respectively, as compared to the same periods in 2023. The increase in the twelve months ended December 31, 2024 was attributable to, among other things, increased occupancy rates, and the results of our proprietary revenue rate management program of raising existing tenant rates. Same store average overall square foot occupancy for all of the Company’s same-stores combined increased by 360 basis points to 92.9% in the twelve months ended December 31, 2024 from 89.3% in the twelve months ended December 31, 2023.

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

As of December 31, 2024, we observed no material degradation in rent collections. However, we believe that our bad debt losses could increase from historical levels due to (i) cumulative stress (such as inflation, recession fears, etc.) on our customers’ financial capacity and (ii) reduced rent recoveries from auctioned units.

We may experience a change in the move-out patterns of our long-term customers due to economic uncertainty. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates.

We currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases for 2025, if any, to be similar to, those for the year ended December 31, 2024.

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

Importantly, we continue to refine our proprietary revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancy and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of December 31, 2024, our average tenant duration of stay was approximately 3.4 years, which was about the same as of December 31, 2023.

Analysis of Same-Store Cost of Operations

Same-store cost of operations increased 0.8% or $9,105 for the three months ended December 31, 2024 versus the three months ended December 31, 2023, and increased 4.2% or $190,957 for the twelve months ended December 31, 2024 versus the twelve months ended December 31, 2023. This increase in same-store cost of operations for the twelve months ended December 31, 2024 was due primarily to increased expenses for employment, repairs and maintenance, and insurance.

Employment. On-site store manager, regional manager and district payroll expense decreased 1.6% or $5,325 for the three months ended December 31, 2024 versus the three months ended December 31, 2023, and increased 6.3% or $84,112 for the twelve months ended December 31, 2024 as compared to the same period in 2023. This increase for 2024 versus 2023 was due primarily to routine employee additions and departures, and inflationary increases in compensation rates for existing employees. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as district, regional, and store managers.

Real Estate Property Tax. Store property tax expense decreased 14.2% or $65,620 for the three months ended December 31, 2024 versus the three months ended December 31, 2023, and decreased 3.6% or $60,926 for the twelve months ended December 31, 2024 as compared to the same period in 2023. The decrease in property tax expense during the year ended December 31, 2024 is primarily due to property tax relief obtained for our Dolton, IL property in 2024, which was partially offset by our increased property assessment valuations. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail. We currently expect same-store property tax expenses to increase during 2025, primarily due to increased property assessment valuations.

Administrative. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. Administrative expenses increased 42.7% or $75,033 in the three months ended December 31, 2024 as compared to the same period in 2023, and increased 10.4% or $84,472 in the twelve months ended December 31, 2024 as compared to the same period in 2023. We experienced an increase in administrative expenses for the year ended December 31, 2024 due primarily to increased repairs and maintenance expense. Credit card fees increased for the year ended December 31, 2024 due to an increase in rental payments received through credit cards, which is one of the results of our initiatives in building a higher quality overall tenant base. We currently expect moderate increases in other direct store costs in 2025.

Repairs and maintenance expense increased 201% or $63,464 for the three months ended December 31, 2024 versus the three months ended December 31, 2023, and increased 29.1% or $51,467 for the twelve months ended December 31, 2024 as compared to the same period in 2023. We experienced an increase in repairs and maintenance expense for the year ended December 31, 2024 due primarily to an increased number of one-off repairs in 2024 as compared to 2023.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores, which has already resulted in lower electricity usage. Utility expense increased 9.4% or $4,736 for the three months ended December 31, 2024 versus the three months ended December 31, 2023, and decreased 2.0% or $5,296 for the twelve months ended December 31, 2024 as compared to the same period in 2023, primarily due to lower energy usage during the twelve months ended December 31, 2024 versus the same periods in 2023. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates resulting in higher net utility costs in 2025.

Landscaping expenses, which include snow removal costs, decreased 1.0% or $244 for the three months ended December 31, 2024 versus the three months ended December 31, 2023, and increased 12.2% or $12,124 in the twelve months ended December 31, 2024 compared to the same period in 2023. The increase in landscaping expense in the twelve months ended December 31, 2024 versus the same period in 2023 is primarily due to higher snow removal costs. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in 2025, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing. Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 5.2% or $4,206 for the three months ended December 31, 2024 versus the three months ended December 31, 2023, and increased 0.2% or $786 for the twelve months ended December 31, 2024 as compared to the same period in 2023. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase in 2025.

General. Other direct store costs include general expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. General expenses decreased 2.2% or $2,377 in the three months ended December 31, 2024 as compared to the same period in 2023, and increased 25.7% or $90,352 in the twelve months ended December 31, 2024 as compared to the same period in 2023. The increase in general expense in the twelve months ended December 31, 2024 versus the same period in 2023 is primarily due to increased insurance expense. We currently expect moderate increases in other direct store costs in 2025.

Lien Administration. Lien administration expenses decreased 7.6% or $412 in the three months ended December 31, 2024 as compared to the same period in 2023, and increased 2.7% or $543 in the twelve months ended December 31, 2024 as compared to the same period in 2023.

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

Analysis of Global Self Storage FFO and AFFO

The following tables present a reconciliation and computation of net income to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share (unaudited):

	Three Months	Three Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Net income	$84,406	$1,097,400	$2,123,743	$2,938,769
Eliminate items excluded from FFO:
Unrealized loss (gain) on marketable equity securities	569,977	(574,142)	166,042	(408,876)
Depreciation and amortization	408,857	409,420	1,634,147	1,634,044
FFO attributable to common stockholders	1,063,240	932,678	3,923,932	4,163,937
Adjustments:
Compensation expense related to stock-based awards	114,222	73,324	332,358	199,752
Business development	—	8,928	3,037	20,080
AFFO attributable to common stockholders	$1,177,462	$1,014,930	$4,259,327	$4,383,769

Earnings per share attributable to common stockholders - basic	$0.01	$0.10	$0.19	$0.26
Earnings per share attributable to common stockholders - diluted	$0.01	$0.10	$0.19	$0.26
FFO per share - diluted	$0.10	$0.08	$0.35	$0.38
AFFO per share - diluted	$0.11	$0.09	$0.38	$0.40

Weighted average shares outstanding - basic	11,116,664	11,057,928	11,094,915	11,045,699
Weighted average shares outstanding - diluted	11,175,035	11,096,619	11,143,831	11,087,217

FFO increased 14.0%, or $130,562 and decreased 5.8%, or $240,005, for the three and twelve months ended December 31, 2024, respectively, versus the same periods in 2023. FFO per diluted share increased from $0.08 per share to $0.10 per share, and decreased from $0.38 per share to $0.35 per share, for the three and twelve months ended December 31, 2024, respectively, versus the same periods in 2023. AFFO increased 16.0%, or $162,532, and decreased 2.8%, or $124,442, for the three and twelve months ended December 31, 2024, respectively, versus the same periods in 2023. AFFO per diluted share increased from $0.09 per share to $0.11 per share, and decreased from $0.40 per share to $0.38 per share, for the three and twelve months ended December 31, 2024, respectively, versus the same periods in 2023.

Analysis of Global Self Storage Store Expansions

In addition to actively reviewing a number of store and portfolio acquisition candidates, we have been working to further redevelop and expand our current stores. In 2020, we completed three expansion/conversion projects at our properties located in Millbrook, NY, McCordsville, IN, and West Henrietta, NY. In 2021 and 2023, we completed conversion projects at our property located in Lima, OH.

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

Analysis of Realized and Unrealized Gains (Losses)

The change in the unrealized gain on the Company’s investment in marketable equity securities decreased $166,042 and increased $408,876 for the years ended December 31, 2024 and 2023, respectively. As we continue to acquire and/or redevelop additional stores, as part of the funding for such activities, we may liquidate our investment in marketable equity securities and potentially realize gains or losses. As of December 31, 2024, our cumulative unrealized gain on marketable equity securities was $1,853,500. There were no realized gains or losses for the years ended December 31, 2024 and 2023.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on this assessment, our management believes that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding our executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2024.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

The information regarding our Code of Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

The information regarding our insider trading policy required by Item 408(b) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

Item 11. Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and trustee independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

Item 14. Principal Accountant Fees and Services.

The information concerning principal accountant fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

1. Financial Statements.

(1) and (2). All Financial Statements and Financial Statement Schedules filed as part of this annual report are included in Part II, Item 8—”Financial Statements and Supplementary Data” of this annual report and reference is made thereto.

(3) The list of exhibits filed with this annual report is set forth in response to Item 15(b).

(b) Exhibits. The following documents are filed or incorporated by references as exhibits to this report:

Exhibit Item	Number and Description	Incorporated by Reference	Filed Herewith

3.1.1.	Articles Supplementary of Global Self Storage, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 20, 2017 and incorporated herein by reference)	X

3.1.2.	Articles of Amendment and Restatement of Global Self Storage, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 20, 2017 and incorporated herein by reference)	X

3.2.	Fifth Amended and Restated Bylaws of Global Self Storage, Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2024 and incorporated herein by reference)	X

4.1	Rights Agreement (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 2, 2016 and incorporated herein by reference)	X

4.2

First Amendment, dated October 20, 2017, to Rights Agreement, dated as of January 29, 2016, between Global Self Storage, Inc. and American Stock Transfer & Trust Company, LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 20, 2017 and incorporated herein by reference)

X

4.3	Description of Securities of Global Self Storage, Inc. (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K filed on March 31, 2021 and incorporated herein by reference)	X

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

10.5

Second Amended and Restated Employment Agreement between Mark C. Winmill and the Company dated March 25, 2024 (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K filed on March 26, 2024 and incorporated herein by reference)

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

10.9

Loan Agreement dated December 20, 2018 between certain subsidiaries of Global Self Storage, Inc. and TCF National Bank (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2018 and incorporated herein by reference)

X

10.10

First Amendment to the Loan Documents dated July 6, 2021 between certain subsidiaries of Global Self Storage, Inc. and The Huntington National Bank, successor by merger to TCF National Bank (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2021 and incorporated herein by reference)

X

10.11

Second Amendment to the Loan Documents effective as of July 6, 2024 between certain subsidiaries of Global Self Storage, Inc. and The Huntington National Bank, successor by merger to TCF National Bank (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2024 and incorporated herein by reference)

X

10.12

Second Amended and Restated Guaranty of Payment effective as of July 6, 2024 by Global Self Storage, Inc. in favor of The Huntington National Bank, successor by merger to TCF National Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2024 and incorporated herein by reference)

X

10.13

At Market Offering Sales Agreement, dated January 14, 2022 by and between Global Self Storage, Inc. and B. Riley Securities, Inc. (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed on January 14, 2022 and incorporated herein by reference)

X

19.1	Procedures to Prevent Insider Trading	X

21.1	Subsidiaries of the Company		X

23.1	Consent of RSM US LLP for Global Self Storage, Inc.		X

24.1	Powers of Attorney (included as part of the signature pages hereto)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

97.1	Policy for the Recovery of Erroneously Awarded Compensation (filed as Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on March 26, 2024 and incorporated herein by reference)	X

101.

The following materials from Global Self Storage, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, are formatted in Inline XBRL (eXtensible Business Reporting Language): (1) consolidated balance sheets; (2) consolidated statements of operations and comprehensive income (loss); (3) consolidated statements of stockholders' equity; (4) consolidated statements of cash flows; (5) notes to consolidated financial statements; and (6) financial statement schedule III.

X

104

The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 has been formatted in Inline XBRL (eXtensible Business Reporting Language) and in included in Exhibit 101.

X

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: March 26, 2025	/s/ Mark C. Winmill
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

Date: March 26, 2025	/s/ Mark C. Winmill
By: Mark C. Winmill
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 26, 2025	/s/ Thomas O’Malley
By: Thomas O’Malley
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 26, 2025	/s/ Thomas B. Winmill
By: Thomas B. Winmill
Director

Date: March 26, 2025	/s/ Russell E. Burke III
By: Russell E. Burke III
Director

Date: March 26, 2025	/s/ George B. Langa
By: George B. Langa
Director

Date: March 26, 2025	/s/ William C. Zachary
By: William C. Zachary
Director

Date: March 26, 2025	/s/ Sally C. Carroll
By: Sally C. Carroll
Director

Global Self Storage, Inc.

Financial Statements`

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors

Global Self Storage, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Self Storage, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Dallas, Texas

March 26, 2025

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets
Real estate assets, net	$53,925,409	$55,481,220
Cash and cash equivalents	7,180,857	6,921,779
Restricted cash	29,204	106,767
Investments in securities	2,608,987	2,775,029
Accounts receivable	142,408	169,410
Prepaid expenses and other assets	719,351	629,196
Interest rate cap	18,717	50,881
Line of credit issuance costs, net	195,970	50,801
Goodwill	694,121	694,121
Total assets	$65,515,024	$66,879,204
Liabilities and stockholders' equity
Note payable, net	$16,356,582	$16,901,219
Accounts payable and accrued expenses	1,720,765	1,731,958
Total liabilities	18,077,347	18,633,177
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 11,292,772 shares and 11,153,513 shares issued and outstanding at December 31, 2024 and 2023, respectively	112,927	111,535
Additional paid in capital	49,559,986	49,229,020
Accumulated deficit	(2,235,236)	(1,094,528)
Total stockholders' equity	47,437,677	48,246,027
Total liabilities and stockholders' equity	$65,515,024	$66,879,204

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Revenues
Rental income	$12,024,552	$11,719,165
Other property related income	435,167	392,577
Management fees and other income	70,561	78,973
Total revenues	12,530,280	12,190,715
Expenses
Property operations	4,739,995	4,549,038
General and administrative	3,258,773	2,876,300
Depreciation and amortization	1,634,147	1,634,044
Business development	3,037	20,080
Total expenses	9,635,952	9,079,462
Operating income	2,894,328	3,111,253
Other income (expense)
Dividend and interest income	276,201	265,046
Unrealized (loss) gain on marketable equity securities	(166,042)	408,876
Interest expense	(880,744)	(846,406)
Total other expense, net	(770,585)	(172,484)
Net income and comprehensive income	$2,123,743	$2,938,769
Earnings per share
Basic	$0.19	$0.26
Diluted	$0.19	$0.26
Weighted average shares outstanding
Basic	11,094,915	11,045,699
Diluted	11,143,831	11,087,217

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained
				earnings	Total
	Common stock		Paid in	(accumulated	stockholders'
	Shares	Par value	capital	deficit)	equity
Balance at December 31, 2022	11,109,077	$111,091	$49,029,712	$(801,689)	$48,339,114
Restricted stock grants issued	49,455	494	(494)	—	—
Restricted stock grants forfeiture	(5,019)	(50)	50	—	—
Stock-based compensation	—	—	199,752	—	199,752
Net income	—	—	—	2,938,769	2,938,769
Dividends	—	—	—	(3,231,608)	(3,231,608)
Balance at December 31, 2023	11,153,513	111,535	49,229,020	(1,094,528)	48,246,027
Restricted stock grants issued	143,850	1,438	(1,438)	—	—
Restricted stock grants forfeiture	(4,591)	(46)	46	—	—
Stock-based compensation	—	—	332,358	—	332,358
Net income	—	—	—	2,123,743	2,123,743
Dividends	—	—	—	(3,264,451)	(3,264,451)
Balance at December 31, 2024	11,292,772	$112,927	$49,559,986	$(2,235,236)	$47,437,677

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Cash flows from operating activities
Net income	$2,123,743	$2,938,769
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,634,147	1,634,044
Unrealized loss (gain) on marketable equity securities	166,042	(408,876)
Unrealized loss on interest rate cap premium	32,164	72,271
Amortization of loan procurement costs	125,920	138,735
Stock-based compensation	332,358	199,752
Changes in operating assets and liabilities:
Accounts receivable	27,002	(1,111)
Prepaid expenses and other assets	(70,974)	(131,265)
Accounts payable and accrued expenses	(40,695)	81,779
Net cash provided by operating activities	4,329,707	4,524,098
Cash flows from investing activities
Improvements and equipment additions	(78,336)	(231,104)
Net cash used in investing activities	(78,336)	(231,104)
Cash flows from financing activities
Principal payments on note payable	(580,562)	(556,769)
Dividends paid	(3,254,130)	(3,222,686)
Line of credit issuance costs	(235,164)	—
Net cash used in financing activities	(4,069,856)	(3,779,455)
Net increase in cash, cash equivalents, and restricted cash	181,515	513,539
Cash, cash equivalents, and restricted cash, beginning of period	7,028,546	6,515,007
Cash, cash equivalents, and restricted cash, end of period	$7,210,061	$7,028,546
Supplemental cash flow and noncash information
Cash paid for interest	$711,827	$735,620
Supplemental disclosure of noncash activities:
Dividends payable	$10,321	$8,923

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$7,180,857	$6,921,779
Restricted cash	$29,204	106,767
Total cash, cash equivalents, and restricted cash as shown in our consolidated statements of cash flows	$7,210,061	$7,028,546

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

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company has reviewed its tax positions and has concluded that no liability for unrecognized tax benefits should be recorded or disclosed related to uncertain tax positions taken on federal, state, and local income tax returns for open tax years (2020 – 2023), or is expected to be taken in the Company’s 2024 tax returns.

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

Derivative Financial Instruments

The Company carries all derivative financial instruments on the balance sheet at fair value. Fair value of derivatives is determined by reference to observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship. The Company’s use of derivative instruments has been limited to an interest rate cap agreement. For derivative instruments not designated as cash flow hedges, the unrealized gains and losses are included in interest expense in the accompanying statements of operations. The Company has not designated its derivatives as hedging instruments. The valuation analysis of the interest rate cap reflects the contractual terms of derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.

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

Evaluation of Asset Impairment

The Company evaluates its real estate assets and intangible assets, if any, for indicators of impairment. If there are indicators of impairment and we determine that the asset is not recoverable from future undiscounted cash flows to be received through the asset’s remaining life (or, if earlier, the expected disposal date), we record an impairment charge to the extent that the carrying amount exceeds the asset’s estimated fair value or net proceeds from expected disposal.

The Company evaluates goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value may be less that carrying amounts. If it is determined that the carrying amount of goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value, an impairment charge is recorded. There were no indicators of impairment to goodwill and real estate assets and no impairment charges were recorded during 2024 or 2023.

Stock-based Compensation

The measurement and recognition of compensation expense for all stock-based compensation awards to employees and independent directors are based on estimated fair values. Awards granted are measured at fair value and any compensation expense is recognized over the service periods of each award. For awards granted which contain a graded vesting schedule and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award. For awards granted for which vesting is subject to a performance condition, compensation cost is recognized over the requisite service period if and when the Company concludes it is probable that the performance condition will be achieved. The estimated number of stock awards that will ultimately vest requires judgment, and to the extent that actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

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

Operating Segments

In this reporting period, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted financial statement disclosures only and did not affect the Company’s financial position or the results of its operations. An operating segment is defined in Topic 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (CODM) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Chief Executive Officer acts as the Company’s CODM. The Company has a single operating segment: rental operations. The CODM uses net operating income ("NOI") to assess the performance of the business. NOI represents the Company's wholly-owned self storage operations total property revenue less direct property operating expenses. To make resource allocation decisions for the Company’s single segment the information used is consistent with that presented within the financial statements. Segment assets are reflected on the accompanying balance sheets and significant segment expenses are listed on the accompanying statements of operations.

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

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance focuses on providing more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Pursuant to this ASU, the footnotes to the Company's consolidated financial statements may include incremental disclosures related to income taxes. This standard is effective for annual periods beginning after December 15, 2024, therefore, compliance with this ASU will be required beginning with the Company's annual report on Form 10-K for the year ending December 31, 2025, with early adoption permitted. The Company expects to adopt this ASU for its annual report on Form 10-K for the year ending December 31, 2025, and is continuing to research the impact of this amended guidance, however, does not expect this standard to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The guidance requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. The guidance also requires disclosure of the total amount of selling expenses and the entity's definition of selling expenses. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, therefore, compliance with this ASU will be required beginning with the Company's annual report on Form 10-K for the year ending December 31, 2027. The guidance may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

3. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows:

	December 31, 2024	December 31, 2023
Land	$6,122,065	$6,122,065
Buildings, improvements, and equipment	60,993,833	60,915,497
Self storage properties	67,115,898	67,037,562
Less: accumulated depreciation and amortization	(13,190,489)	(11,556,342)
Real estate assets, net	$53,925,409	$55,481,220

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consisted of the following:

		Gross Unrealized
December 31, 2024	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,853,500	$—	$2,608,987
Total investment in marketable equity securities	$755,487	$1,853,500	$—	$2,608,987

		Gross Unrealized
December 31, 2023	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$2,019,542	$—	$2,775,029
Total investment in marketable equity securities	$755,487	$2,019,542	$—	$2,775,029

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2024 and December 31, 2023:

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,608,987	$—	$—	$2,608,987
Interest rate cap	—	18,717	—	18,717
Total assets at fair value	$2,608,987	$18,717	$—	$2,627,704

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,775,029	$—	$—	$2,775,029
Interest rate cap	—	50,881	—	50,881
Total assets at fair value	$2,775,029	$50,881	$—	$2,825,910

There were no assets transferred from level 1 to level 2 during the years ended December 31, 2024 or December 31, 2023. The Company did not have any level 3 assets or liabilities as of December 31, 2024 or December 31, 2023.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their respective carrying values as of December 31, 2024 and 2023. The aggregate estimated fair value of the Company’s debt was $13,969,153 and $14,956,981 as of December 31, 2024 and 2023, respectively. These estimates were based on market interest rates for comparable obligations, general market conditions and maturity.

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

The following table summarizes the terms of the Company’s derivative financial instrument:

	Notional Amount		Effective	Maturity
Product	December 31, 2024	Strike	Date	Date
Cap Agreement	$7,500,000	5.25%	7/10/2024	7/6/2027

	Notional Amount		Effective	Maturity
Product	December 31, 2023	Strike	Date	Date
Cap Agreement	$7,500,000	3.75%	12/20/2021	7/6/2024

The Company is potentially exposed to credit loss in the event of non-performance by the counterparty. The Company does not anticipate the counterparty to fail to meet its obligations as they become due.

7. NOTE PAYABLE AND REVOLVING LINE OF CREDIT

Note Payable

On June 24, 2016, certain wholly owned subsidiaries of the Company (the “Term Loan Secured Subsidiaries”) entered into a loan agreement (the “Term Loan Agreement”) between the Term Loan Secured Subsidiaries and Insurance Strategy Funding IV, LLC (the “Term Loan Lender”). Under the Term Loan Agreement, the Term Loan Secured Subsidiaries borrowed from Term Loan Lender the principal amount of $20 million pursuant to a promissory note (the “Term Loan Promissory Note”). The Term Loan Promissory Note bears an interest rate equal to 4.192% per annum and matures on July 1, 2036. Pursuant to a security agreement (the “Term Loan Security Agreement”), the obligations under the Term Loan Agreement are secured by certain real estate assets owned by the Term Loan Secured Subsidiaries.

The Company entered into a non-recourse guaranty on June 24, 2016 (the “Term Loan Guaranty,” and together with the Term Loan Agreement, the Term Loan Promissory Note and the Term Loan Security Agreement, the “Term Loan Documents”) to guarantee the payment to the Term Loan Lender of certain obligations of the Term Loan Secured Subsidiaries under the Term Loan Agreement.

The Term Loan Documents require the Term Loan Secured Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Term Loan Lender may accelerate amounts outstanding under the Term Loan Documents upon the occurrence of an Event of Default (as defined in the Term Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. As of December 31, 2024 and 2023, the Company was in compliance with these covenants.

The Company incurred loan procurement costs of $646,246 and such costs have been recorded net of the note payable on the consolidated balance sheets. The costs are amortized over the term of the loan using the effective interest method and are recorded as an adjustment to interest expense. The Company recorded amortization expense of $35,925 and $37,134 for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023 the carrying value of the Company’s note payable is summarized as follows:

Note Payable	December 31, 2024	December 31, 2023
Principal balance outstanding	$16,664,125	$17,244,687
Less: Loan procurement costs, net	(307,543)	(343,468)
Total note payable, net	$16,356,582	$16,901,219

As of December 31, 2024, the note payable was secured by certain of its self storage properties with an aggregate net book value of approximately $23.3 million. The following table represents the future principal payment requirements on the note payable as of December 31, 2024:

2025	$607,488
2026	633,449
2027	660,519
2028	688,746
2029	718,180
2030 and thereafter	13,355,743
Total principal payments	$16,664,125

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

On July 6, 2024, certain wholly owned subsidiaries (“Second Amended Credit Facility Secured Subsidiaries”) of the Company entered into a second amendment to the Credit Facility Loan Agreement (collectively, the “Second Amended Credit Facility Loan Agreement”) between the Second Amended Credit Facility Secured Subsidiaries and The Huntington National Bank ("Huntington"), successor by merger to TCF National Bank (“Second Amended Credit Facility Lender”). Under the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Secured Subsidiaries may borrow from the Second Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million in years two and three, respectively, pursuant to a promissory note (the “Second Amended Credit Facility Promissory Note”). The Second Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the SOFR or 0.25% and is due to mature on July 6, 2027, with an option to extend the maturity to July 6, 2028. As of December 31, 2024, the effective interest rate was approximately 7.56%. An annual unused facility fee is charged based on the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during the trailing twelve month period ending each June 30. The fee will be calculated at 0.25% per annum if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was greater than fifty percent, and will be calculated at 0.15% if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was less than or equal to fifty percent. The obligations under the Second Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Second Amended Credit Facility Secured Subsidiaries. The Company entered into a second amended and restated

guaranty of payment as of July 6, 2024 (“Second Amended Credit Facility Guaranty,” and together with the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Promissory Note and related instruments, the “Second Amended Credit Facility Loan Documents”) to guarantee the payment to the Second Amended Credit Facility Lender of certain obligations of the Second Amended Credit Facility Secured Subsidiaries under the Second Amended Credit Facility Loan Agreement. The Company and the Second Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Second Amended Credit Facility Loan Documents.

The Second Amended Credit Facility Loan Agreement requires the Second Amended Credit Facility Secured Subsidiaries and the Company to comply with certain covenants, including, among others, customary financial covenants. The Second Amended Credit Facility Lender may accelerate amounts outstanding under the Second Amended Credit Facility Loan Documents upon the occurrence of an Event of Default (as defined in the Second Amended Credit Facility Loan Agreement) including, but not limited to, the failure to pay amounts due the Second Amended Credit Facility Lender or commencement of bankruptcy proceedings.

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

The Company incurred issuance costs of $235,164 and $231,926 for the July 6, 2024 Second Amended Credit Facility Loan Agreement and the prior Amended Credit Facility Loan Agreement in July 6, 2021, respectively, and such costs are amortized as an adjustment to interest expense using the straight-line method, which approximates the effective interest method, over the term of the loan. The Company recorded amortization expense $89,995 and $101,602 for the year ended December 31, 2024 and 2023, respectively. There was no outstanding loan balance under the Revolving Line of Credit as of December 31, 2024 and 2023, respectively.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the

Company’s secured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. The Company had right-of-use assets and lease liabilities related to its operating leases of $16,545 and $16,545 as of December 31, 2024 and $35,726 and $35,726 as of December 31, 2023. Such amounts are amortized using a straight-line method over the term of the lease and are included in prepaid expenses and other assets and accounts payable and accrued expenses on the Company’s consolidated balance sheets, respectively. Amortization expense for the years ended December 31, 2024 and 2023 was $19,181 and $18,473, respectively. As of December 31, 2024, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were approximately 0.8 years and 3.77%, respectively.

The remaining future minimum lease payments under the automobile lease are $16,833 for the year ending December 31, 2025, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2024	2023
Net income	$2,123,743	$2,938,769
Earnings and dividends allocated to participating securities	(39,535)	(24,425)
Net income attributable to common stockholders	$2,084,208	$2,914,344
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	11,094,915	11,045,699
Net effect of dilutive unvested restricted stock awards included for treasury stock method	48,916	41,518
Average number of common shares outstanding - diluted	11,143,831	11,087,217
Earnings per common share
Basic	$0.19	$0.26
Diluted	$0.19	$0.26

Common stock dividends totaled $3,264,451 ($0.29 per share) and $3,231,608 ($0.29 per share) for the years ended December 31, 2024 and 2023, respectively.

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation (“Bexil”), Tuxis Corporation (“Tuxis”), and their affiliates (collectively with the Company, the “Affiliates”). As of December 31, 2024, certain of the Affiliates and the Company's directors and employees may be deemed to own, in aggregate, approximately 9.6% of the Company’s outstanding common stock.

Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the Code and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. The aggregate compensation and benefits accrued and paid by the Company to MMC were $3,039,878 and $2,883,067 for the years ended December 31, 2024 and 2023, respectively. Expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The aggregate administrative and support function expenses accrued and paid by the Company to Winco were $36,723 and $31,243 for the years ended December 31, 2024 and 2023, respectively. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the Code. The Company's allocated matching expense was $107,456 and $102,219 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company had reimbursements payable to MMC and Winco for compensation, benefits, and administrative and support function expenses of $34,973 and $23,523, respectively.

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

The Company leases office space and storage to certain Affiliates under rental agreements. The terms of occupancy are month to month and automatically renew unless terminated by either party on thirty days’ written notice. The Company earned rental income of $4,800 and $4,800 for the years ended December 31, 2024 and December 31, 2023, respectively.

11. CAPITAL STOCK

As of December 31, 2024, the Company was authorized to issue 450,000,000 shares of common stock, $0.01 par value, of which 11,292,772 shares were issued and outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, of which no shares have been issued.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) pursuant to which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $15,000,000, through the Agent. There were no shares of common stock sold during the years ended December 31, 2024 and 2023, respectively, under the Sales Agreement.

12. STOCK-BASED COMPENSATION

On October 16, 2017 (the “Effective Date”), the Company’s stockholders approved the Company’s 2017 Equity Incentive Plan (the “Plan”). The Plan is designed to provide equity-based incentives to certain eligible persons, as defined in the Plan, in the form of options, share appreciation rights, restricted stock, restricted stock units, dividend equivalent rights or other forms of equity-based compensation as determined in the discretion of the Company's board of directors, the compensation committee of the Company's board of directors, or other designee thereof. The total number of shares of common stock reserved and available for issuance under the Plan on the Effective Date was 760,000.

The Company recorded $332,358 and $199,752 of expense in general and administrative expense in its consolidated statements of operations related to restricted stock awards for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was $342,565 and $288,506 of unrecognized compensation expense related to unvested time-based and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted—average period of 2.9 years and 2.4 years for time-based and performance-based awards, respectively. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. Forfeitures are accounted for as they occur, compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition is reversed in the period of the forfeiture.

Time-Based Restricted Stock Grants

Time-based grants vest solely based on continued employment, with 6.25% of the shares eligible to vest on each three-month anniversary of the grant date during the four-year vesting period. Time-based restricted stock cannot be transferred during the vesting period. Grants of time-based restricted stock entitle the holder to voting rights and dividends paid by the Company on shares of its common stock, including unvested shares.

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2022	45,243	$4.66
Granted	19,238	$5.01
Vested	(26,362)	$4.62
Forfeited	(5,019)	$5.02
Unvested at December 31, 2023	33,100	$4.84
Granted	96,398	$4.37
Vested	(46,237)	$4.58
Forfeited	(4,591)	$4.95
Unvested at December 31, 2024	78,670	$4.41

Performance-Based Restricted Stock Grants

Performance-based restricted stock grants vest based on continued employment and the achievement of certain goals by the Company for Funds from Operations, as adjusted (“AFFO”) and same store revenue growth (“SSRG”) during 2024. Between 0% and 200% of these shares will be earned based on achievement of the AFFO and SSRG goals in 2024, and the shares which are earned will remain subject to quarterly vesting during the remaining four-year time vesting period. Dividends paid by the Company prior to the determination of how many shares are earned will be retained by the Company and released only with respect to earned shares. If a Change in Control (as defined in the Plan) occurs the number of shares earned will equal the greater of the number of shares granted and the number of shares which would have been earned based on the AFFO and SSRG through the date of the Change in Control. If following a Change in Control, a grantee is terminated by the Company without Cause or by the grantee with Good Reason (as each is defined in the Plan), all unvested restricted stock will fully vest. Performance-based restricted stock earned during 2024 and 2023 were 47,452 shares and 30,217 shares, respectively.

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-based Stock Grants	Shares	Fair Value
Unvested at December 31, 2022	25,891	$5.07
Granted	30,217	$5.11
Vested	(16,084)	$4.96
Unvested at December 31, 2023	40,024	$5.14
Granted	47,452	$4.32
Vested	(25,066)	$4.81
Unvested at December 31, 2024	62,410	$4.65

13. COMMITMENTS AND CONTINGENCIES

The Company enters into contracts that contain a variety of representations and warranties and which may provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as it involves future claims that may be made against the Company under circumstances that have not occurred.

14. RISKS AND UNCERTAINTIES

Recent Market Events

U.S. and international markets have experienced volatility in recent months and years due to a number of economic, political and global macro factors, including elevated inflation levels and wars in Europe and the Middle East. Uncertainties regarding interest rate levels, political events, potential trade restrictions and tariffs, global geopolitical conflicts, and the possibility of a national or global recession have also contributed to market volatility.

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

15. SUBSEQUENT EVENTS

On March 3, 2025, the Company declared a cash dividend of $0.0725 per common share payable on March 31, 2025 to stockholders of record as of March 17, 2025.

On March 25, 2025, the Company approved restricted share awards under the Plan to certain of its officers and employees in the aggregate amount of 40,726 shares, of which 23,726 shares are performance-based grants and the remainder of the shares are time-based grants. Between 0% and 200% of these shares will be earned based on achievement of the AFFO and SSRG goals in 2025, and the shares which are earned will remain subject to quarterly vesting during the remaining four-year time vesting period. Dividends paid by the Company prior to the determination of how many shares are earned will be retained by the Company and released only with respect to earned shares. If a Change in Control (as defined in the Plan) occurs during 2025, the number of shares earned will equal the greater of the number of shares granted and the number of shares which would have been earned based on the AFFO and SSRG through the date of the Change in Control. If following a Change in Control, a grantee is terminated by the Company without Cause or by the grantee with Good Reason (as each is defined in the Plan), all unvested restricted shares will fully vest.

GLOBAL SELF STORAGE, INC.

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

December 31, 2024

		Initial cost			Gross Carrying Amount at December 31, 2024
Description	Square Footage	Land	Buildings & Improvements	Costs Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation
Clinton, CT (A)	29,283	356,040	3,108,285	52,160	356,040	$3,160,445	$3,516,485	$623,859
Bolingbrook, IL (B)	114,000	633,914	5,491,409	2,488,142	633,914	7,979,551	8,613,465	1,846,175
Dolton, IL (B)	86,590	614,413	5,227,313	54,771	614,413	5,282,084	5,896,497	1,254,049
McCordsville, IN (A)	76,386	770,000	6,776,000	497,478	770,000	7,273,478	8,043,478	1,457,488
Merrillville, IN (B)	81,270	597,229	5,104,011	479,597	597,229	5,583,608	6,180,837	1,300,738
Millbrook, NY (A)	24,482	423,960	2,900,895	2,366,532	423,960	5,267,427	5,691,387	870,101
Rochester, NY (B)	68,311	571,583	5,227,630	42,153	571,583	5,269,783	5,841,366	1,215,471
Lima, OH (A)	94,953	530,000	4,664,000	401,098	530,000	5,065,098	5,595,098	1,007,710
Sadsburyville, PA (B)	78,875	462,749	5,146,579	42,412	462,749	5,188,991	5,651,740	1,239,245
Summerville, SC (B) (1)	76,460	345,160	2,989,159	141,555	345,160	3,130,714	3,475,874	712,521
Summerville, SC (B) (2)	43,710	188,766	1,605,405	32,614	188,766	1,638,019	1,826,785	376,461
West Henrietta, NY (A)	55,550	628,251	5,229,481	280,843	628,251	5,510,324	6,138,575	586,224
	829,870	$6,122,065	$53,470,167	$6,879,355	$6,122,065	$60,349,522	$66,471,587	$12,490,042

(A)
This property is held as collateral under the Revolver. There was no outstanding balance under the Revolver as of December 31, 2024.
(B)
This property is held as collateral under the Loan Agreement with an outstanding balance of $16,664,125 as of December 31, 2024.
(1)
SSG Summerville I LLC.
(2)
SSG Summerville II LLC.

Activity in storage properties during the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Storage properties *
Balance at beginning of period	$67,037,562	$66,806,458
Improvements	78,336	231,104
Balance at end of period	67,115,898	67,037,562

Accumulated depreciation
Balance at beginning of period	(11,556,342)	(9,922,298)
Depreciation expense	(1,634,147)	(1,634,044)
Balance at end of period	(13,190,489)	(11,556,342)
Storage properties, net	$53,925,409	$55,481,220

* These amounts include equipment that is housed at the Company’s properties which is excluded from Schedule III above.

As of December 31, 2024, the aggregate cost of real estate for U.S. federal income tax purposes was $62,841,421.