Form 10-Q
period 2025-03-31
Global Self Storage, Inc.
filed 2025-05-09
CIK 1031235

su

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value per share, as of May 8, 2025 was 11,338,391.

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information presented in this report may contain “forward-looking statements” within the meaning of the federal securities laws including the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes,” “plans,” “intends,” “expects,” “estimates,” “may,” “will,” “should,” or “anticipates” or the negative of such terms or other comparable terminology, or by discussions of strategy. All forward-looking statements made by the Company involve known and unknown risks, uncertainties and other factors, many of which are beyond the control of the Company, which may cause the Company’s actual results to be materially different from those expressed or implied by such statements. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements. All forward-looking statements, including without limitation, management’s examination of historical operating trends and estimates of future earnings, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management’s expectations, beliefs and projections will result or be achieved.

All forward-looking statements apply only as of the date made. Except as required by law, we undertake no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Real estate assets, net	$53,564,202	$53,925,409
Cash and cash equivalents	7,221,583	7,180,857
Restricted cash	48,475	29,204
Investments in securities	2,595,642	2,608,987
Accounts receivable	118,085	142,408
Prepaid expenses and other assets	714,940	719,351
Line of credit issuance costs, net	176,373	195,970
Interest rate cap	6,178	18,717
Goodwill	694,121	694,121
Total assets	$65,139,599	$65,515,024
Liabilities and equity
Note payable, net	$16,216,391	$16,356,582
Accounts payable and accrued expenses	1,648,369	1,720,765
Total liabilities	17,864,760	18,077,347
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 11,338,391 shares and 11,292,772 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	113,384	112,927
Additional paid in capital	49,660,265	49,559,986
Accumulated deficit	(2,498,810)	(2,235,236)
Total stockholders' equity	47,274,839	47,437,677
Total liabilities and stockholders' equity	$65,139,599	$65,515,024

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenues
Rental income	$3,000,052	$2,913,461
Other property related income	107,870	103,850
Management fees and other income	18,382	16,729
Total revenues	3,126,304	3,034,040
Expenses
Property operations	1,208,898	1,231,116
General and administrative	786,893	802,730
Depreciation and amortization	406,846	406,925
Business development	—	2,275
Total expenses	2,402,637	2,443,046
Operating income	723,667	590,994
Other income (expense)
Dividend and interest income	68,599	54,877
Unrealized loss on marketable equity securities	(13,345)	(174,878)
Interest expense	(223,769)	(204,843)
Total other expense, net	(168,515)	(324,844)
Net income and comprehensive income	$555,152	$266,150
Earnings per share
Basic	$0.05	$0.02
Diluted	$0.05	$0.02
Weighted average shares outstanding
Basic	11,140,788	11,073,439
Diluted	11,204,854	11,110,963

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

					Total
	Common stock		Additional paid in	Accumulated	stockholders'
	Shares	Par value	capital	deficit	equity
Balances at December 31, 2024	11,292,772	$112,927	$49,559,986	$(2,235,236)	$47,437,677
Restricted stock grants issued	45,994	460	(460)	—	—
Restricted stock grants forfeiture	(375)	(3)	3	—	—
Stock-based compensation	—	—	100,736	—	100,736
Net income	—	—	—	555,152	555,152
Dividends	—	—	—	(818,726)	(818,726)
Balances at March 31, 2025	11,338,391	$113,384	$49,660,265	$(2,498,810)	$47,274,839

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

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$555,152	$266,150
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	406,846	406,925
Unrealized loss on marketable equity securities	13,345	174,878
Unrealized loss on interest rate cap premium	12,539	20,681
Amortization of loan procurement costs	28,383	34,498
Stock-based compensation	100,736	71,004
Changes in operating assets and liabilities:
Accounts receivable	24,323	16,744
Prepaid expenses and other assets	4,411	(1,179)
Accounts payable and accrued expenses	(75,836)	(192,688)
Net cash provided by operating activities	1,069,899	797,013
Cash flows from investing activities
Improvements and equipment additions	(45,639)	(10,071)
Net cash used in investing activities	(45,639)	(10,071)
Cash flows from financing activities
Principal payments on note payable	(148,977)	(142,871)
Dividends paid	(815,286)	(806,377)
Net cash used in financing activities	(964,263)	(949,248)
Net increase (decrease) in cash, cash equivalents, and restricted cash	59,997	(162,306)
Cash, cash equivalents, and restricted cash, beginning of period	7,210,061	7,028,546
Cash, cash equivalents, and restricted cash, end of period	$7,270,058	$6,866,240
Supplemental cash flow and noncash information
Cash paid for interest	$174,121	$180,226
Supplemental disclosure of noncash activities:
Dividends payable	$3,440	$2,191

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION

Global Self Storage, Inc. (the “Company,” “we,” “our,” “us”) is a self-administered and self-managed Maryland real estate investment trust (“REIT”) that owns, operates, manages, acquires, and redevelops self storage properties (“stores” or “properties”) in the United States. As of March 31, 2025, through its wholly owned subsidiaries, the Company owned and/or managed thirteen self-storage properties in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with accounting standards generally accepted in the United States of America ("GAAP") for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our unaudited consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$7,221,583	$7,180,857
Restricted cash	48,475	29,204
Total cash, cash equivalents, and restricted cash as shown in our unaudited consolidated statements of cash flows	$7,270,058	$7,210,061

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

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company has reviewed its tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on federal, state, and local income tax returns for open tax years (2022 – 2024), or are expected to be taken in the Company’s 2025 tax returns.

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

The Company evaluates goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value may be less that carrying amounts. If it is determined that the carrying amount of goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value, an impairment charge is recorded. There were no indicators of impairment to goodwill and real estate assets as of March 31, 2025, and no impairment charges were recorded for any periods presented herein.

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

Operating Segments

The Company has a single operating segment: rental operations which reflects the aggregated rental operations from our same-store portfolio consisting of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. As of March 31, 2025, we owned twelve same-store properties and zero non same-store properties. The Chief Executive Officer acts as the Company’s chief operating decision maker (CODM). The CODM uses net operating income ("NOI") to assess the performance of the business. NOI represents the Company's same-store property revenue less direct property operating expenses. To make resource allocation decisions for the Company’s single segment, the information used is consistent with that presented within the financial statements. Segment assets are reflected on the accompanying balance sheets and significant segment expenses are listed on the accompanying statements of operations.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance focuses on providing more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Pursuant to this ASU, the footnotes to the Company's consolidated financial statements may include incremental disclosures related to income taxes. This standard is effective for annual periods beginning after December 15, 2024, therefore, compliance with this ASU will be required beginning with the Company's Annual Report on Form 10-K for the year ending December 31, 2025, with early adoption permitted. The Company expects to adopt this ASU for its Annual Report on Form 10-K for the year ending December 31, 2025, and is continuing to research the impact of this amended guidance; however, the Company does not expect this standard to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The guidance requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. The guidance also requires disclosure of the total amount of selling expenses and the entity's definition of selling expenses. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027; therefore, compliance with this ASU will be required beginning with the Company's Annual Report on Form 10-K for the year ending December 31, 2027. The guidance may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

3. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows

	March 31, 2025	December 31, 2024
Land	$6,122,065	$6,122,065
Buildings, improvements, and equipment	61,039,472	60,993,833
Self storage properties	67,161,537	67,115,898
Less: Accumulated depreciation	(13,597,335)	(13,190,489)
Real estate assets, net	$53,564,202	$53,925,409

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consisted of the following:

		Gross Unrealized
March 31, 2025	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,840,155	$—	$2,595,642
Total investment in marketable equity securities	$755,487	$1,840,155	$—	$2,595,642

		Gross Unrealized
December 31, 2024	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,853,500	$—	$2,608,987
Total investment in marketable equity securities	$755,487	$1,853,500	$—	$2,608,987

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2025 and December 31, 2024:

March 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,595,642	$—	$—	$2,595,642
Interest rate cap derivative	—	6,178	—	6,178
Total assets at fair value	$2,595,642	$6,178	$—	$2,601,820

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,608,987	$—	$—	$2,608,987
Interest rate cap derivative	—	18,717	—	18,717
Total assets at fair value	$2,608,987	$18,717	$—	$2,627,704

There were no assets transferred from level 1 to level 2 as of March 31, 2025. The Company did not have any level 3 assets or liabilities as of March 31, 2025.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximated their respective carrying values as of March 31, 2025. The estimated fair value of the Company’s outstanding debt was approximately $14,102,856 as of March 31, 2025. This estimate was based on market interest rates for comparable obligations, general market conditions, and maturity.

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

The following table summarizes the terms of the Company’s derivative financial instrument:

	Notional Amount			Effective	Maturity
Product	March 31, 2025	December 31, 2024	Strike	Date	Date
Cap Agreement	$7,500,000	$7,500,000	5.25%	7/10/2024	7/6/2027

The Company is potentially exposed to credit loss in the event of non-performance by the counterparty. The Company does not anticipate the counterparty to fail to meet its obligations as they become due.

7. NOTE PAYABLE AND REVOLVING LINE OF CREDIT

Note Payable

On June 24, 2016, certain wholly owned subsidiaries (“Term Loan Secured Subsidiaries”) of the Company entered into a loan agreement and certain other related agreements (collectively, the “Term Loan Agreement”) between the Term Loan Secured Subsidiaries and Insurance Strategy Funding IV, LLC (the “Lender”). Under the Term Loan Agreement, the Term Loan Secured Subsidiaries borrowed from the Lender in the principal amount of $20 million pursuant to a promissory note (the “Term Loan Promissory Note”). The Term Loan Promissory Note bears interest at the rate of 4.192% per annum and is due to mature on July 1, 2036. Pursuant to a security agreement (the “Term Loan Security Agreement”), the obligations under the Term Loan Agreement are secured by certain real estate assets owned by the Term Loan Secured Subsidiaries.

In connection with the Term Loan Agreement, the Company entered into a non-recourse guaranty on June 24, 2016 (the “Term Loan Guaranty,” and together with the Term Loan Agreement, the Term Loan Promissory Note and the Term Loan Security Agreement, the “Term Loan Documents”) to guarantee the payment to the Lender of certain obligations of the Term Loan Secured Subsidiaries under the Term Loan Agreement.

The Term Loan Documents require the Term Loan Secured Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Lender may accelerate amounts outstanding under the Term Loan Documents upon the occurrence of an event of default (as defined in the Term Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. As of March 31, 2025, the Company was in compliance with these covenants.

The Company incurred loan procurement costs of $646,246 and such costs have been recorded as a reduction of the note payable on the consolidated balance sheet and are amortized as an adjustment to interest expense over the term of the loan. The Company recorded amortization expense of $8,786 and $9,097 for the three months ended March 31, 2025 and 2024.

As of March 31, 2025 and December 31, 2024, the carrying value of the Company’s note payable is summarized as follows:

Note Payable	March 31, 2025	December 31, 2024
Principal balance outstanding	$16,515,148	$16,664,125
Less: Loan procurement costs, net	(298,757)	(307,543)
Total note payable, net	$16,216,391	$16,356,582

As of March 31, 2025, the note payable was secured by certain of the Company’s self storage properties with an aggregate net book value of approximately $23.1 million. The following table represents the future principal payment requirements on the note payable as of March 31, 2025:

2025 (9 months)	$457,991
2026	633,449
2027	660,519
2028	688,746
2029	718,180
2030 and thereafter	13,356,263
Total principal payments	$16,515,148

Revolving Line of Credit

On July 6, 2024, certain wholly owned subsidiaries (“Second Amended Credit Facility Secured Subsidiaries”) of the Company entered into a second amendment to the Credit Facility Loan Agreement (collectively, the “Second Amended Credit Facility Loan Agreement”) between the Second Amended Credit Facility Secured Subsidiaries and The Huntington National Bank ("Huntington"), successor by merger to TCF National Bank (“Second Amended Credit Facility Lender”). Under the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Secured Subsidiaries may borrow from the Second Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million in years two and three, respectively, pursuant to a promissory note (the “Second Amended Credit Facility Promissory Note”). The Second Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the SOFR or 0.25% and is due to mature on July 6, 2027, with an option to extend the maturity to July 6, 2028. As of March 31, 2025, the effective interest rate was approximately 7.3%. An annual unused facility fee is charged based on the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during the trailing twelve month period ending each June 30. The fee will be calculated at 0.25% per annum if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was greater than fifty percent, and will be calculated at 0.15% if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was less than or equal to fifty percent. The obligations under the Second Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Second Amended Credit Facility Secured Subsidiaries. The Company entered into a second amended and restated guaranty of payment as of July 6, 2024 (“Second Amended Credit Facility Guaranty,” and together with the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Promissory Note and related instruments, the “Second Amended Credit Facility Loan Documents”) to guarantee the payment to the Second Amended Credit Facility Lender of certain obligations of the Second Amended Credit Facility Secured Subsidiaries under the Second Amended Credit Facility Loan Agreement. The Company and the Second Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Second Amended Credit Facility Loan Documents.

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

The Company incurred issuance costs of $235,164 and $231,926 for the July 6, 2024 Second Amended Credit Facility Loan Agreement and the prior Amended Credit Facility Loan Agreement in July 6, 2021, respectively, and such costs are amortized as an adjustment to interest expense using the straight-line method, which approximates the effective interest method, over the term of the loan. The Company recorded amortization expense of $19,597 and $25,401 for the three months ended March 31, 2025 and 2024, respectively. There was no outstanding loan balance under the Revolving Line of Credit as of March 31, 2025 or December 31, 2024.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s secured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. The Company had right-of-use assets and lease liabilities related to its operating leases of $11,636 and $11,636, respectively, as of March 31, 2025 and $16,545 and $16,545, respectively, as of December 31, 2024. Such amounts are amortized using a straight-line method over the term of the lease, and are included in prepaid expenses and other assets and accounts payable and accrued expenses on the Company’s consolidated balance sheets, respectively. Amortization expense was $4,909 and $4,728 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were approximately 0.6 years and 3.77%, respectively.

The remaining future minimum lease payments under the automobile lease are $11,782 for the year ending December 31, 2025.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2025	2024
Net income	$555,152	$266,150
Earnings and dividends allocated to participating securities	(10,331)	(5,734)
Net income attributable to common stockholders	$544,821	$260,416
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	11,140,788	11,073,439
Net effect of dilutive unvested restricted stock awards included for treasury stock method	64,066	37,524
Average number of common shares outstanding - diluted	11,204,854	11,110,963
Earnings per common share
Basic	$0.05	$0.02
Diluted	$0.05	$0.02

Common stock dividends totaled $818,726 ($0.0725 per share) and $808,568 ($0.0725 per share) for the three months ended March 31, 2025 and 2024, respectively.

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and/or directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation, and/or their affiliates (collectively with the Company, the “Affiliates”). As of March 31, 2025, certain of the Affiliates and the Company’s directors and employees may be deemed to own, in the aggregate, approximately 10.2% of the outstanding common stock.

Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the Code and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. The aggregate compensation and benefits accrued and funded by the Company to MMC were $773,678 and $799,061 for the three months ended March 31, 2025 and 2024, respectively. Expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The aggregate administrative and support function expenses accrued and paid by the Company to Winco was $3,775 and $7,064 for the three months ended March 31, 2025 and 2024, respectively. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the Code. The Company's allocated matching expense was $28,749 and $29,053 for the three months ended March 31, 2025 and 2024, respectively. The Company had reimbursements payable to MMC and Winco for compensation, benefits, and administrative and support function expenses of $64,842 and $34,973 as of March 31, 2025 and December 31, 2024, respectively.

The Company currently reimburses monthly automobile expenses of $1,000 per month to its President, Mark C. Winmill. To the extent that the monthly payment under the Company’s automobile lease exceeds the current monthly reimbursement amount, Mr. Winmill voluntarily reimburses the Company for the excess amount. In this regard, Mr. Winmill has reimbursed the Company $6,832 and $8,198 for the automobile payments paid and due in 2025 and 2024, respectively.

The Company leases office space and storage to certain Affiliates under rental agreements. The terms of occupancy are month to month and automatically renew unless terminated by either party on thirty days’ written notice. The Company earned rental income of $1,200 and $1,200 for the three months ended March 31, 2025 and 2024.

11. CAPITAL STOCK

As of March 31, 2025, the Company was authorized to issue 450,000,000 shares of common stock, $0.01 par value per share of which 11,338,391 were issued and outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value per share, of which none has been issued.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Prior Sales Agreement”) with B. Riley Securities, Inc. (the “Prior Agent”) pursuant to which the Company may sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000, through the Prior Agent. There were no shares of common stock sold during the three months ended March 31, 2025 and 2024, under the Prior Sales Agreement.

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

The Company recorded $100,736 and $71,004 for the three months ended March 31, 2025 and 2024, respectively, of expense related to restricted stock awards in general and administrative expense in its consolidated statements of operations. As of March 31, 2025 there was $385,676 and $375,435 of unrecognized compensation expense related to unvested time-based and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted-average period of 3.1 years and 2.9 years for time-based and performance-based awards, respectively. The fair value of common stock awards is determined based on the closing trading price of the common stock on the grant date. Forfeitures are accounted for as they occur, compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition is reversed in the period of the forfeiture.

Time-Based Restricted Stock Grants

These time-based grants vest solely based on continued employment, with 6.25% of the shares eligible to vest on each three- month anniversary of the grant date during the remaining four-year time vesting period. Time-based restricted stock cannot be transferred during the vesting period. These time-based restricted stock grants entitle the holder to voting rights and dividends paid by the Company on shares of its common stock, including unvested shares.

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2024	78,670	$4.41
Granted	22,268	$5.07
Vested	(14,749)	$4.69
Forfeited	(375)	$4.32
Unvested at March 31, 2025	85,814	$4.53

Performance-Based Restricted Stock Grants

Performance-based restricted stock grants vest based on continued employment and the achievement of certain Funds from Operations, as adjusted (“AFFO”) and same-store revenue growth (“SSRG”) goals by the Company during the year of the grant. Each of these performance components are weighted 50% and are measured over the performance cycle, which is defined as the year ending on December 31st in the year of the grant. At the end of the performance cycle, the financial performance components are reviewed to determine the number of shares actually earned, which can be as low as 0% of shares granted and up to a maximum of 200% of shares granted. The shares which are earned will remain subject to quarterly vesting during the remaining four-year time vesting period. Dividends paid by the Company prior to the determination of how many shares are earned will be retained by the Company and released only with respect to earned shares. If a Change in Control (as defined in the Plan) occurs the number of shares earned will equal the greater of the number of shares granted and the number of shares which would have been earned based on the AFFO and SSRG through the date of the Change in Control. If following a Change in Control, a grantee is terminated by the Company without Cause or by the grantee with Good Reason (as each is defined in the Plan), all unvested restricted stock will fully vest.

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2024	62,410	$4.65
Granted	23,726	$5.08
Vested	(6,980)	$4.76
Unvested at March 31, 2025	79,156	$4.77

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

15. SUBSEQUENT EVENTS

On April 4, 2025, the Company entered into an At Market Offering Sales Agreement with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which the Company may sell through the Agent, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000.

Effective April 4, 2025, the Company delivered written notice to B. Riley Securities, Inc. (the “Prior Sales Agent”) terminating the At Market Offering Sales Agreement dated January 14, 2022, by and between the Company and the Prior Sales Agent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY LANGUAGE

The following discussion and analysis should be read in conjunction with our unaudited “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements (unaudited)” appearing elsewhere in this report. We make statements in this section that may be forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Statement on Forward-Looking Information.” References to the “Company,” “we,” “us,” or “our company” refer to Global Self Storage, Inc., a Maryland corporation, including, as the context requires, its direct and indirect subsidiaries.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with GAAP. Our notes to the unaudited consolidated financial statements contained elsewhere in this report describe the significant accounting policies essential to our unaudited consolidated financial statements. Preparation of our financial statements requires estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments, and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments, and assumptions and actual facts, our financial statements may be affected.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. There are areas in which our judgment in selecting among available alternatives would not produce a materially different result, but there are some areas in which our judgment in selecting among available alternatives would produce a materially different result. Please refer to the notes to the unaudited consolidated financial statements that contain additional information regarding our critical accounting policies and other disclosures.

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT that owns, operates, manages, acquires, and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible, and secure storage space for residential and commercial customers. As of March 31, 2025, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

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

On July 6, 2021, certain wholly owned subsidiaries (“Amended Credit Facility Secured Subsidiaries”) of the Company entered into a first amendment to the Credit Facility Loan Agreement (collectively, the “Amended Credit Facility Loan Agreement”) between the Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Amended Credit Facility Lender”). Under the Amended Credit Facility Loan Agreement, the Amended Credit Facility Secured Subsidiaries were able to borrow from the Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million in years 2 and 3, respectively, pursuant to a promissory note (the “Amended Credit Facility Promissory Note”). The Amended Credit Facility Promissory Note bore an interest rate equal to 3% plus the greater of the One Month U.S. Dollar London Inter-Bank Offered Rate or 0.25% and was due to mature on July 6, 2024. As of March 31, 2025, the effective interest rate was 8.44%. The publication of LIBOR ceased after June 30, 2023. The Amended Credit Facility Loan Agreement provided for a replacement index based on the Secured Overnight Financing Rate (“SOFR”). The interest rate on the Amended Credit Facility Promissory Note subsequent to June 30, 2023, was equal to 3% plus the greater of SOFR plus 0.11448% or 0.25%. The obligations under the Amended Credit Facility Loan Agreement were secured by certain real estate assets owned by the Amended Credit Facility Secured Subsidiaries. The Company entered into an amended and restated guaranty of payment on July 6, 2021 (“Amended Credit Facility Guaranty,” and together with the Amended Credit Facility Loan Agreement, the Amended Credit Facility Promissory Note and related instruments, the “Amended Credit Facility Loan Documents”) to guarantee the payment to the Amended Credit Facility Lender of certain obligations of the Amended Credit Facility Secured Subsidiaries under the Amended Credit Facility Loan Agreement. The Company and the Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Amended Credit Facility Loan Documents. As described in more detail below, the Amended Credit Facility Loan Agreement has been replaced in its entirety by the Second Amended Credit Facility Loan Agreement on July 6, 2024.

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Prior Sales Agreement”) with B. Riley Securities, Inc. (the “Prior Sales Agent”) pursuant to which the Company may sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000, through the Prior Sales Agent. During the twelve months ended December 31, 2022, under the Prior Sales Agreement, the Company sold and issued an aggregate of 373,833 shares of common stock and raised aggregate gross proceeds of approximately $2,272,628, less sales commissions of approximately $45,491 and other offering costs resulting in net proceeds of $2,008,436. There were no shares of common stock sold during the three months ended March 31, 2025 and March 31, 2024 under the Prior Sales Agreement. Effective April 4, 2025, the Company delivered written notice to the Prior Sales Agent terminating the Prior Sales Agreement.

On July 6, 2024, certain wholly owned subsidiaries (“Second Amended Credit Facility Secured Subsidiaries”) of the Company entered into a second amendment to the Credit Facility Loan Agreement (collectively, the “Second Amended Credit Facility Loan Agreement”) between the Second Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Second Amended Credit Facility Lender”). Under the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Secured Subsidiaries may borrow from the Second Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million in years 2 and 3, respectively, pursuant to a promissory note (the “Second Amended Credit Facility Promissory Note”). The Second Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month SOFR or 0.25% and is due to mature on July 6, 2027, with an option to extend the maturity to July 6, 2028. An annual unused facility fee is charged based on the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during the trailing twelve month period ending each June 30. The fee will be calculated at 0.25% per annum if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was greater than fifty percent, and will be calculated at 0.15% if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was less than or equal to fifty percent. The obligations under the Second Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Second Amended Credit Facility Secured Subsidiaries. The Company entered into a second amended and restated guaranty of payment as of July 6, 2024 (“Second Amended Credit Facility Guaranty,” and together with the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Promissory Note and related instruments, the “Second Amended Credit Facility Loan Documents”) to guarantee the payment to the Second Amended Credit Facility Lender of certain obligations of the Second Amended Credit Facility Secured Subsidiaries under the Second Amended Credit Facility Loan Agreement. The Company and the Second Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Second Amended Credit Facility Loan Documents. The Company also maintains a bank account at the Second Amended Credit Facility Lender. As of March 31, 2025, we have no withdrawn proceeds under the Second Amended Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Second Amended Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

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

On April 4, 2025, the Company entered into an At Market Offering Sales Agreement (the "Sales Agreement") with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which the Company may sell through the Agent, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000.

We continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not complete any acquisitions in the three months ended March 31, 2025. In addition, we may pursue third-party management opportunities of properties owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities. As of March 31, 2025, under our third-party management platform, Global MaxManagementSM, we managed one third-party owned property, which was previously rebranded as “Global Self Storage,” had 137,318-leasable square feet and was comprised of 619 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

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

The Company currently has capital resources totaling approximately $24.9 million, comprised of $7.3 million of cash, cash equivalents, and restricted cash and $2.6 million of marketable securities as of March 31, 2025, and $15 million available for withdrawal under the Second Amended Credit Facility Loan Agreement which matures on July 6, 2027. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores. These capital resources allow us to continue to execute our strategic business plan, which includes funding acquisitions, either directly or through joint ventures; expansion projects at our existing properties; and broadening our revenue base and pipeline of potential acquisitions through developing Global MaxManagementSM, our third-party management platform. Our board of directors regularly reviews our strategic business plan, including topics and metrices like capital formation, debt versus equity ratios, dividend policy, use of capital and debt, funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) performance, and optimal cash levels. See the section titled "Non-GAAP Financial Measures" for the definition and use of FFO and AFFO.

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

Results of Operations for the Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024

Revenues

Total revenues increased from $3,034,040 during the three months ended March 31, 2024 to $3,126,304 during the three months ended March 31, 2025, an increase of 3.0%, or $92,264. Rental income increased from $2,913,461 during the three months ended March 31, 2024 to $3,000,052 during the three months ended March 31, 2025, an increase of 3.0%, or $86,591. The increase was primarily attributable to increases in occupancy and existing tenant rates under our proprietary revenue rate management program, which was partially offset by lower move-in rental rates year-over-year across the United States and in the markets that we operate.

Other property related income consists of tenant insurance fees, sales of storage supplies, and other ancillary revenues. Other property related income increased from $103,850 during the three months ended March 31, 2024 to $107,870 during the three months ended March 31, 2025, an increase of 3.9%, or $4,020. The increase was primarily attributable to additional tenants subscribing to tenant insurance.

Income from our third-party management platform consists of management fees and customer insurance fees. Management fees and other income increased from $16,729 during the three months ended March 31, 2024 to $18,382 during the three months ended March 31, 2025. The increase was primarily attributable to an increase in revenues at the third-party managed property.

Operating Expenses

Total operating expenses decreased from $2,443,046 during the three months ended March 31, 2024 to $2,402,637 during the three months ended March 31, 2025, a decrease of 1.7%, or $40,409, which was attributable to a decrease in store-level operating expenses and general and administrative expenses. Store operating expenses decreased from $1,231,116 during the three months ended March 31, 2024 to $1,208,898 during the three months ended March 31, 2025, a decrease of 1.8%, or $22,218.

General and administrative expenses decreased from $802,730 during the three months ended March 31, 2024 to $786,893 during the three months ended March 31, 2025, a decrease of 2.0%, or $15,837. The decrease in general and administrative expenses during this period are primarily attributable to decreased professional fees.

Depreciation and amortization decreased from $406,925 during the three months ended March 31, 2024 to $406,846 during the three months ended March 31, 2025.

Business development which includes capital raising, store acquisition, and third-party management marketing expenses decreased from $2,275 during the three months ended March 31, 2024 to $0 during the three months ended March 31, 2025. These costs primarily consist of costs incurred in connection with business development, capital raising, and future potential store acquisitions, and third-party management marketing expenses. Business development costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

As a result of the operating effects noted above, operating income increased from $590,994 during the three months ended March 31, 2024 to $723,667 during the three months ended March 31, 2025, an increase of 22.4%, or $132,673.

Other income (expense)

Interest expense on debt increased from $204,843 during the three months ended March 31, 2024 to $223,769 during the three months ended March 31, 2025. This increase was primarily attributable to the decrease in cash settlements under the interest rate cap. The cash payments for the $20 million Term Loan Agreement remain the same every month until June 2036 and are $107,699 per month.

Dividend, interest, and other income was $54,877 during the three months ended March 31, 2024 and $68,599 during the three months ended March 31, 2025.

Unrealized loss on marketable equity securities was $174,878 during the three months ended March 31, 2024 and the unrealized loss on marketable equity securities was $13,345 during the three months ended March 31, 2025.

Net income

For the three months ended March 31, 2024, net income was $266,150, or $0.02 per fully diluted share. For the three months ended March 31, 2025, net income was $555,152, or $0.05 per fully diluted share.

Distributions and Closing Market Prices

Distributions for each of the three months ended March 31, 2025 and 2024 were $0.0725 per share. The Company’s closing market price as of March 31, 2025 and March 31, 2024 was $5.04 and $4.45, respectively. Past market price performance and distribution levels do not guarantee similar results in the future.

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

Self Storage Portfolio

The following discussion and analysis of our same-store self storage operations are presented on a comparative basis for the three months ended March 31, 2025.

GLOBAL SELF STORAGE STORES

		Year Store	Number	Net Leasable	March 31, 2025 Square Foot	March 31, 2024 Square Foot
Property(1)	Address	Opened / Acquired	of Units	Square Feet	Occupancy %	Occupancy %
OWNED STORES
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	809	114,000	92.2%	90.0%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	180	29,283	86.5%	86.3%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	92.5%	87.1%
SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	546	76,385	93.0%	93.8%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	767	94,953	89.1%	92.0%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	570	81,270	93.9%	94.8%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	258	24,462	96.0%	95.7%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	649	68,311	96.5%	96.1%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	694	78,875	89.9%	91.6%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	569	76,360	90.2%	87.2%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	249	43,460	92.5%	93.2%
SSG WEST HENRIETTA LLC	70 Erie Station Road, West Henrietta, NY 14586	2016 / 2019	481	55,550	93.9%	90.4%
TOTAL/AVERAGE SAME-STORES			6,424	829,499	92.1%	91.3%

MANAGED STORES
TPM EDMOND LLC	14000 N I 35 Service Rd, Edmond, OK 73013	2015 / 2019	619	137,318	93.5%	97.0%
TOTAL/AVERAGE MANAGED STORES			619	137,318	93.5%	97.0%

TOTAL/AVERAGE ALL OWNED/MANAGED STORES			7,043	966,817	92.3%	92.1%

(1)
Each store is directly owned or managed by the Company’s wholly owned subsidiary listed in the table.

Certain stores’ leasable square feet in the chart above includes outside auto/RV/boat storage space: approximately 12,800 square feet at SSG Sadsbury LLC; 6,300 square feet at SSG Fishers LLC; 16,000 square feet at SSG Bolingbrook LLC; 8,900 square feet at SSG Dolton LLC; 2,100 square feet at SSG Merrillville LLC; 3,800 square feet at SSG Summerville I LLC; 7,800 square feet at SSG Summerville II LLC and 7,600 square feet at SSG Clinton LLC. For SSG Lima LLC, included is approximately 3,800 square feet of non-storage commercial and student housing space. For SSG Millbrook LLC, included is approximately 1,300 square feet of wine storage and non-storage office space. For SSG Fishers LLC, included is approximately 300 square feet of storage locker space. Approximately 33% of our total available units are climate-controlled, 59% are traditional drive-up storage, and 8% are outdoor parking storage for boats, cars and recreational vehicles.

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions, or new ground-up developments. At March 31, 2025, we owned twelve same-store properties and zero non same-store properties. The Company believes that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, and NOI, stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions, or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy at March 31, 2025 increased by 0.8% to 92.1% from 91.3% at March 31, 2024.

Same-store revenues increased by 3.0% for the three months ended March 31, 2025 versus the same period in 2024. Same-store cost of operations decreased by 1.8% for the three months ended March 31, 2025 versus the same period in 2024. Same-store NOI increased by 6.3% for the three months ended March 31, 2025 versus the same period in 2024. The increase in same-store NOI during the three months ended March 31, 2025 was due primarily to an increase in revenues and decrease in cost of operations.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped maintain our overall average same-store occupancy of approximately 92% as of March 31, 2025. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty, resulting in strong referral and word-of-mouth market demand for our storage units and services. Another contributing factor to our results was our competitor move-in rate metrics analysis which employs internet data scraping and other methods to help keep our storage unit move-in rates “in the market,” and our revenue rate management program which helped increase existing tenant rates while optimizing store occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months Ended March 31,	2025	2024	Variance	% Change
Revenues	$3,107,922	$3,017,311	$90,611	3.0%
Cost of operations	$1,208,898	$1,231,116	$(22,218)	-1.8%
Net operating income	$1,899,024	$1,786,195	$112,829	6.3%
Depreciation and amortization	$360,570	$360,767	$(197)	-0.1%
Net leasable square footage at period end*	829,498	830,618	(1,120)	-0.1%
Net leased square footage at period end	764,198	758,743	5,455	0.7%
Overall square foot occupancy at period end	92.1%	91.3%	0.8%	0.9%
Total annualized revenue per leased square foot	$16.27	$15.91	$0.36	2.3%
Total available leasable storage units*	6,424	6,428	(4)	-0.1%
Number of leased storage units	5,780	5,755	25	0.4%

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

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended March 31,
	2025	2024
Net income	$555,152	$266,150
Adjustments:
Management fees and other income	(18,382)	(16,729)
General and administrative	786,893	802,730
Depreciation and amortization	406,846	406,925
Business development	—	2,275
Dividend and interest	(68,599)	(54,877)
Unrealized loss on marketable equity securities	13,345	174,878
Interest expense	223,769	204,843
Total same-store net operating income	$1,899,024	$1,786,195

	For the Three Months Ended March 31,
	2025	2024
Same-store revenues	$3,107,922	$3,017,311
Same-store cost of operations	1,208,898	1,231,116
Total same-store net operating income	$1,899,024	$1,786,195

Analysis of Same-Store Revenue

For the three months ended March 31, 2025, same-store revenue increased 3.0%, or $90,611, versus the same period in 2024. Same-store average overall square foot occupancy for all of the Company’s same-store properties increased to 92.1% at March 31, 2025, up from 91.3% at March 31, 2024.

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

As of March 31, 2025, we observed no material degradation in rent collections. However, we believe that our bad debt losses could increase from historical levels, due to (i) cumulative stress (such as inflation, recession fears, etc.) on our customers’ financial capacity and (ii) reduced rent recoveries from auctioned units.

We may experience a change in the move-out patterns of our long-term customers due to economic uncertainty. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates.

We currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases for the remainder of 2025, if any, to be similar to those in the prior year.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to optimize each store’s occupancies and maximize our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of March 31, 2025, our average tenant duration of stay was approximately 3.5 years, which was up from approximately 3.3 years as of March 31, 2024.

Analysis of Same-Store Cost of Operations

For the three months ended March 31, 2025, same-store cost of operations decreased 1.8%, or $22,218, versus the same period in 2024. This decrease in same-store cost of operations for the three months ended March 31, 2025 was due primarily to decreased expenses for employment costs and real estate property taxes.

Employment. On-site store manager, regional manager, and district manager payroll expense decreased 9.4%, or $35,893, for the three months ended March 31, 2025, versus the same period in 2024. The decrease was due primarily to routine employee departures which was partially offset by inflationary increases in compensation rates for existing employees. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores.

Real Estate Property Tax. Store property tax expense decreased 10.9%, or $45,424, for the three months ended March 31, 2025, versus the same period in 2024. When compared to store property tax expense for the three months ended March 31, 2025, we currently expect store property tax expense to be consistent during the rest of 2025. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail regarding property tax relief obtained for our Dolton, IL property in 2024.

Administrative. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. Administrative expenses increased 22.5%, or $49,869, in the three months ended March 31, 2025, versus the same period in 2024. We experienced an increase in administrative expenses for the three months ended March 31, 2025 due primarily to increased expenses for utilities, repairs and maintenance, and landscaping. We currently expect moderate increases in other direct store costs in 2025.

Repairs and Maintenance. Repairs and maintenance expense increased 45.2%, or $14,437, for the three months ended March 31, 2025, versus the same period in 2024. These expenses increased during the three months ended March 31, 2025 versus the same period in 2024 primarily due to one-off repairs and maintenance completed in the three months ended March 31, 2025.

Utilities. Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utilities expense increased 21.6%, or $18,800, for the three months ended March 31, 2025, versus the same period in 2024. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates partially offset by lower usage resulting in higher utility costs for the remainder of 2025.

Landscaping. Landscaping expenses, which include snow removal costs, increased 45.8%, or $13,975, for the three months ended March 31, 2025, versus the same period in 2024. The increase in landscaping expense during the three months ended March 31, 2025 versus the same period in 2024 was primarily due to one-off snow removal costs and inflationary increases during the three months ended March 31, 2025. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense for the remainder of 2025, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing. Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 1.6%, or $1,382, for the three months ended March 31, 2025, versus the same period in 2024. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a nominal rate for the remainder of 2025.

General. Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. General expenses increased 8.7%, or $10,001, for the three months ended March 31, 2025, versus the same period in 2024, primarily due to the addition of cloud-based accounting software that is expected to improve efficiency and increased expense for property insurance, which was partially offset by lower costs for recruitment and training. We currently expect moderate increases in direct store costs during the remainder of 2025.

Lien Administration. Lien administration expenses increased 11.6%, or $611, in the three months ended March 31, 2025, versus the same period in 2024.

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

Analysis of Global Self Storage FFO and AFFO

The following tables present reconciliation and computation of net income to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share (unaudited):

	For the Three Months Ended March 31,
	2025	2024
Net income	$555,152	$266,150
Eliminate items excluded from FFO:
Unrealized loss on marketable equity securities	13,345	174,878
Depreciation and amortization	406,846	406,925
FFO attributable to common stockholders	975,343	847,953
Adjustments:
Compensation expense related to stock-based awards	100,736	71,004
Business development	—	2,275
AFFO attributable to common stockholders	$1,076,079	$921,232

Earnings per share attributable to common stockholders - basic	$0.05	$0.02
Earnings per share attributable to common stockholders - diluted	$0.05	$0.02
FFO per share - diluted	$0.09	$0.08
AFFO per share - diluted	$0.10	$0.08

Weighted average shares outstanding - basic	11,140,788	11,073,439
Weighted average shares outstanding - diluted	11,204,854	11,110,963

FFO increased 15.0%, or $127,390, for the three months ended March 31, 2025, versus the same period in 2024. FFO per diluted share increased from $0.08 per share to $0.09 per share, for the three months ended March 31, 2025, versus the same period in 2024. AFFO increased 16.8%, or $154,847, for the three months ended March 31, 2025, versus the same period in 2024. AFFO per diluted share increased from $0.08 per share to $0.10 per share, for the three months ended March 31, 2025, versus the same period in 2024.

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

In 2021, the Company began reviewing plans to convert certain commercially-leased spaces to approximately 3,000 leasable square feet of all-climate-controlled units at the Lima, OH property. In July 2021, the Company completed such conversion, resulting in a new total of 756 units and 96,883 leasable square feet at the Lima, OH property. Upon completion, total area occupancy was approximately 94.8%. This conversion did not constitute a significant renovation or expansion because it only added approximately 3,000 leasable square feet of self storage to the property. As such, our Lima, OH property remained a same-store property.

In 2022, the Company began reviewing plans to convert certain commercially-leased spaces to approximately 2,500 leasable square feet of all-climate-controlled units at the Lima, OH property. In January 2023, the Company completed such conversion, resulting in a new total of 767 units and 94,928 leasable square feet at the Lima, OH property. Upon completion, total area occupancy was approximately 91.1%. This conversion did not constitute a significant renovation or expansion because it only added approximately 2,500 leasable square feet of self storage to the property. As such, our Lima, OH property remained a same-store property.

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains and losses on the Company’s investment in marketable equity securities for the three months ended March 31, 2025 and 2024 were a loss of $13,345 and $174,878, respectively. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we may liquidate our investment in marketable equity securities and potentially realize gains or losses. As of March 31, 2025, our cumulative unrealized gain on marketable equity securities was $1,840,155. There were no realized gains or losses for the three months ended March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required by this item.

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

Item 1A. Risk Factors.

The risk factors that affect our business and financial results are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the three months ended March 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibits – See Exhibit Index below.

Exhibit Index

Exhibit Item Number and Description	Incorporated by Reference to	Filed Herewith	Furnished Herewith

3.1.1 Articles Supplementary of Global Self Storage, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 20, 2017 and incorporated herein by reference).	X

3.1.2 Articles of Amendment and Restatement of Global Self Storage, Inc. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 20, 2017 and incorporated herein by reference).

X

3.2 Fifth Amended and Restated Bylaws of Global Self Storage, Inc. (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2024 and incorporated herein by reference).	X

10.1 At Market Offering Sales Agreement, dated April 4, 2025 by and between Global Self Storage, Inc. and A.G.P./Alliance Global Partners (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed on April 4, 2025 and incorporated herein by reference).

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

101. The following materials from Global Self Storage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, are formatted in Inline XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations and Comprehensive Income, (3) Consolidated Statement of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to Financial Statements.

X

104. The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2025 has been formatted in Inline XBRL (eXtensible Business Reporting Language) and is included in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: May 9, 2025	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: May 9, 2025	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)