Form 10-Q
period 2025-06-30
Global Self Storage, Inc.
filed 2025-08-08
CIK 1031235

su

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value per share, as of August 7, 2025 was 11,338,241.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Real estate assets, net	$53,217,941	$53,925,409
Cash and cash equivalents	7,511,571	7,180,857
Restricted cash	67,773	29,204
Investments in securities	2,572,195	2,608,987
Accounts receivable	118,904	142,408
Prepaid expenses and other assets	655,352	719,351
Line of credit issuance costs, net	156,776	195,970
Interest rate cap	1,467	18,717
Goodwill	694,121	694,121
Total assets	$64,996,100	$65,515,024
Liabilities and equity
Note payable, net	$16,074,555	$16,356,582
Accounts payable and accrued expenses	1,732,281	1,720,765
Total liabilities	17,806,836	18,077,347
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 11,338,241 shares and 11,292,772 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	113,382	112,927
Additional paid in capital	49,732,485	49,559,986
Accumulated deficit	(2,656,603)	(2,235,236)
Total stockholders' equity	47,189,264	47,437,677
Total liabilities and stockholders' equity	$64,996,100	$65,515,024

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rental income	$3,062,588	$2,983,039	$6,062,640	$5,896,500
Other property related income	113,008	108,489	220,878	212,339
Management fees and other income	18,782	17,510	37,164	34,239
Total revenues	3,194,378	3,109,038	6,320,682	6,143,078
Expenses
Property operations	1,179,041	1,171,169	2,387,940	2,402,285
General and administrative	778,695	892,822	1,565,587	1,695,550
Depreciation and amortization	407,717	409,136	814,563	816,064
Business development	—	—	—	2,275
Total expenses	2,365,453	2,473,127	4,768,090	4,916,174
Operating income	828,925	635,911	1,552,592	1,226,904
Other income (expense)
Dividend and interest income	73,130	87,450	141,729	142,327
Unrealized (loss) gain on marketable equity securities	(23,447)	79,530	(36,792)	(95,348)
Interest expense	(214,392)	(211,361)	(438,161)	(416,203)
Total other expense, net	(164,709)	(44,381)	(333,224)	(369,224)
Net income and comprehensive income	$664,216	$591,530	$1,219,368	$857,680
Earnings per share
Basic	$0.06	$0.05	$0.11	$0.08
Diluted	$0.06	$0.05	$0.11	$0.08
Weighted average shares outstanding
Basic	11,161,473	11,087,539	11,151,123	11,080,489
Diluted	11,250,678	11,134,894	11,212,867	11,121,296

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

					Total
	Common stock		Additional paid in	Accumulated	stockholders'
	Shares	Par value	capital	deficit	equity
Balances at December 31, 2024	11,292,772	$112,927	$49,559,986	$(2,235,236)	$47,437,677
Restricted stock grants issued	45,994	460	(460)	—	—
Restricted stock grants forfeiture	(375)	(3)	3	—	—
Stock-based compensation	—	—	100,736	—	100,736
Net income	—	—	—	555,152	555,152
Dividends	—	—	—	(818,726)	(818,726)
Balances at March 31, 2025	11,338,391	113,384	49,660,265	(2,498,810)	47,274,839
Restricted stock grants issued	350	3	(3)	—	—
Restricted stock grants forfeiture	(500)	(5)	5	—	—
Stock-based compensation	—	—	72,218	—	72,218
Net income	—	—	—	664,216	664,216
Dividends	—	—	—	(822,009)	(822,009)
Balances at June 30, 2025	11,338,241	$113,382	$49,732,485	$(2,656,603)	$47,189,264

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

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$1,219,368	$857,680
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	814,563	816,064
Unrealized loss on marketable equity securities	36,792	95,348
Unrealized loss on interest rate cap premium	17,250	49,225
Amortization of loan procurement costs	56,687	68,918
Stock-based compensation	172,954	143,929
Changes in operating assets and liabilities:
Accounts receivable	23,504	13,784
Prepaid expenses and other assets	63,999	(12,131)
Accounts payable and accrued expenses	6,355	11,664
Net cash provided by operating activities	2,411,472	2,044,481
Cash flows from investing activities
Improvements and equipment additions	(107,095)	(62,440)
Net cash used in investing activities	(107,095)	(62,440)
Cash flows from financing activities
Principal payments on note payable	(299,520)	(287,245)
Dividends paid	(1,635,574)	(1,621,499)
Net cash used in financing activities	(1,935,094)	(1,908,744)
Net increase in cash, cash equivalents, and restricted cash	369,283	73,297
Cash, cash equivalents, and restricted cash, beginning of period	7,210,061	7,028,546
Cash, cash equivalents, and restricted cash, end of period	$7,579,344	$7,101,843
Supplemental cash flow and noncash information
Cash paid for interest	$346,675	$358,950
Supplemental disclosure of noncash activities:
Dividends payable	$5,161	$3,910

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION

Global Self Storage, Inc. (the “Company,” “we,” “our,” “us”) is a self-administered and self-managed Maryland real estate investment trust (“REIT”) that owns, operates, manages, acquires, and redevelops self storage properties (“stores” or “properties”) in the United States. As of June 30, 2025, through its wholly owned subsidiaries, the Company owned and/or managed thirteen self-storage properties in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with accounting standards generally accepted in the United States of America ("GAAP") for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our unaudited consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$7,511,571	$7,180,857
Restricted cash	67,773	29,204
Total cash, cash equivalents, and restricted cash as shown in our unaudited consolidated statements of cash flows	$7,579,344	$7,210,061

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

The Company evaluates goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value may be less that carrying amounts. If it is determined that the carrying amount of goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value, an impairment charge is recorded. There were no indicators of impairment to goodwill and real estate assets as of June 30, 2025, and no impairment charges were recorded for any periods presented herein.

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

Operating Segments

The Company has a single operating segment: rental operations which reflects the aggregated rental operations from our same-store portfolio consisting of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. As of June 30, 2025, we owned twelve same-store properties and zero non same-store properties. The Chief Executive Officer acts as the Company’s chief operating decision maker (CODM). The CODM uses net operating income ("NOI") to assess the performance of the business. NOI represents the Company's same-store property revenue less direct property operating expenses. To make resource allocation decisions for the Company’s single segment, the information used is consistent with that presented within the financial statements. Segment assets are reflected on the accompanying balance sheets and significant segment expenses are listed on the accompanying statements of operations.

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

3. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows

	June 30, 2025	December 31, 2024
Land	$6,122,065	$6,122,065
Buildings, improvements, and equipment	61,100,928	60,993,833
Self storage properties	67,222,993	67,115,898
Less: Accumulated depreciation	(14,005,052)	(13,190,489)
Real estate assets, net	$53,217,941	$53,925,409

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consisted of the following:

		Gross Unrealized
June 30, 2025	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,816,708	$—	$2,572,195
Total investment in marketable equity securities	$755,487	$1,816,708	$—	$2,572,195

		Gross Unrealized
December 31, 2024	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,853,500	$—	$2,608,987
Total investment in marketable equity securities	$755,487	$1,853,500	$—	$2,608,987

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2025 and December 31, 2024:

June 30, 2025	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,572,195	$—	$—	$2,572,195
Interest rate cap derivative	—	1,467	—	1,467
Total assets at fair value	$2,572,195	$1,467	$—	$2,573,662

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,608,987	$—	$—	$2,608,987
Interest rate cap derivative	—	18,717	—	18,717
Total assets at fair value	$2,608,987	$18,717	$—	$2,627,704

There were no assets transferred from level 1 to level 2 as of June 30, 2025. The Company did not have any level 3 assets or liabilities as of June 30, 2025.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximated their respective carrying values as of June 30, 2025. The estimated fair value of the Company’s outstanding debt was approximately $14,026,282 as of June 30, 2025. This estimate was based on market interest rates for comparable obligations, general market conditions, and maturity.

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

The following table summarizes the terms of the Company’s derivative financial instrument:

	Notional Amount			Effective	Maturity
Product	June 30, 2025	December 31, 2024	Strike	Date	Date
Cap Agreement	$7,500,000	$7,500,000	5.25%	7/10/2024	7/6/2027

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

The Term Loan Documents require the Term Loan Secured Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Lender may accelerate amounts outstanding under the Term Loan Documents upon the occurrence of an event of default (as defined in the Term Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. As of June 30, 2025, the Company was in compliance with these covenants.

The Company incurred loan procurement costs of $646,246 and such costs have been recorded as a reduction of the note payable on the consolidated balance sheets and are amortized as an adjustment to interest expense over the term of the loan. The Company recorded amortization expense of $8,707 and $9,020 for the three months ended June 30, 2025 and 2024, respectively, and $17,493 and $18,117 for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025 and December 31, 2024, the carrying value of the Company’s note payable is summarized as follows:

Note Payable	June 30, 2025	December 31, 2024
Principal balance outstanding	$16,364,604	$16,664,125
Less: Loan procurement costs, net	(290,049)	(307,543)
Total note payable, net	$16,074,555	$16,356,582

As of June 30, 2025, the note payable was secured by certain of the Company’s self storage properties with an aggregate net book value of approximately $22.9 million. The following table represents the future principal payment requirements on the note payable as of June 30, 2025:

2025 (6 months)	$306,921
2026	633,449
2027	660,519
2028	688,746
2029	718,180
2030 and thereafter	13,356,789
Total principal payments	$16,364,604

Revolving Line of Credit

On July 6, 2024, certain wholly owned subsidiaries (“Second Amended Credit Facility Secured Subsidiaries”) of the Company entered into a second amendment to the Credit Facility Loan Agreement (collectively, the “Second Amended Credit Facility Loan Agreement”) between the Second Amended Credit Facility Secured Subsidiaries and The Huntington National Bank ("Huntington"), successor by merger to TCF National Bank (“Second Amended Credit Facility Lender”). Under the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Secured Subsidiaries may borrow from the Second Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million in years two and three, respectively, pursuant to a promissory note (the “Second Amended Credit Facility Promissory Note”). The Second Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the SOFR or 0.25% and is due to mature on July 6, 2027, with an option to extend the maturity to July 6, 2028. As of June 30, 2025, the effective interest rate was approximately 7.3%. An annual unused facility fee is charged based on the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during the trailing twelve month period ending each June 30. The fee will be calculated at 0.25% per annum if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was greater than fifty percent, and will be calculated at 0.15% if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was less than or equal to fifty percent. The obligations under the Second Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Second Amended Credit Facility Secured Subsidiaries. The Company entered into a second amended and restated guaranty of payment as of July 6, 2024 (“Second Amended Credit Facility Guaranty,” and together with the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Promissory Note and related instruments, the “Second Amended Credit Facility Loan Documents”) to guarantee the payment to the Second Amended Credit Facility Lender of certain obligations of the Second Amended Credit Facility Secured Subsidiaries under the Second Amended Credit Facility Loan Agreement. The Company and the Second Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Second Amended Credit Facility Loan Documents.

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

The Company incurred issuance costs of $235,164 and $231,926 for the July 6, 2024 Second Amended Credit Facility Loan Agreement and the prior Amended Credit Facility Loan Agreement in July 6, 2021, respectively, and such costs are amortized as an adjustment to interest expense using the straight-line method, which approximates the effective interest method, over the term of the loan. The Company recorded amortization expense of $19,597 and $24,500 for the three months ended June 30, 2025 and 2024, respectively, and $39,194 and $50,801 for the six months ended June 30, 2025 and 2024, respectively. There was no outstanding loan balance under the Revolving Line of Credit as of June 30, 2025 or December 31, 2024.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s secured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. The Company had right-of-use assets and lease liabilities related to its operating leases of $6,680 and $6,680, respectively, as of June 30, 2025 and $16,545 and $16,545, respectively, as of December 31, 2024. Such amounts are amortized using a straight-line method over the term of the lease, and are included in prepaid expenses and other assets and accounts payable and accrued expenses on the Company’s consolidated balance sheets, respectively. Amortization expense was $4,956 and $4,773 for the three months ended June 30, 2025 and 2024, respectively, and $9,865 and $9,500 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were approximately 0.3 years and 3.77%, respectively.

The remaining future minimum lease payments under the automobile lease are $6,733 for the year ending December 31, 2025.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$664,216	$591,530	$1,219,368	$857,680
Earnings and dividends allocated to participating securities	(11,875)	(12,302)	(22,215)	(18,036)
Net income attributable to common stockholders	$652,341	$579,228	$1,197,153	$839,644
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	11,161,473	11,087,539	11,151,123	11,080,489
Net effect of dilutive unvested restricted stock awards included for treasury stock method	89,205	47,355	61,744	40,807
Average number of common shares outstanding - diluted	11,250,678	11,134,894	11,212,867	11,121,296
Earnings per common share
Basic	$0.06	$0.05	$0.11	$0.08
Diluted	$0.06	$0.05	$0.11	$0.08

Common stock dividends totaled $822,009 ($0.0725 per share) and $816,841 ($0.0725 per share) for the three months ended June 30, 2025 and 2024, respectively, and $1,640,735 ($0.1450 per share) and $1,625,409 ($0.1450 per share) for the six months ended June 30, 2025 and 2024, respectively.

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and/or directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation, and/or their affiliates (collectively with the Company, the “Affiliates”). As of June 30, 2025, certain of the Affiliates and the Company’s directors and employees may be deemed to own, in the aggregate, approximately 10.5% of the outstanding common stock.

Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the Code and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. The aggregate compensation and benefits accrued and funded by the Company to MMC were $769,327 and $751,841 for the three months ended June 30, 2025 and 2024, respectively, and $1,543,005 and $1,550,902 for the six months ended June 30, 2025 and 2024, respectively. Expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The aggregate administrative and support function expenses accrued and paid by the Company to Winco was $6,931 and $8,000 for the three months ended June 30, 2025 and 2024, respectively and $10,706 and $15,064 for the six months ended June 30, 2025 and 2024, respectively. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the Code. The Company's allocated matching expense was $28,872 and $28,245 for the three months ended June 30, 2025 and 2024, respectively, and $57,621 and $57,297 for the six months ended June 30, 2025 and 2024, respectively. The Company had reimbursements payable to MMC and Winco for compensation, benefits, and administrative and support function expenses of $18,804 and $34,973 as of June 30, 2025 and December 31, 2024, respectively.

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

The Company leases office and storage spaces to certain Affiliates under rental agreements. The terms of occupancy are month to month and automatically renew unless terminated by either party on thirty days’ written notice. The Company earned rental income of $1,200 and $1,200 for the three months ended June 30, 2025 and 2024, respectively, and $2,400 and $2,400 for the six months ended June 30, 2025 and 2024, respectively.

11. CAPITAL STOCK

As of June 30, 2025, the Company was authorized to issue 450,000,000 shares of common stock, $0.01 par value per share of which 11,338,241 were issued and outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value per share, of which none has been issued.

Pursuant to an At Market Offering Sales Agreement (the "Sales Agreement") entered into with an agent, the Company may sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000, through the agent. There were no shares of common stock sold under the Sales Agreement during any of the periods presented herein.

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

The Company recorded $72,218 and $72,925 for the three months ended June 30, 2025 and 2024, respectively, and $172,954 and $143,929 for the six months ended June 30, 2025 and 2024, respectively, of expense related to restricted stock awards in general and administrative expense in its consolidated statements of operations. As of June 30, 2025 there was $350,209 and $339,116 of unrecognized compensation expense related to unvested time-based and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted-average period of 2.9 years and 2.8 years for time-based and performance-based awards, respectively. The fair value of common stock awards is determined based on the closing trading price of the common stock on the grant date. Forfeitures are accounted for as they occur, compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition is reversed in the period of the forfeiture.

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

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2024	78,670	$4.41
Granted	22,618	$5.08
Vested	(22,686)	$4.67
Forfeited	(875)	$4.75
Unvested at June 30, 2025	77,727	$4.53

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

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2024	62,410	$4.65
Granted	23,726	$5.08
Vested	(13,016)	$4.78
Unvested at June 30, 2025	73,120	$4.77

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

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT that owns, operates, manages, acquires, and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible, and secure storage space for residential and commercial customers. As of June 30, 2025, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

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

Our store operations generated most of our net income for all periods presented herein. Accordingly, a significant portion of management’s time is devoted to seeking to maximize cash flows from our existing stores, as well as seeking investments in additional stores. The Company expects to continue to earn a majority of its gross income from its store operations as our current store operations continue to develop and as we make additional store acquisitions. Over time, the Company expects to divest its remaining portfolio of investment securities and use the proceeds to acquire and operate additional stores. The Company expects its income from investment securities to continue to decrease as it continues to divest its holdings of investment securities.

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

On December 20, 2018, certain of our wholly owned subsidiaries (“Credit Facility Secured Subsidiaries”) entered into a revolving credit loan agreement (collectively, the “Credit Facility Loan Agreement”) between the Credit Facility Secured Subsidiaries and TCF National Bank (“Credit Facility Lender”). Under the Credit Facility Loan Agreement, the Credit Facility Secured Subsidiaries may borrow from the Credit Facility Lender in the principal amount of up to $10 million pursuant to a promissory note (the “Credit Facility Promissory Note”). The Credit Facility Promissory Note bears an interest rate equal to 3.00% over the One Month U.S. Dollar London Inter-Bank Offered Rate and was due to mature on December 20, 2021. The obligations under the Credit Facility Loan Agreement are secured by certain real estate assets owned by the Credit Facility Secured Subsidiaries. We entered into a guaranty of payment on December 20, 2018 (the “Credit Facility Guaranty,” and together with the Credit Facility Loan Agreement, the Credit Facility Promissory Note and related instruments, the “Credit Facility Loan Documents”) to guarantee the payment to the Credit Facility Lender of certain obligations of the Credit Facility Secured Subsidiaries under the Credit Facility Loan Agreement. As described in more detail below, the Credit Facility Loan Agreement has been replaced in its entirety by the Amended Credit Facility Loan Agreement on July 6, 2021, which was further amended on July 6, 2024.

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

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Prior Sales Agreement”) with B. Riley Securities, Inc. (the “Prior Sales Agent”) pursuant to which the Company may sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000, through the Prior Sales Agent. During the twelve months ended December 31, 2022, under the Prior Sales Agreement, the Company sold and issued an aggregate of 373,833 shares of common stock and raised aggregate gross proceeds of approximately $2,272,628, less sales commissions of approximately $45,491 and other offering costs resulting in net proceeds of $2,008,436. There were no shares of common stock sold during the three and six months ended June 30, 2025 and June 30, 2024 under the Prior Sales Agreement. Effective April 4, 2025, the Company delivered written notice to the Prior Sales Agent terminating the Prior Sales Agreement and entered into a new at market offering sales agreement with another sales agent.

On July 6, 2024, certain wholly owned subsidiaries (“Second Amended Credit Facility Secured Subsidiaries”) of the Company entered into a second amendment to the Credit Facility Loan Agreement (collectively, the “Second Amended Credit Facility Loan Agreement”) between the Second Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Second Amended Credit Facility Lender”). Under the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Secured Subsidiaries may borrow from the Second Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million in years 2 and 3, respectively, pursuant to a promissory note (the “Second Amended Credit Facility Promissory Note”). The Second Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month SOFR or 0.25% and is due to mature on July 6, 2027, with an option to extend the maturity to July 6, 2028. As of June 30, 2025, the effective interest rate was approximately 7.3%. An annual unused facility fee is charged based on the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during the trailing twelve month period ending each June 30. The fee will be calculated at 0.25% per annum if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was greater than fifty percent, and will be calculated at 0.15% if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was less than or equal to fifty percent. The obligations under the Second Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Second Amended Credit Facility Secured Subsidiaries. The Company entered into a second amended and restated guaranty of payment as of July 6, 2024 (“Second Amended Credit Facility Guaranty,” and together with the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Promissory Note and related instruments, the “Second Amended Credit Facility Loan Documents”) to guarantee the payment to the Second Amended Credit Facility Lender of certain obligations of the Second Amended Credit Facility Secured Subsidiaries under the Second Amended Credit Facility Loan Agreement. The Company and the Second Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Second Amended Credit Facility Loan Documents. The Company also maintains a bank account at the Second Amended Credit Facility Lender. As of June 30, 2025, we have no withdrawn proceeds under the Second Amended Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Second Amended Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

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

We continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not complete any acquisitions in the three and six months ended June 30, 2025. In addition, we may pursue third-party management opportunities of properties owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities. As of June 30, 2025, under our third-party management platform, Global MaxManagementSM, we managed one third-party owned property, which was previously rebranded as “Global Self Storage,” had 137,318-leasable square feet and was comprised of 619 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

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

The Company currently has capital resources totaling approximately $25.2 million, comprised of $7.6 million of cash, cash equivalents, and restricted cash and $2.6 million of marketable securities as of June 30, 2025, and $15 million available for withdrawal under the Second Amended Credit Facility Loan Agreement. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores. These capital resources allow us to continue to execute our strategic business plan, which includes funding acquisitions, either directly or through joint ventures; expansion projects at our existing properties; and broadening our revenue base and pipeline of potential acquisitions through developing Global MaxManagementSM, our third-party management platform. Our board of directors regularly reviews our strategic business plan, including topics and metrices like capital formation, debt versus equity ratios, dividend policy, use of capital and debt, funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) performance, and optimal cash levels. See the section titled "Non-GAAP Financial Measures" for the definition and use of FFO and AFFO.

We expect that the results of our operations will be affected by a number of factors. Many of the factors that will affect our operating results are beyond our control. The Company and its properties could be materially and adversely affected by the risks, or the public perception of the risks, related to, among other things, public health crises, natural disasters and geopolitical events, including the ongoing conflict between Russia, Belarus and Ukraine, the ongoing conflict between Israel and Hamas, financial and credit market volatility and disruptions, inflationary pressures, rising interest rate fluctuations, supply chain issues, tariff and international trade, labor shortages and recessionary concerns.

Results of Operations for the Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024

Revenues

Total revenues increased from $3,109,038 during the three months ended June 30, 2024 to $3,194,378 during the three months ended June 30, 2025, an increase of 2.7%, or $85,340. Rental income increased from $2,983,039 during the three months ended June 30, 2024 to $3,062,588 during the three months ended June 30, 2025, an increase of 2.7%, or $79,549. The increase was primarily attributable to increases in occupancy and existing tenant rates under our proprietary revenue rate management program.

Other property related income consists of tenant insurance fees, sales of storage supplies, and other ancillary revenues. Other property related income increased from $108,489 during the three months ended June 30, 2024 to $113,008 during the three months ended June 30, 2025, an increase of 4.2%, or $4,519. The increase was primarily attributable to additional tenants subscribing to tenant insurance.

Income from our third-party management platform consists of management fees and customer insurance fees. Management fees and other income increased from $17,510 during the three months ended June 30, 2024 to $18,782 during the three months ended June 30, 2025. The increase was primarily attributable to an increase in revenues at the third-party managed property.

Operating Expenses

Total operating expenses decreased from $2,473,127 during the three months ended June 30, 2024 to $2,365,453 during the three months ended June 30, 2025, a decrease of 4.4%, or $107,674, which was attributable primarily to a decrease in general and administrative expenses. Store operating expenses increased from $1,171,169 during the three months ended June 30, 2024 to $1,179,041 during the three months ended June 30, 2025, an increase of 0.7%, or $7,872.

General and administrative expenses decreased from $892,822 during the three months ended June 30, 2024 to $778,695 during the three months ended June 30, 2025, a decrease of 12.8%, or $114,127. The decrease in general and administrative expenses during this period are primarily attributable to decreased professional fees.

Depreciation and amortization decreased from $409,136 during the three months ended June 30, 2024 to $407,717 during the three months ended June 30, 2025.

Business development which includes capital raising, store acquisition, and third-party management marketing expenses were $0 during the three months ended June 30, 2024 and 2025, respectively. These costs primarily consist of costs incurred in connection with business development, capital raising, and future potential store acquisitions, and third-party management marketing expenses. Business development costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

As a result of the operating effects noted above, operating income increased from $635,911 during the three months ended June 30, 2024 to $828,925 during the three months ended June 30, 2025, an increase of 30.4%, or $193,014.

Other income (expense)

Interest expense on debt increased from $211,361 during the three months ended June 30, 2024 to $214,392 during the three months ended June 30, 2025. This increase was primarily attributable to the unused fee on the revolving credit facility partially offset by lower amortization of issuance costs. The cash payments for the $20 million Term Loan Agreement remain the same every month until June 2036 and are $107,699 per month.

Dividend, interest, and other income was $87,450 during the three months ended June 30, 2024 and $73,130 during the three months ended June 30, 2025.

Unrealized gains on marketable equity securities was $79,530 during the three months ended June 30, 2024 and the unrealized losses on marketable equity securities was $23,447 during the three months ended June 30, 2025.

Net income

For the three months ended June 30, 2024, net income was $591,530, or $0.05 per fully diluted share, and for the three months ended June 30, 2025, net income was $664,216, or $0.06 per fully diluted share.

Distributions and Closing Market Prices

Distributions for each of the three months ended June 30, 2025 and 2024 were $0.0725 per share. The Company’s closing market price as of June 30, 2025 and June 30, 2024 was $5.34 and $4.86, respectively. Past market price performance and distribution levels do not guarantee similar results in the future.

Results of Operations for the Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024

Revenues

Total revenues increased from $6,143,078 during the six months ended June 30, 2024 to $6,320,682 during the six months ended June 30, 2025 an increase of 2.9%, or $177,604. Rental income increased from $5,896,500 during the six months ended June 30, 2024 to $6,062,640 during the six months ended June 30, 2025, an increase of 2.8%, or $166,140. The increase was primarily attributable to increases in occupancy and existing tenant rates under our proprietary revenue rate management program.

Other property related income consists of tenant insurance fees, sales of storage supplies, and other ancillary revenues. Other property related income increased from $212,339 during the six months ended June 30, 2024 to $220,878 during the six months ended June 30, 2025, an increase of 4.0%, or $8,539. The increase was primarily attributable to additional tenants subscribing to tenant insurance.

Income from our third-party management platform consists of management fees and customer insurance fees. Management fees and other income increased from $34,239 during the six months ended June 30, 2024 to $37,164 during the six months ended June 30, 2025. The increase was primarily attributable to an increase in revenues at the third-party managed property.

Operating Expenses

Total operating expenses decreased from $4,916,174 during the six months ended June 30, 2024 to $4,768,090 during the six months ended June 30, 2025, a decrease of 3.0%, or $148,084, which was attributable to a decrease in store-level operating expenses and general and administrative expenses. Store operating expenses decreased from $2,402,285 during the six months ended June 30, 2024 to $2,387,940 during the six months ended June 30, 2025, an decrease of 0.6%, or $14,345.

General and administrative expenses decreased from $1,695,550 during the six months ended June 30, 2024 to $1,565,587 during the six months ended June 30, 2025, a decrease of 7.7%, or $129,963. The decrease in general and administrative expenses during this period are primarily attributable to decreased professional fees.

Depreciation and amortization decreased from $816,064 during the six months ended June 30, 2024 to $814,563 during the six months ended June 30, 2025.

Business development which includes capital raising, store acquisition, and third-party management marketing expenses decreased from $2,275 during the six months ended June 30, 2024 to $0 during the six months ended June 30, 2025. These costs primarily consist of costs incurred in connection with business development, capital raising, and future potential store acquisitions, and third-party management marketing expenses. Business development costs are typically non-recurring and fluctuate based on periodic business development and acquisition activity.

Operating Income

As a result of the operating effects noted above, operating income increased from $1,226,904 during the six months ended June 30, 2024 to $1,552,592 during the six months ended June 30, 2025, an increase of 26.5%, or $325,688.

Other income (expense)

Interest expense on debt increased from $416,203 during the six months ended June 30, 2024 to $438,161 during the six months ended June 30, 2025. This increase was primarily attributable to the unused fee on the revolving credit facility. The cash payments for the $20 million Term Loan Agreement remain the same every month until June 2036 and are $107,699 per month.

Dividend, interest, and other income was $142,327 during the six months ended June 30, 2024 and $141,729 during the six months ended June 30, 2025.

Unrealized losses on marketable equity securities was $95,348 during the six months ended June 30, 2024 and the unrealized losses on marketable equity securities was $36,792 during the six months ended June 30, 2025.

Net income

For the six months ended June 30, 2024, net income was $857,680, or $0.08 per fully diluted share, and for the six months ended June 30, 2025, net income was $1,219,368, or $0.11 per fully diluted share.

Distributions and Closing Market Prices

Distributions for each of the six months ended June 30, 2025 and 2024 were $0.1450 per share. The Company’s closing market price as of June 30, 2025 and June 30, 2024 was $5.34 and $4.86, respectively. Past market price performance and distribution levels do not guarantee similar results in the future.

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

Self Storage Portfolio

The following discussion and analysis of our same-store self storage operations are presented on a comparative basis for the six months ended June 30, 2025.

GLOBAL SELF STORAGE STORES

		Year Store	Number	Net Leasable	June 30, 2025 Square Foot	June 30, 2024 Square Foot
Property(1)	Address	Opened / Acquired	of Units	Square Feet	Occupancy %	Occupancy %
OWNED STORES
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	808	114,000	94.7%	91.4%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	180	29,283	95.2%	95.0%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	93.6%	90.9%
SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	546	76,385	95.8%	93.4%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	767	94,953	90.5%	92.2%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	570	81,270	97.5%	92.7%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	258	24,462	97.5%	96.3%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	648	68,311	95.3%	97.4%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	695	78,875	94.1%	94.5%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	571	76,360	94.0%	89.7%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	248	43,209	93.6%	93.8%
SSG WEST HENRIETTA LLC	70 Erie Station Road, West Henrietta, NY 14586	2016 / 2019	483	55,550	98.6%	94.4%
TOTAL/AVERAGE SAME-STORES			6,426	829,248	94.7%	93.0%

MANAGED STORES
TPM EDMOND LLC	14000 N I 35 Service Rd, Edmond, OK 73013	2015 / 2019	619	137,318	95.3%	96.8%
TOTAL/AVERAGE MANAGED STORES			619	137,318	95.3%	96.8%

TOTAL/AVERAGE ALL OWNED/MANAGED STORES			7,045	966,566	94.8%	93.5%

(1)
Each store is directly owned or managed by the Company’s wholly owned subsidiary listed in the table.

Certain stores’ leasable square feet in the chart above includes outside auto/RV/boat storage space: approximately 12,800 square feet at SSG Sadsbury LLC; 6,300 square feet at SSG Fishers LLC; 16,000 square feet at SSG Bolingbrook LLC; 8,900 square feet at SSG Dolton LLC; 2,100 square feet at SSG Merrillville LLC; 3,800 square feet at SSG Summerville I LLC; 7,500 square feet at SSG Summerville II LLC and 7,600 square feet at SSG Clinton LLC. For SSG Lima LLC, included is approximately 3,800 square feet of non-storage commercial and student housing space. For SSG Millbrook LLC, included is approximately 1,300 square feet of wine storage and non-storage office space. For SSG Fishers LLC, included is approximately 300 square feet of storage locker space. Approximately 33% of our total available units are climate-controlled, 59% are traditional drive-up storage, and 8% are outdoor parking storage for boats, cars and recreational vehicles.

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions, or new ground-up developments. At June 30, 2025, we owned twelve same-store properties and zero non same-store properties. The Company believes that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, and NOI, stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions, or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy at June 30, 2025 increased by 1.7% to 94.7% from 93.0% at June 30, 2024.

Same-store revenues increased by 2.7% and 2.9% for the three and six months ended June 30, 2025 versus the same periods in 2024. Same-store cost of operations increased by 0.7% for the three months ended June 30, 2025 versus the same period in 2024 and decreased 0.6% for the six months ended June 30, 2025 versus the same period in 2024. Same-store NOI increased by 4.0% and 5.1% for the three and six months ended June 30, 2025 versus the same periods in 2024. The increase in same-store NOI during the three and six months ended June 30, 2025 was due primarily to an increase in revenues.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped maintain our overall average same-store occupancy of approximately 95% as of June 30, 2025. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty, resulting in strong referral and word-of-mouth market demand for our storage units and services. Another contributing factor to our results was our competitor move-in rate metrics analysis which employs internet data scraping and other methods to help keep our storage unit move-in rates “in the market,” and our revenue rate management program which helped increase existing tenant rates while optimizing store occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months Ended June 30,	2025	2024	Variance	% Change
Revenues	$3,175,596	$3,091,528	$84,068	2.7%
Cost of operations	$1,179,041	$1,171,169	$7,872	0.7%
Net operating income	$1,996,555	$1,920,359	$76,196	4.0%
Depreciation and amortization	$361,442	$363,035	$(1,593)	-0.4%
Net leasable square footage at period end*	829,248	830,743	(1,495)	-0.2%
Net leased square footage at period end	785,428	772,528	12,900	1.7%
Overall square foot occupancy at period end	94.7%	93.0%	1.7%	1.8%
Total annualized revenue per leased square foot	$16.17	$16.01	$0.16	1.0%
Total available leasable storage units*	6,426	6,427	(1)	0.0%
Number of leased storage units	5,950	5,895	55	0.9%

SAME - STORE PROPERTIES

Six Months Ended June 30,	2025	2024	Variance	% Change
Revenues	$6,283,518	$6,108,839	$174,679	2.9%
Cost of operations	$2,387,940	$2,402,285	$(14,345)	-0.6%
Net operating income	$3,895,578	$3,706,554	$189,024	5.1%
Depreciation and amortization	$722,012	$723,802	$(1,790)	-0.2%
Net leasable square footage at period end*	829,248	830,743	(1,495)	-0.2%
Net leased square footage at period end	785,428	772,528	12,900	1.7%
Overall square foot occupancy at period end	94.7%	93.0%	1.7%	1.8%
Total annualized revenue per leased square foot	$16.00	$15.82	$0.18	1.1%
Total available leasable storage units*	6,426	6,427	(1)	0.0%
Number of leased storage units	5,950	5,895	55	0.9%

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

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$664,216	$591,530	$1,219,368	$857,680
Adjustments:
Management fees and other income	(18,782)	(17,510)	(37,164)	(34,239)
General and administrative	778,695	892,822	1,565,587	1,695,550
Depreciation and amortization	407,717	409,136	814,563	816,064
Business development	—	—	—	2,275
Dividend and interest	(73,130)	(87,450)	(141,729)	(142,327)
Unrealized loss (gain) on marketable equity securities	23,447	(79,530)	36,792	95,348
Interest expense	214,392	211,361	438,161	416,203
Total same-store net operating income	$1,996,555	$1,920,359	$3,895,578	$3,706,554

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Same-store revenues	$3,175,596	$3,091,528	$6,283,518	$6,108,839
Same-store cost of operations	1,179,041	1,171,169	2,387,940	2,402,285
Total same-store net operating income	$1,996,555	$1,920,359	$3,895,578	$3,706,554

Analysis of Same-Store Revenue

For the three and six months ended June 30, 2025, same-store revenue increased 2.7%, or $84,068, and 2.9%, or $174,679 versus the same periods in 2024. Same-store average overall square foot occupancy for all of the Company’s same-store properties increased to 94.7% at June 30, 2025, up from 93.0% at June 30, 2024.

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

As of June 30, 2025, we observed no material degradation in rent collections. However, we believe that our bad debt losses could increase from historical levels, due to (i) cumulative stress (such as inflation, recession fears, etc.) on our customers’ financial capacity and (ii) reduced rent recoveries from auctioned units.

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

Importantly, we continue to refine our ongoing revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to optimize each store’s occupancies and maximize our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of June 30, 2025, our average tenant duration of stay was approximately 3.4 years, which was up from approximately 3.3 years as of June 30, 2024.

Analysis of Same-Store Cost of Operations

For the three months ended June 30, 2025 same-store cost of operations increased 0.7%, or $7,872, versus the same periods in 2024. This increase in same-store cost of operations for the three months ended June 30, 2025 was due primarily to increased expenses for utilities, lien administration, employment costs and the addition of cloud-based accounting software that is expected to improve efficiency. For the six months ended June 30, 2025 same-store cost of operations decreased 0.6%, or $14,345, versus the same period in 2024. This decrease in same-store cost of operations for the six months ended June 30, 2025 was due primarily to decreased expenses for employment costs and real estate property taxes.

Employment. On-site store manager, regional manager, and district manager payroll expense increased 1.7%, or $5,841, for the three months ended June 30, 2025 versus the same periods in 2024. The increase was due primarily to routine increases in compensation rates for existing employees. For the six months ended June 30, 2025 those payroll expenses decreased 4.1%, or $30,052 versus the same period in 2024. The decrease was due primarily to timing in employee departures and the hiring of those open positions. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores.

Real Estate Property Tax. Store property tax expense decreased 12.3%, or $50,772, and 11.6%, or $96,196, for the three and six months ended June 30, 2025, versus the same periods in 2024. We currently expect store property tax expense to be consistent during the rest of 2025. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail regarding property tax relief obtained for our Dolton, IL property in 2024.

Administrative. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. Administrative expenses increased 9.0%, or $19,352, and 15.9%, or $69,221, in the three and six months ended June 30, 2025, versus the same periods in 2024. We experienced an increase in administrative expenses for the due primarily to increased expenses for utilities, repairs and maintenance, and landscaping. We currently expect moderate increases in other direct store costs in 2025.

Repairs and Maintenance. Repairs and maintenance expense increased 8.7%, or $5,022, and 21.7%, or $19,459 for the three and six months ended June 30, 2025, versus the same periods in 2024. These expenses increased during the three months ended June 30, 2025 versus the same periods in 2024 primarily due to one-off repairs and maintenance.

Utilities. Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores which has already resulted in lower electricity usage. Utilities expense increased 29.2%, or $14,508, and 24.4%, or $33,308, for the three and six months ended June 30,

2025, versus the same periods in 2024. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates partially offset by lower usage resulting in higher utility costs for the remainder of 2025.

Landscaping. Landscaping expenses, which include snow removal costs, decreased 15.2%, or $4,525, for the three months ended June 30, 2025, versus the same period in 2024 and increased 15.7%, or $9,450, for the six months ended June 30, 2025, versus the same period in 2024. The decrease in landscaping expense during the three months ended June 30, 2025 versus the same period in 2024 was primarily due to lower maintenance activity and the increase in landscaping expense during the six months ended June 30, 2025 versus the same period in 2024 was primarily due to one-off snow removal costs and inflationary increases during the six months ended June 30, 2025. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense for the remainder of 2025, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing. Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense decreased 2.0%, or $1,639, and 0.2%, or $260, for the three and six months ended June 30, 2025, versus the same periods in 2024. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a nominal rate for the remainder of 2025.

General. Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. General expenses increased 18.6%, or $19,967, and 13.5%, or $29,968,, for the three and six months ended June 30, 2025, versus the same periods in 2024, primarily due to the addition of cloud-based accounting software that is expected to improve efficiency and increased expense for property insurance. We currently expect moderate increases in direct store costs during the remainder of 2025.

Lien Administration. Lien administration expenses increased $11,844 and $12,455, in the three and six months ended June 30, 2025, versus the same periods in 2024. The increase was attributable to one-off legal matters.

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

Analysis of Global Self Storage FFO and AFFO

The following tables present reconciliation and computation of net income to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share (unaudited):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$664,216	$591,530	$1,219,368	$857,680
Eliminate items excluded from FFO:
Unrealized loss (gain) on marketable equity securities	23,447	(79,530)	36,792	95,348
Depreciation and amortization	407,717	409,136	814,563	816,064
FFO attributable to common stockholders	1,095,380	921,136	2,070,723	1,769,092
Adjustments:
Compensation expense related to stock-based awards	72,218	72,925	172,954	143,929
Business development	—	—	—	2,275
AFFO attributable to common stockholders	$1,167,598	$994,061	$2,243,677	$1,915,296

Earnings per share attributable to common stockholders - basic	$0.06	$0.05	$0.11	$0.08
Earnings per share attributable to common stockholders - diluted	$0.06	$0.05	$0.11	$0.08
FFO per share - diluted	$0.10	$0.08	$0.18	$0.16
AFFO per share - diluted	$0.10	$0.09	$0.20	$0.17

Weighted average shares outstanding - basic	11,161,473	11,087,539	11,151,123	11,080,489
Weighted average shares outstanding - diluted	11,250,678	11,134,894	11,212,867	11,121,296

FFO increased 18.9%, or $174,244, and 17.1%, or $301,631, for the three and six months ended June 30, 2025, respectively, versus the same period in 2024. FFO per diluted share increased from $0.08 per share to $0.10 per share, and from $0.16 per share to $0.18 per share, for the three and six months ended June 30, 2025, respectively, versus the same period in 2024. AFFO increased 17.5%, or $173,537, and 17.1%, or $328,381, for the three and six months ended June 30, 2025, respectively, versus the same period in 2024. AFFO per diluted share increased from $0.09 per share to $0.10 per share, and from $0.17 per share to $0.20 per share for the three and six months ended June 30, 2025, respectively, versus the same period in 2024.

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

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains and losses on the Company’s investment in marketable equity securities for the three and six months ended June 30, 2025 were a decrease in unrealized gains of $23,447 and $36,792, respectively. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we may liquidate our investment in marketable equity securities and potentially realize gains or losses. As of June 30, 2025, our cumulative unrealized gain on marketable equity securities was $1,816,708. There were no realized gains or losses for the six months ended June 30, 2025.

Supplemental United States Federal Income Tax Considerations

The following discussion supplements and updates the disclosures under the heading “United States Federal Income Tax Considerations” in the prospectus dated December 6, 2024, contained in our Registration Statement on Form S-3 (File No. 333-283417) filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2024 (the “Existing Tax Disclosure”). Capitalized terms herein that are not otherwise defined shall have the same meaning as when used in the Existing Tax Disclosure.

On July 4, 2025, H.R. 1, informally known as the One Big Beautiful Bill Act (the “OBBB”), was enacted. The OBBB makes major changes to the Code, including some provisions of the Code that affect the taxation of REITs and their investors. In particular:

•
For taxable years beginning on or after January 1, 2026, the OBBB relaxed the REIT asset test requirement with respect to taxable REIT subsidiaries, providing that not more than 25% (relaxed from 20%) of the gross value of a REIT’s assets may be represented by securities of one or more taxable REIT subsidiaries.
•
The OBBB permanently extended the pass-through qualified business income deduction, generally allowing individuals to deduct 20% of the aggregate amount of ordinary REIT dividends distributed by a REIT. This deduction was due to expire for tax years beginning on or after January 1, 2026.
•
The OBBB permanently extended the maximum U.S. federal income tax rate of 37%, which applies to ordinary income recognized by individuals and other non-corporate U.S. stockholders, for tax years beginning on or after January 1, 2026.

To the extent the information set forth in the Existing Tax Disclosure is inconsistent with this supplemental information, this supplemental information supersedes the information in the Existing Tax Disclosure. This supplemental information is provided on the same basis and subject to the same qualifications as are set forth in the first six paragraphs of the Existing Tax Disclosure as if those paragraphs were set forth in this Quarterly Report on Form 10-Q.

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

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the three months ended June 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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

101. The following materials from Global Self Storage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, are formatted in Inline XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations and Comprehensive Income, (3) Consolidated Statement of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to Financial Statements.

X

104. The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2025 has been formatted in Inline XBRL (eXtensible Business Reporting Language) and is included in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: August 8, 2025	/s/ Mark C. Winmill
	By:	Mark C. Winmill, President
(Signing on behalf of the registrant as Principal Executive Officer)

Date: August 8, 2025	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)