Form 10-K
period 2025-12-31
Global Self Storage, Inc.
filed 2026-03-25
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $54,958,536 based upon the closing price of the shares on the Nasdaq Capital Market on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that persons whose shares are excluded from the computation are affiliates for any other purpose.

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value per share, as of March 16, 2026 was 11,340,552.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be issued in connection with the registrant’s annual stockholders’ meeting to be held in 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1. Business.

General

Global Self Storage, Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) that owns, operates, manages, acquires, and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible, and secure storage space for residential and commercial customers. As of December 31, 2025, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

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

Business Activities

As of December 31, 2025, the Company had 36 total employees and owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores. As of December 31, 2025, these properties totaled 966,567 net leasable square feet and offered 7,044 storage units. In addition to traditional and climate-controlled units, many of the properties feature both covered and outside auto/RV/boat storage. The Company invests in stores by acquiring stores through its wholly owned subsidiaries and operates primarily in one segment: rental operations.

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

We continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further redevelop and expand our current stores. We did not complete any self storage property acquisitions in 2025.

Our Financing Strategy

Our financing strategy is to seek to minimize the cost of our capital to maximize the returns generated for our stockholders. For future acquisitions, the Company may employ various financing and capital raising alternatives including, but not limited to, debt and/or equity offerings, credit facilities, mortgage financing, and joint ventures with third parties. For a history of our financing transactions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Third-Party Management Platform

On October 23, 2019, we signed our first self storage client under our third-party management platform. As of December 31, 2025, the property, which was previously rebranded as “Global Self Storage,” had 137,318-leasable square feet and was comprised of 619 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

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

In order to attract and retain top talent, we offer training and development opportunities for our employees. In 2025, this included anti-harassment training, cybersecurity training, and store manager training. We value the safety of our employees and provide regular training for our employees to increase safety at our properties.

Sustainability

We are focused on building our Company for the long-term to generate sustainable growth. To that end, we have established a cross-functional Sustainability committee (the "Sustainability Committee"), comprised of management, responsible for establishing our sustainability priorities and objectives. Management regularly evaluates sustainability risks faced by our real estate portfolio and believe the low obsolescence, geographic diversification, and low emissions of our portfolio help to mitigate those risks. Our Sustainability Committee reports annually to our board of directors on the status of our sustainability program, our progress against the goals we have set, and provides updates on the various initiatives we have undertaken to improve our sustainability.

A key area of focus from a sustainability perspective is minimizing the impact we make on the environment. Self storage remains a low-environmental impact business as it consumes less energy and water while emitting fewer greenhouse gases than other real estate property types. We continue to look for ways to further reduce our low impact through a variety of initiatives including solar panel installations, HVAC upgrades, high-efficiency LED lighting retrofits, energy management systems, and paper reduction through our online rental platform. In 2025, we continued to explore the installation of solar panels at our properties, which we expect would reduce energy consumption and costs at such locations.

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

Our Sustainability Committee guides our commitment to sustainability and has primary responsibility for climate-related activities. Our Sustainability Committee reports annually to our board of directors, which oversees all of our sustainability initiatives.

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
•
geopolitical challenges and uncertainties (including wars and other forms of conflict, terrorist acts and security operations), such as the ongoing conflict between Iran and the United States, and Russia and Ukraine and the severe economic sanctions and export controls imposed by the U.S. and other governments against Russia and Russian interests, and Iran and Iranian interests, and the ongoing conflict between Israel and Hamas; and
•
changes in government rules, regulations and fiscal policies, including increases in taxes, changes in zoning laws and increasing costs to comply with environmental laws.

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

We may acquire properties subject to liabilities without any recourse, or with only limited recourse, with respect to known or unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties. The costs associated with these liabilities may adversely impact our operating results.

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

Climate change and regulatory and other efforts to address climate change could adversely affect our business.

We face a number of risks associated with climate change including both transition and physical risks. The transition risks that could impact the Company include those risks related to the impact of U.S. and foreign climate- and sustainability-related legislation and regulation, as well as risks arising from climate-related business trends. Moreover, we are subject to risks stemming from the physical impacts of climate change. In particular, significant physical effects of climate change including extreme weather events can also have an adverse impact on our properties. Additionally, both transition and physical risks associated with climate change could result in increased operating costs for our properties. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. These risks may adversely impact our business, financial condition and results of operations.

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

We also face business trend-related climate risks. Certain investors are increasingly taking into account environmental, social, and governance ("ESG") factors, including climate risks, in determining whether to invest in companies. Additionally, our reputation and investor relationships could be damaged as a result of our involvement with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. Recently, the United States federal government and certain states have enacted or proposed “anti-ESG” executive orders, policies or legislation and certain investors, customers and governmental authorities may oppose ESG initiatives. These increasingly divergent views on ESG matters increase the risk that any action or lack of action taken by the Company with respect to ESG matters may be perceived negatively by at least some investors and customers and adversely impact our reputation and business.

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

We believe that our level of business activity and the profitability of our business, as well as the values of, and the cash flows from, the assets we own could in the future be impacted by a pandemic or other major public health issue. While we have taken preventive measures and other precautions, no predictions of specific scenarios can be made with certainty and such measures may not adequately predict the impact on our business from such events.

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

Our use of or failure to adopt advancements in information technology, such as artificial intelligence, may hinder or prevent us from achieving strategic objectives or otherwise harm our business.

Our use of or inability to safely and effectively adopt and deliver new technological capabilities and enhancements in line with strategic objectives, including artificial intelligence and machine learning, may put us at a competitive disadvantage; cause us to miss opportunities to innovate, achieve efficiencies, or improve the customer experience; or adversely impact our business, reputation, results of operations, and financial condition.

Legislative and regulatory activity related to information technology, including related to privacy, may also result in new laws that are applicable to us and that may hinder our business, including by restricting our use of customer data or otherwise regulating the use of algorithms and automated processing in ways that could materially affect our business or lead to significant increases in the cost of compliance.

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

Furthermore, if we acquire appreciated assets from a corporation that is or has been a subchapter C corporation in a transaction in which the adjusted tax basis of such assets in our hands is less than the fair market value of the assets, determined at the time we acquired such assets, and if we subsequently dispose of any such assets during the 5-year period following the acquisition of the assets from the C corporation, we will be subject to tax at the highest corporate tax rates on any gain from the disposition of such assets to the extent of the excess of the fair market value of the assets on the date that we acquired such assets over the basis of such assets on such date, which are referred to as built-in gains. Payment of these taxes generally could materially and adversely affect our income, cash flow, results of operations, financial condition, liquidity and prospects, and could adversely affect the value of our common stock and the ability to make distributions to stockholders.

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

Item 2. Properties.

GLOBAL SELF STORAGE STORES

(As of December 31, 2025)

		Year Store	Number	Net Leasable	December 31, 2025	December 31, 2024
Property(1)	Address	Opened / Acquired-Managed	of Units	Square Feet	% Square Foot Occupancy	% Square Foot Occupancy
OWNED STORES
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	809	114,000	93.5%	93.0%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	180	29,283	90.5%	93.0%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	93.4%	91.2%
SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	546	76,385	93.7%	94.4%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	762	94,953	89.9%	90.7%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	570	81,270	93.1%	93.4%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	258	24,462	94.8%	90.0%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	649	68,311	98.5%	96.4%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	696	78,875	92.0%	92.3%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	571	76,360	95.3%	92.1%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	248	43,210	89.7%	94.6%
SSG WEST HENRIETTA LLC	70 Erie Station Road, West Henrietta, NY 14586	2016 / 2019	484	55,550	89.9%	94.3%
TOTAL/AVERAGE SAME-STORES			6,425	829,249	93.0%	92.9%

MANAGED STORES
TPM EDMOND LLC	14000 N I 35 Service Rd, Edmond, OK 73013	2015 / 2019	619	137,318	99.1%	96.1%
TOTAL/AVERAGE MANAGED STORES			619	137,318	99.1%	96.1%

TOTAL/AVERAGE ALL OWNED/MANAGED STORES			7,044	966,567	93.9%	93.4%

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

Holders

As of March 16, 2026, there were approximately 7,300 record and beneficial holders of the Company’s common stock.

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

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT that owns, operates, manages, acquires, and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible and secure storage space for residential and commercial customers. As of December 31, 2025, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on NASDAQ under the symbol “SELF”.

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

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Prior Sales Agreement”) with B. Riley Securities, Inc. (the “Prior Sales Agent”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000, through the Prior Sales Agent. During the twelve months ended December 31, 2022, under the Prior Sales Agreement, the Company sold and issued an aggregate of 373,833 shares of common stock and raised aggregate gross proceeds of approximately $2,272,628, less sales commissions of approximately $45,491 and other offering costs resulting in net proceeds of $2,008,436. Effective April 4, 2025, the Company delivered written notice to the Prior Sales Agent terminating the Prior Sales Agreement and entered into a new at market offering sales agreement with another sales agent. There were no shares of common stock sold during the three and twelve months ended December 31, 2025 under the Prior Sales Agreement.

On July 6, 2024, certain wholly owned subsidiaries (“Second Amended Credit Facility Secured Subsidiaries”) of the Company entered into a second amendment to the Credit Facility Loan Agreement (collectively, the “Second Amended Credit Facility Loan Agreement”) between the Second Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Second Amended Credit Facility Lender”). Under the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Secured Subsidiaries may borrow from the Second Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million in years 2 and 3, respectively, pursuant to a promissory note (the “Second Amended Credit Facility Promissory Note”). The Second Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month SOFR or 0.25% and is due to mature on July 6, 2027, with an option to extend the maturity to July 6, 2028. As of December 31, 2025, the effective interest rate was approximately 6.8%. An annual unused facility fee is charged based on the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during the trailing twelve month period ending each June 30. The fee will be calculated at 0.25% per annum if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was greater than fifty percent, and will be calculated at 0.15% if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was less than or equal to fifty percent. The obligations under the Second Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Second Amended Credit Facility Secured Subsidiaries. The Company entered into a second amended and restated guaranty of payment as of July 6, 2024 (“Second Amended Credit Facility Guaranty,” and together with the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Promissory Note and related instruments, the “Second Amended Credit Facility Loan Documents”) to guarantee the payment to the Second Amended Credit Facility Lender of certain obligations of the Second Amended Credit Facility Secured Subsidiaries under the Second Amended Credit Facility Loan Agreement. The Company and the Second Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Second Amended Credit Facility Loan Documents. The Company also maintains a bank account at the Second Amended Credit Facility Lender. As of December 31, 2025, we have no withdrawn proceeds under the Second Amended Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Second Amended Credit

Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

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

On April 4, 2025, the Company entered into an At Market Offering Sales Agreement (the "Sales Agreement") with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which the Company may sell through the Agent, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000. There were no shares of common stock sold during the three and twelve months ended December 31, 2025 under the Sales Agreement.

We continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further redevelop and expand our current stores. We did not make any acquisitions in the year ended December 31, 2025. In addition, we may pursue third-party management opportunities of properties owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities. As of December 31, 2025, we managed one third-party owned property, which was previously rebranded as “Global Self Storage,” had 137,318-leasable square feet and was comprised of 619 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

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

The Company currently has capital resources totaling approximately $24.5 million, comprised of $7.5 million of cash, cash equivalents, and restricted cash, and $2.3 million of marketable securities as of December 31, 2025, and $14.7 million available for withdrawal under the Second Amended Credit Facility Loan Agreement. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores. The Company's capital resources allow us to continue to execute our strategic business plan, which includes funding acquisitions, either directly or through joint ventures; expansion projects at our existing properties; and broadening our revenue base and pipeline of potential acquisitions through developing Global MaxManagementSM, our third-party management platform. Our board of directors regularly reviews our strategic business plan, with emphasis on capital formation, debt versus equity ratios, dividend policy, use of capital and debt, funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) performance, and optimal cash levels. See the section titled "Non-GAAP Financial Measures" for the definition and use of FFO and AFFO.

We expect that the results of our operations will be affected by a number of factors. Many of the factors that will affect our operating results are beyond our control. The Company and its properties could be materially and adversely affected by the risks, or the public perception of the risks, related to, among other things, public health crises, natural disasters and geopolitical events, including the ongoing conflict between Russia, Belarus and Ukraine, the ongoing conflict between Israel and Hamas, the ongoing conflict between Iran and the United States, financial and credit market volatility and disruptions, inflationary pressures, interest rate fluctuations, supply chain issues, labor shortages and recessionary concerns.

Results of Operations for the Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024

Revenues

Total revenues increased from $12,530,280 during the year ended December 31, 2024 to $12,705,245 during the year ended December 31, 2025, an increase of 1.4% or $174,965. Rental income increased from $12,024,552 during the year ended December 31, 2024 to $12,196,698 during the year ended December 31, 2025, an increase of 1.4% or $172,146. The increase in total revenues was due primarily to increased occupancy rates, and the results of our proprietary revenue rate management program of raising existing tenant rates.

Other store related income consists of customer insurance fees, sales of storage supplies, and other ancillary revenues. Other store related income decreased from $435,167 in the year ended December 31, 2024 to $434,804 in the year ended December 31, 2025, a decrease of 0.1% or $363.

Operating Expenses

Total expenses increased from $9,635,952 during the year ended December 31, 2024 to $9,743,894 during the year ended December 31, 2025, an increase of 1.1% or $107,942, which was primarily due to an increase in certain store operating expenses. Store operating expenses increased from $4,739,995 in the year ended December 31, 2024 to $4,864,402 in the year ended December 31, 2025, an increase of 2.6% or $124,407, which was primarily due to increased expenses in employment and utilities.

Depreciation and amortization increased from $1,634,147 in the year ended December 31, 2024 to $1,634,480 in the year ended December 31, 2025.

General and administrative expenses decreased $36,047 for the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Business development, capital raising, and store acquisition expenses increased from $3,037 to $22,286 during the year ended December 31, 2025 as compared to the year ended December 31, 2024. These costs primarily consisted of consulting costs in connection with business development, capital raising, and future potential store acquisitions, and expenses related to our third party management platform marketing initiatives. The majority of these expenses are non-recurring and fluctuate based on business development activity during the time period.

Operating Income

Operating income increased from $2,894,328 during the year ended December 31, 2024 to $2,961,351 during the year ended December 31, 2025, an increase of 2.3% or $67,023, which was primarily due to increased rental income, which was partially offset by increased total expenses.

Other Income (expense)

Interest expense on debt decreased from $880,744 during the year ended December 31, 2024 to $854,052 during the year ended December 31, 2025, a decrease of 3.0% or $26,692. This decrease was attributable to lower principal balance outstanding.

Dividend and interest income was $288,573 during the year ended December 31, 2025 as compared to $276,201 during the year ended December 31, 2024. The increase was attributable to interest earned on increased cash balances.

The Company recognizes changes in the fair value of its investments in equity securities with readily determinable fair values in net income and comprehensive income and, as such, recorded an unrealized loss of $357,421 for the year ended December 31, 2025 compared to an unrealized loss of $166,042 during the year ended December 31, 2024.

Net Income

For the year ended December 31, 2025, net income was $2,038,451 or $0.18 per fully diluted share. For the year ended December 31, 2024, net income was $2,123,743 or $0.19 per fully diluted share.

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

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions or new ground-up developments. As of December 31, 2025, we owned twelve same-store properties and zero non-same-store properties. The Company believes that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, NOI, etc., stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy as of the end of the three months and year ended December 31, 2025 increased by 10 basis points to 93.0% from 92.9% for the same period in 2024.

Same-store revenues decreased by 0.9% for the three months ended December 31, 2025 versus the three months ended December 31, 2024, and increased by 1.4% for the twelve months ended December 31, 2025 versus the twelve months ended December 31, 2024. Same-store cost of operations increased by 4.5% for the three months ended December 31, 2025 versus the three months ended December 31, 2024, and increased by 2.6% for the twelve months ended December 31, 2025 versus the twelve months ended December 31, 2024. Same-store NOI decreased by 4.1% for the three months ended December 31, 2025 versus the three months ended December 31, 2024, and increased by 0.6% for the twelve months ended December 31, 2025 versus the twelve months ended December 31, 2024. The increase in same-store NOI for the twelve months ended December 31, 2025 versus the twelve months ended December 31, 2024 was due primarily to an increase in same-store revenues.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped maintain our overall average same-store occupancy of approximately 93% as of December 31, 2025. Also contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty resulting in powerful referral and word-of-mouth market demand for our storage units and services.

These results are summarized as follows:

SAME - STORE PROPERTIES

Twelve Months Ended December 31,	2025	2024	Variance	% Change
Revenues	$12,631,502	$12,459,719	$171,783	1.4%
Cost of operations	$4,864,402	$4,739,995	$124,407	2.6%
Net operating income	$7,767,100	$7,719,724	$47,376	0.6%
Depreciation and amortization	$1,449,362	$1,449,564	$(202)	0.0%
Net leasable square footage at period end*	829,249	829,869	(620)	-0.1%
Net leased square footage at period end*	771,089	771,283	(194)	0.0%
Overall square foot occupancy at period end	93.0%	92.9%	0.1%	0.1%
Total annualized revenue per leased square foot	$16.38	$16.15	$0.23	1.4%
Total available leasable storage units*	6,425	6,430	(5)	-0.1%
Number of leased storage units	5,837	5,810	27	0.5%

SAME - STORE PROPERTIES

Three Months Ended December 31,	2025	2024	Variance	% Change
Revenues	$3,140,574	$3,168,391	$(27,817)	-0.9%
Cost of operations	$1,237,031	$1,183,763	$53,268	4.5%
Net operating income	$1,903,543	$1,984,628	$(81,085)	-4.1%
Depreciation and amortization	$364,323	$362,639	$1,684	0.5%
Net leasable square footage at period end*	829,249	829,869	(620)	-0.1%
Net leased square footage at period end*	771,089	771,283	(194)	0.0%
Overall square foot occupancy at period end	93.0%	92.9%	0.1%	0.1%
Total annualized revenue per leased square foot	$16.29	$16.43	$(0.14)	-0.9%
Total available leasable storage units*	6,425	6,430	(5)	-0.1%
Number of leased storage units	5,837	5,810	27	0.5%

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

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2025	2024	2025	2024
Net income	$322,824	$84,406	$2,038,451	$2,123,743
Adjustments:
Management fees and other income	(18,318)	(18,535)	(73,743)	(70,561)
General and administrative	830,919	799,972	3,222,726	3,258,773
Depreciation and amortization	410,614	408,857	1,634,480	1,634,147
Business development	—	—	22,286	3,037
Dividend and interest income	(71,169)	(65,171)	(288,573)	(276,201)
Unrealized loss on marketable equity securities	221,924	569,977	357,421	166,042
Interest expense	206,749	205,122	854,052	880,744
Total same-store net operating income	$1,903,543	$1,984,628	$7,767,100	$7,719,724

	For the Three Months Ended December 31,		For the Twelve Months Ended December 31,
	2025	2024	2025	2024
Same-store revenues	$3,140,574	$3,168,391	$12,631,502	$12,459,719
Same-store cost of operations	$1,237,031	$1,183,763	$4,864,402	$4,739,995
Total same-store net operating income	$1,903,543	$1,984,628	$7,767,100	$7,719,724

Analysis of Same-Store Revenue

For the three and twelve months ended December 31, 2025, revenue decreased 0.9% and increased 1.4%, respectively, as compared to the same periods in 2024. The increase in the twelve months ended December 31, 2025 was attributable to, among other things, increased occupancy rates, and the results of our proprietary revenue rate management program of raising existing tenant rates. Same store average overall square foot occupancy for all of the Company’s same-stores combined increased by 10 basis points to 93.0% in the twelve months ended December 31, 2025 from 92.9% in the twelve months ended December 31, 2024.

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

As of December 31, 2025, we observed no material degradation in rent collections. However, we believe that our bad debt losses could increase from historical levels due to (i) cumulative stress (such as inflation, recession fears, etc.) on our customers’ financial capacity and (ii) reduced rent recoveries from auctioned units.

We may experience a change in the move-out patterns of our long-term customers due to economic uncertainty. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates.

We currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases for 2026, if any, to be similar to, those for the year ended December 31, 2025.

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

Importantly, we continue to refine our proprietary revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to maximize each store’s occupancy and our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of December 31, 2025, our average tenant duration of stay was approximately 3.5 years, which was up from 3.4 years as of December 31, 2024.

Analysis of Same-Store Cost of Operations

Same-store cost of operations increased 4.5% or $53,268 for the three months ended December 31, 2025 versus the three months ended December 31, 2024, and increased 2.6% or $124,407 for the twelve months ended December 31, 2025 versus the twelve months ended December 31, 2024. This increase in same-store cost of operations for the twelve months ended December 31, 2025 was due primarily to increased expenses for employment and utilities.

Employment. On-site store manager, regional manager and district payroll expense increased 18.1% or $60,584 for the three months ended December 31, 2025 versus the three months ended December 31, 2024, and increased 4.5% or $63,363 for the twelve months ended December 31, 2025 as compared to the same period in 2024. This increase for 2025 versus 2024 was due primarily to routine employee additions and departures, and inflationary increases in compensation rates for existing employees. We currently expect inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores as well as district, regional, and store managers.

Real Estate Property Tax. Store property tax expense increased 0.4% or $1,739 for the three months ended December 31, 2025 versus the three months ended December 31, 2024, and decreased 6.2% or $101,621 for the twelve months ended December 31, 2025 as compared to the same period in 2024. The decrease in property tax expense during the year ended December 31, 2025 is primarily due to property tax relief obtained for our Dolton, IL property in 2024, which was partially offset by our increased property assessment valuations. See the section titled “Property Tax Expenses at Dolton, IL” for additional detail. We currently expect same-store property tax expenses to increase during 2026, primarily due to increased property assessment valuations.

Administrative. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. Administrative expenses decreased 11.4% or $28,618 in the three months ended December 31, 2025 as compared to the same period in 2024, and increased 10.5% or $93,896 in the twelve months ended December 31, 2025 as compared to the same period in 2024. We experienced an increase in administrative expenses for the year ended December 31, 2025 due primarily to increased utilities and landscaping expense. We currently expect moderate increases in other direct store costs in 2026.

Repairs and maintenance expense decreased 55.6% or $52,813 for the three months ended December 31, 2025 versus the three months ended December 31, 2024, and decreased 6.1% or $13,987 for the twelve months ended December 31, 2025 as compared to the same period in 2024. We experienced a decrease in repairs and maintenance expense for the year ended December 31, 2025 due primarily to a decreased number of one-off repairs in 2025 as compared to 2024.

Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores, which has already resulted in lower electricity usage. Utility expense decreased 4.7% or $2,576 for the three months ended December 31, 2025 versus the three months ended December 31, 2024, and increased 25.7% or $65,364 for the twelve months ended December 31, 2025 as compared to the same period in 2024, primarily due to higher energy usage during the twelve months ended December 31, 2025 versus the same periods in 2024. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates resulting in higher net utility costs in 2026.

Landscaping expenses, which include snow removal costs, increased 99.9% or $24,077 for the three months ended December 31, 2025 versus the three months ended December 31, 2024, and increased 28.6% or $31,810 in the twelve months ended December 31, 2025 compared to the same period in 2024. The increase in landscaping expense in the twelve months ended December 31, 2025 versus the same period in 2024 is primarily due to higher snow removal costs. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense in 2026, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing. Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 13.1% or $11,272 for the three months ended December 31, 2025 versus the three months ended December 31, 2024, and increased 6.9% or $23,497 for the twelve months ended December 31, 2025 as compared to the same period in 2024. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase in 2026.

General. Other direct store costs include general expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. General expenses increased 3.1% or $3,360 in the three months ended December 31, 2025 as compared to the same period in 2024, and increased 6.0% or $26,498 in the twelve months ended December 31, 2025 as compared to the same period in 2024. The increase in general expense in the twelve months ended December 31, 2025 versus the same period in 2024 is primarily due to the addition of cloud-based accounting software that is expected to improve efficiency. We currently expect moderate increases in other direct store costs in 2026.

Lien Administration. Lien administration expenses increased 57.9% or $2,888 in the three months ended December 31, 2025 as compared to the same period in 2024, and increased 30.0% or $6,148 in the twelve months ended December 31, 2025 as compared to the same period in 2024.

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

Analysis of Global Self Storage FFO and AFFO

The following tables present a reconciliation and computation of net income to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share (unaudited):

	Three Months	Three Months	Twelve Months	Twelve Months
	Ended	Ended	Ended	Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Net income	$322,824	$84,406	$2,038,451	$2,123,743
Eliminate items excluded from FFO:
Unrealized loss on marketable equity securities	221,924	569,977	357,421	166,042
Depreciation and amortization	410,614	408,857	1,634,480	1,634,147
FFO attributable to common stockholders	955,362	1,063,240	4,030,352	3,923,932
Adjustments:
Compensation expense related to stock-based awards	106,431	114,222	350,333	332,358
Business development	—	—	22,286	3,037
AFFO attributable to common stockholders	$1,061,793	$1,177,462	$4,402,971	$4,259,327

Earnings per share attributable to common stockholders - basic	$0.03	$0.01	$0.18	$0.19
Earnings per share attributable to common stockholders - diluted	$0.03	$0.01	$0.18	$0.19
FFO per share - diluted	$0.08	$0.10	$0.36	$0.35
AFFO per share - diluted	$0.09	$0.11	$0.39	$0.38

Weighted average shares outstanding - basic	11,189,445	11,116,664	11,166,641	11,094,915
Weighted average shares outstanding - diluted	11,243,353	11,175,035	11,224,476	11,143,831

FFO decreased 10.1%, or $107,878 and increased 2.7%, or $106,420, for the three and twelve months ended December 31, 2025, respectively, versus the same periods in 2024. FFO per diluted share decreased from $0.10 per share to $0.08 per share, and increased from $0.35 per share to $0.36 per share, for the three and twelve months ended December 31, 2025, respectively, versus the same periods in 2024. AFFO decreased 9.8%, or $115,669, and increased 3.4%, or $143,644, for the three and twelve months ended December 31, 2025, respectively, versus the same periods in 2024. AFFO per diluted share decreased from $0.11 per share to $0.09 per share, and increased from $0.38 per share to $0.39 per share, for the three and twelve months ended December 31, 2025, respectively, versus the same periods in 2024.

Analysis of Global Self Storage Store Expansions

In addition to actively reviewing a number of store and portfolio acquisition candidates, we have been working to further redevelop and expand our current stores. In 2020, we completed three expansion/conversion projects at our properties located in Millbrook, NY, McCordsville, IN, and West Henrietta, NY. In 2021, 2023 and 2026, we completed conversion projects at our property located in Lima, OH.

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

In 2025, the Company began reviewing plans to convert certain student housing space to approximately 2,400 leasable square feet of all-climate-controlled units at the Lima, OH property. In January 2026, the Company completed such conversion, resulting in a new total of 763 units and 94,931 leasable square feet at the Lima, OH property. Upon completion, total area occupancy was approximately 90.6%. This conversion did not constitute a significant renovation or expansion because it only added approximately 2,400 leasable square feet of self storage to the property. As such, our Lima, OH property remained a same store property.

Analysis of Realized and Unrealized Gains (Losses)

The unrealized loss on the Company’s investment in marketable equity securities was $357,421 and $166,042 for the years ended December 31, 2025 and 2024, respectively. As we continue to acquire and/or redevelop additional stores, as part of the funding for such activities, we may liquidate our investment in marketable equity securities and potentially realize gains or losses. As of December 31, 2025, our cumulative unrealized gain on marketable equity securities was $1,496,079. There were no realized gains or losses for the years ended December 31, 2025 and 2024.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on this assessment, our management believes that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding our executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2025.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

The information regarding our Code of Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

The information regarding our insider trading policy required by Item 408(b) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

Item 11. Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and trustee independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

Item 14. Principal Accountant Fees and Services.

The information concerning principal accountant fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

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

X

19.1	Statement of Corporate Policy to Prevent Insider Trading (filed as Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2025 and incorporated herein by reference)	X

21.1	Subsidiaries of the Company		X

23.1	Consent of RSM US LLP for Global Self Storage, Inc.		X

24.1	Powers of Attorney (included as part of the signature pages hereto)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

97.1	Policy for the Recovery of Erroneously Awarded Compensation (filed as Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on March 26, 2024 and incorporated herein by reference)	X

101.

The following materials from Global Self Storage, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, are formatted in Inline XBRL (eXtensible Business Reporting Language): (1) consolidated balance sheets; (2) consolidated statements of operations and comprehensive income (loss); (3) consolidated statements of stockholders' equity; (4) consolidated statements of cash flows; (5) notes to consolidated financial statements; and (6) financial statement schedule III.

X

104

The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 has been formatted in Inline XBRL (eXtensible Business Reporting Language) and in included in Exhibit 101.

X

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: March 25, 2026	/s/ Mark C. Winmill
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

Date: March 25, 2026	/s/ Mark C. Winmill
By: Mark C. Winmill
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 25, 2026	/s/ Thomas O’Malley
By: Thomas O’Malley
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 25, 2026	/s/ Russell E. Burke III
By: Russell E. Burke III
Director

Date: March 25, 2026	/s/ George B. Langa
By: George B. Langa
Director

Date: March 25, 2026	/s/ William C. Zachary
By: William C. Zachary
Director

Date: March 25, 2026	/s/ Sally C. Carroll
By: Sally C. Carroll
Director

Global Self Storage, Inc.

Financial Statements`

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors

Global Self Storage, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Self Storage, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

March 25, 2026

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets
Real estate assets, net	$52,617,566	$53,925,409
Cash and cash equivalents	7,364,963	7,180,857
Restricted cash	106,444	29,204
Investments in securities	2,251,566	2,608,987
Accounts receivable	117,902	142,408
Prepaid expenses and other assets	802,382	719,351
Interest rate cap	120	18,717
Line of credit issuance costs, net	117,582	195,970
Goodwill	694,121	694,121
Total assets	$64,072,646	$65,515,024
Liabilities and stockholders' equity
Note payable, net	$15,785,874	$16,356,582
Accounts payable and accrued expenses	1,750,382	1,720,765
Total liabilities	17,536,256	18,077,347
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 11,364,278 shares and 11,292,772 shares issued and outstanding at December 31, 2025 and 2024, respectively	113,643	112,927
Additional paid in capital	49,909,603	49,559,986
Accumulated deficit	(3,486,856)	(2,235,236)
Total stockholders' equity	46,536,390	47,437,677
Total liabilities and stockholders' equity	$64,072,646	$65,515,024

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Revenues
Rental income	$12,196,698	$12,024,552
Other property related income	434,804	435,167
Management fees and other income	73,743	70,561
Total revenues	12,705,245	12,530,280
Expenses
Property operations	4,864,402	4,739,995
General and administrative	3,222,726	3,258,773
Depreciation and amortization	1,634,480	1,634,147
Business development	22,286	3,037
Total expenses	9,743,894	9,635,952
Operating income	2,961,351	2,894,328
Other income (expense)
Dividend and interest income	288,573	276,201
Unrealized loss on marketable equity securities	(357,421)	(166,042)
Interest expense	(854,052)	(880,744)
Total other expense, net	(922,900)	(770,585)
Net income and comprehensive income	$2,038,451	$2,123,743
Earnings per share
Basic	$0.18	$0.19
Diluted	$0.18	$0.19
Weighted average shares outstanding
Basic	11,166,641	11,094,915
Diluted	11,224,476	11,143,831

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained
				earnings	Total
	Common stock		Paid in	(accumulated	stockholders'
	Shares	Par value	capital	deficit)	equity
Balance at December 31, 2023	11,153,513	$111,535	$49,229,020	$(1,094,528)	$48,246,027
Restricted stock grants issued	143,850	1,438	(1,438)	—	—
Restricted stock grants forfeiture	(4,591)	(46)	46	—	—
Stock-based compensation	—	—	332,358	—	332,358
Net income	—	—	—	2,123,743	2,123,743
Dividends	—	—	—	(3,264,451)	(3,264,451)
Balance at December 31, 2024	11,292,772	112,927	49,559,986	(2,235,236)	47,437,677
Restricted stock grants issued	73,194	732	(732)	—	—
Restricted stock grants forfeiture	(1,688)	(16)	16	—	—
Stock-based compensation	—	—	350,333	—	350,333
Net income	—	—	—	2,038,451	2,038,451
Dividends	—	—	—	(3,290,071)	(3,290,071)
Balance at December 31, 2025	11,364,278	$113,643	$49,909,603	$(3,486,856)	$46,536,390

See notes to consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Cash flows from operating activities
Net income	$2,038,451	$2,123,743
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,634,480	1,634,147
Unrealized loss on marketable equity securities	357,421	166,042
Unrealized loss on interest rate cap premium	18,597	32,164
Amortization of loan procurement costs	113,053	125,920
Stock-based compensation	350,333	332,358
Changes in operating assets and liabilities:
Accounts receivable	24,506	27,002
Prepaid expenses and other assets	(83,031)	(70,974)
Accounts payable and accrued expenses	19,296	(40,695)
Net cash provided by operating activities	4,473,106	4,329,707
Cash flows from investing activities
Improvements and equipment additions	(326,637)	(78,336)
Net cash used in investing activities	(326,637)	(78,336)
Cash flows from financing activities
Principal payments on note payable	(605,373)	(580,562)
Dividends paid	(3,279,750)	(3,254,130)
Line of credit issuance costs	—	(235,164)
Net cash used in financing activities	(3,885,123)	(4,069,856)
Net increase in cash, cash equivalents, and restricted cash	261,346	181,515
Cash, cash equivalents, and restricted cash, beginning of period	7,210,061	7,028,546
Cash, cash equivalents, and restricted cash, end of period	$7,471,407	$7,210,061
Supplemental cash flow and noncash information
Cash paid for interest	$687,017	$711,827
Supplemental disclosure of noncash activities:
Dividends payable	$10,321	$10,321

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$7,364,963	$7,180,857
Restricted cash	106,444	29,204
Total cash, cash equivalents, and restricted cash as shown in our consolidated statements of cash flows	$7,471,407	$7,210,061

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

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company has reviewed its tax positions and has concluded that no liability for unrecognized tax benefits should be recorded or disclosed related to uncertain tax positions taken on federal, state, and local income tax returns for open tax years (2020 – 2024), or is expected to be taken in the Company’s 2025 tax returns.

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

The Company evaluates goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value may be less that carrying amounts. If it is determined that the carrying amount of goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value, an impairment charge is recorded. There were no indicators of impairment to goodwill and real estate assets and no impairment charges were recorded during 2025 or 2024.

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

Operating Segments

The Company has a single operating segment: rental operations which reflects the aggregated rental operations from our same-store portfolio consisting of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. As of December 31, 2025, we owned twelve same-store properties and zero non same-store properties. The Chief Executive Officer acts as the Company’s chief operating decision maker (CODM). The CODM uses net operating income ("NOI") to assess the performance of the business. NOI represents the Company's same-store property revenue less direct property operating expenses. To make resource allocation decisions for the Company’s single segment, the information used is consistent with that presented within the financial statements. Segment assets are reflected on the accompanying balance sheets and significant segment expenses are listed on the accompanying statements of operations.

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

Recently Issued Accounting Standards

In this reporting period the Company adopted FASB ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance focuses on providing more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Adoption of this standard did not have a material impact on our consolidated financial statements.

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

3. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows:

	December 31, 2025	December 31, 2024
Land	$6,122,065	$6,122,065
Buildings, improvements, and equipment	61,320,470	60,993,833
Self storage properties	67,442,535	67,115,898
Less: accumulated depreciation	(14,824,969)	(13,190,489)
Real estate assets, net	$52,617,566	$53,925,409

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consisted of the following:

		Gross Unrealized
December 31, 2025	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,496,079	$—	$2,251,566
Total investment in marketable equity securities	$755,487	$1,496,079	$—	$2,251,566

		Gross Unrealized
December 31, 2024	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,853,500	$—	$2,608,987
Total investment in marketable equity securities	$755,487	$1,853,500	$—	$2,608,987

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2025 and December 31, 2024:

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,251,566	$—	$—	$2,251,566
Interest rate cap	—	120	—	120
Total assets at fair value	$2,251,566	$120	$—	$2,251,686

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,608,987	$—	$—	$2,608,987
Interest rate cap	—	18,717	—	18,717
Total assets at fair value	$2,608,987	$18,717	$—	$2,627,704

There were no assets transferred from level 1 to level 2 during the years ended December 31, 2025 or December 31, 2024. The Company did not have any level 3 assets or liabilities as of December 31, 2025 or December 31, 2024.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximated their respective carrying values as of December 31, 2025 and 2024. The estimated fair value of the Company’s debt was $14,438,511 and $13,969,153 as of December 31, 2025 and 2024, respectively. These estimates were based on market interest rates for comparable obligations, general market conditions, and maturity.

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

The following table summarizes the terms of the Company’s derivative financial instrument:

	Notional Amount			Effective	Maturity
Product	December 31, 2025	December 31, 2024	Strike	Date	Date
Cap Agreement	$7,500,000	$7,500,000	5.25%	7/10/2024	7/6/2027

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

The Term Loan Documents require the Term Loan Secured Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Term Loan Lender may accelerate amounts outstanding under the Term Loan Documents upon the occurrence of an Event of Default (as defined in the Term Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. As of December 31, 2025 and 2024, the Company was in compliance with these covenants.

The Company incurred loan procurement costs of $646,246 and such costs have been recorded net of the note payable on the consolidated balance sheets. The costs are amortized over the term of the loan using the effective interest method and are recorded as an adjustment to interest expense. The Company recorded amortization expense of $34,665 and $35,925 for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024 the carrying value of the Company’s note payable is summarized as follows:

Note Payable	December 31, 2025	December 31, 2024
Principal balance outstanding	$16,058,752	$16,664,125
Less: Loan procurement costs, net	(272,878)	(307,543)
Total note payable, net	$15,785,874	$16,356,582

As of December 31, 2025, the note payable was secured by certain self storage properties with an aggregate net book value of approximately $22.6 million. The following table represents the future principal payment requirements on the note payable as of December 31, 2025:

2026	$633,449
2027	660,519
2028	688,746
2029	718,180
2030	748,871
2031 and thereafter	12,608,987
Total principal payments	$16,058,752

Revolving Line of Credit

On July 6, 2024, certain wholly owned subsidiaries (“Second Amended Credit Facility Secured Subsidiaries”) of the Company entered into a second amendment to the Credit Facility Loan Agreement (collectively, the “Second Amended Credit Facility Loan Agreement”) between the Second Amended Credit Facility Secured Subsidiaries and The Huntington National Bank ("Huntington"), successor by merger to TCF National Bank (“Second Amended Credit Facility Lender”). Under the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Secured Subsidiaries may borrow from the Second Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million on the first and second anniversary, respectively, pursuant to a promissory note (the “Second Amended Credit Facility Promissory Note”). The Second Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the SOFR or 0.25% and is due to mature on July 6, 2027, with an option to extend the maturity to July 6, 2028. As of December 31, 2025, the effective interest rate was approximately 6.8%. An annual unused facility fee is charged based on the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during the trailing twelve month period ending each June 30. The fee will be calculated at 0.25% per annum if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was greater than fifty percent, and will be calculated at 0.15% if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was less than or equal to fifty percent. The obligations under the Second Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Second Amended Credit Facility Secured Subsidiaries. The Company entered into a second amended and restated guaranty of payment as of July 6, 2024 (“Second Amended Credit Facility Guaranty,” and together with the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Promissory Note and related instruments, the “Second Amended Credit Facility Loan Documents”) to guarantee the payment to the Second Amended Credit Facility Lender of certain obligations of the Second Amended Credit Facility Secured Subsidiaries under the Second Amended Credit Facility Loan Agreement. The Company and the Second Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Second Amended Credit Facility Loan Documents.

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

The Company incurred issuance costs of $235,164 and $231,926 for the July 6, 2024 Second Amended Credit Facility Loan Agreement and the prior Amended Credit Facility Loan Agreement in July 6, 2021, respectively, and such costs are amortized as an adjustment to interest expense using the straight-line method, which approximates the effective interest method, over the term of the loan. The Company recorded amortization expense $78,388 and $89,995 for the year ended December 31, 2025 and 2024, respectively. There was no outstanding loan balance under the Revolving Line of Credit as of December 31, 2025 and 2024, respectively.

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

Global Self Storage as Lessee

The Company is a lessee in a lease agreement for an automobile entered in July 2025 with a lease term of three years. The lease agreement does not contain any material residual value guarantees or material restrictive covenants. The Company’s lease agreement has been classified as an operating lease. Lease expense for payments related to the Company’s operating lease is recognized on a straight-line basis over the lease term.

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s secured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. The Company had right-of-use assets and lease liabilities related to its operating leases of $59,044 and $51,701 as of December 31, 2025 and $16,545 and $16,545 as of December 31, 2024. Such amounts are amortized using a straight-line method over the term of the lease and are included in prepaid expenses and other assets and accounts payable and accrued expenses on the Company’s consolidated balance sheets, respectively. Amortization expense for the years ended December 31, 2025 and 2024 was $25,011 and $19,181, respectively. As of December 31, 2025, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were approximately 2.6 years and 7.34%, respectively.

As of December 31, 2025, the aggregate lease payments are $56,915 and the future minimum lease payments are $22,032, $22,032, and $12,851 for the years ending December 31, 2026, 2027, and 2028, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2025	2024
Net income	$2,038,451	$2,123,743
Earnings and dividends allocated to participating securities	(43,007)	(39,535)
Net income attributable to common stockholders	$1,995,444	$2,084,208
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	11,166,641	11,094,915
Net effect of dilutive unvested restricted stock awards included for treasury stock method	57,835	48,916
Average number of common shares outstanding - diluted	11,224,476	11,143,831
Earnings per common share
Basic	$0.18	$0.19
Diluted	$0.18	$0.19

Common stock dividends totaled $3,290,071 ($0.29 per share) and $3,264,451 ($0.29 per share) for the years ended December 31, 2025 and 2024, respectively.

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation (“Bexil”), Tuxis Corporation (“Tuxis”), and their affiliates (collectively with the Company, the “Affiliates”). As of December 31, 2025, certain of the Affiliates and the Company's directors and employees may be deemed to own, in aggregate, approximately 11.6% of the Company’s outstanding common stock.

Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the Code and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. The aggregate compensation and benefits accrued and paid by the Company to MMC were $3,152,802 and $3,039,878 for the years ended December 31, 2025 and 2024, respectively. Expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The aggregate administrative and support function expenses accrued and paid by the Company to Winco were $28,050 and $36,723 for the years ended December 31, 2025 and 2024, respectively. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the Code. The Company's allocated matching expense was $110,056 and $107,456 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company had reimbursements payable to MMC and Winco for compensation, benefits, and administrative and support function expenses of $38,601 and $34,973, respectively.

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

The Company leased office space and storage to certain Affiliates under rental agreements and earned rental income of $4,800 and $4,800 for the years ended December 31, 2025 and December 31, 2024, respectively.

11. CAPITAL STOCK

As of December 31, 2025, the Company was authorized to issue 450,000,000 shares of common stock, $0.01 par value, of which 11,364,278 shares were issued and outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value, of which no shares have been issued.

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

The Company recorded $350,333 and $332,358 of expense related to restricted stock awards for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was $280,856 and $363,488 of unrecognized compensation expense related to unvested time-based and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted—average period of 2.4 years and 2.4 years for time-based and performance-based awards, respectively. The fair value of common stock awards is determined based on the closing trading price of the Company’s common stock on the grant date. Forfeitures are accounted for as they occur, compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition is reversed in the period of the forfeiture.

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

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2023	33,100	$4.84
Granted	96,398	$4.37
Vested	(46,237)	$4.58
Forfeited	(4,591)	$4.95
Unvested at December 31, 2024	78,670	$4.41
Granted	25,742	$5.07
Vested	(40,097)	$4.66
Forfeited	(1,688)	$4.76
Unvested at December 31, 2025	62,627	$4.51

Performance-Based Restricted Stock Grants

Performance-based restricted stock grants vest based on continued employment and the achievement of certain Funds from Operations, as adjusted (“AFFO”) and same-store revenue growth (“SSRG”) goals by the Company during the year of the grant. Each of these performance components are weighted 50% and are measured over the performance cycle, which is defined as the year ending on December 31st in the year of the grant. At the end of the performance cycle, the financial performance components are reviewed to determine the number of shares actually earned, which can be as low as 0% of shares granted and up to a maximum of 200% of shares granted. The shares which are earned will remain subject to quarterly vesting during the remaining four-year time vesting period. Dividends paid by the Company prior to the determination of how many shares are earned will be retained by the Company and released only with respect to earned shares. If a Change in Control (as defined in the Plan) occurs the number of shares earned will equal the greater of the number of shares granted and the number of shares which would have been earned based on the AFFO and SSRG through the date of the Change in Control. If following a Change in Control, a grantee is terminated by the Company without Cause or by the grantee with Good Reason (as each is defined in the Plan), all unvested restricted stock will fully vest. Performance-based restricted stock earned during 2025 and 2024 were 47,452 shares and 47,452 shares, respectively.

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-based Stock Grants	Shares	Fair Value
Unvested at December 31, 2023	40,024	$5.14
Granted	47,452	$4.32
Vested	(25,066)	$4.81
Unvested at December 31, 2024	62,410	$4.65
Granted	47,452	$5.08
Vested	(33,990)	$4.87
Unvested at December 31, 2025	75,872	$4.82

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

15. SUBSEQUENT EVENTS

On March 2, 2026, the Company declared a cash dividend of $0.0725 per common share payable on March 31, 2026 to stockholders of record as of March 16, 2026.

On March 24, 2026, the Company approved restricted share awards under the Plan to certain of its officers and employees in the aggregate amount of 52,476 shares, of which 31,226 shares are performance-based grants and the remainder of the shares are time-based grants. Between 0% and 200% of these shares will be earned based on achievement of the AFFO and SSRG goals in 2026, and the shares which are earned will remain subject to quarterly vesting during the remaining four-year time vesting period. Dividends paid by the Company prior to the determination of how many shares are earned will be retained by the Company and released only with respect to earned shares. If a Change in Control (as defined in the Plan) occurs during 2026, the number of shares earned will equal the greater of the number of shares granted and the number of shares which would have been earned based on the AFFO and SSRG through the date of the Change in Control. If following a Change in Control, a grantee is terminated by the Company without Cause or by the grantee with Good Reason (as each is defined in the Plan), all unvested restricted shares will fully vest.

GLOBAL SELF STORAGE, INC.

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

December 31, 2025

		Initial cost			Gross Carrying Amount at December 31, 2025
Description	Square Footage	Land	Buildings & Improvements	Costs Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation
Clinton, CT (A)	29,283	356,040	3,108,285	58,004	356,040	$3,166,289	$3,522,329	$702,845
Bolingbrook, IL (B)	114,000	633,914	5,491,409	2,488,142	633,914	7,979,551	8,613,465	2,054,906
Dolton, IL (B)	86,590	614,413	5,227,313	54,771	614,413	5,282,084	5,896,497	1,394,216
McCordsville, IN (A)	76,385	770,000	6,776,000	497,478	770,000	7,273,478	8,043,478	1,638,855
Merrillville, IN (B)	81,270	597,229	5,104,011	479,597	597,229	5,583,608	6,180,837	1,447,973
Millbrook, NY (A)	24,462	423,960	2,900,895	2,461,482	423,960	5,362,377	5,786,337	1,004,585
Rochester, NY (B)	68,311	571,583	5,227,630	100,814	571,583	5,328,444	5,900,027	1,358,655
Lima, OH (A)	94,953	530,000	4,664,000	496,619	530,000	5,160,619	5,690,619	1,135,846
Sadsburyville, PA (B)	78,875	462,749	5,146,579	42,412	462,749	5,188,991	5,651,740	1,377,275
Summerville, SC (B) (1)	76,360	345,160	2,989,159	141,555	345,160	3,130,714	3,475,874	799,473
Summerville, SC (B) (2)	43,210	188,766	1,605,405	36,887	188,766	1,642,292	1,831,058	419,224
West Henrietta, NY (A)	55,550	628,251	5,229,481	280,843	628,251	5,510,324	6,138,575	724,744
	829,249	$6,122,065	$53,470,167	$7,138,604	$6,122,065	$60,608,771	$66,730,836	$14,058,597

(A)
This property is held as collateral under the Revolver. There was no outstanding balance under the Revolver as of December 31, 2025.
(B)
This property is held as collateral under the Loan Agreement with an outstanding balance of $16,058,752 as of December 31, 2025.
(1)
SSG Summerville I LLC.
(2)
SSG Summerville II LLC.

Activity in storage properties during the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
Storage properties *
Balance at beginning of period	$67,115,898	$67,037,562
Improvements	326,637	78,336
Balance at end of period	67,442,535	67,115,898

Accumulated depreciation
Balance at beginning of period	(13,190,489)	(11,556,342)
Depreciation expense	(1,634,480)	(1,634,147)
Balance at end of period	(14,824,969)	(13,190,489)
Storage properties, net	$52,617,566	$53,925,409

* These amounts include equipment that is housed at the Company’s properties which is excluded from Schedule III above.

As of December 31, 2025, the aggregate cost of real estate for U.S. federal income tax purposes was $63,168,057.