Form 10-Q
period 2026-03-31
Global Self Storage, Inc.
filed 2026-05-08
CIK 1031235

su

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

Global Self Storage, Inc.

3814 Route 44

Millbrook, NY 12545

(212) 785-0900

(Address, including zip code, and telephone number, including area code, of Company’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	SELF	The Nasdaq Stock Market LLC

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value per share, as of May 7, 2026 was 11,421,732.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Real estate assets, net	$52,257,449	$52,617,566
Cash and cash equivalents	7,406,429	7,364,963
Restricted cash	16,798	106,444
Investments in securities	2,288,437	2,251,566
Accounts receivable	109,780	117,902
Prepaid expenses and other assets	831,996	802,382
Line of credit issuance costs, net	97,985	117,582
Interest rate cap	760	120
Goodwill	694,121	694,121
Total assets	$63,703,755	$64,072,646
Liabilities and equity
Note payable, net	$15,638,994	$15,785,874
Accounts payable and accrued expenses	1,769,891	1,750,382
Total liabilities	17,408,885	17,536,256
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 11,422,232 shares and 11,364,278 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	114,222	113,643
Additional paid in capital	50,014,395	49,909,603
Accumulated deficit	(3,833,747)	(3,486,856)
Total stockholders' equity	46,294,870	46,536,390
Total liabilities and stockholders' equity	$63,703,755	$64,072,646

See Notes to Consolidated Financial Statements (Unaudited).

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenues
Rental income	$3,050,304	$3,000,052
Other property related income	104,831	107,870
Management fees and other income	18,619	18,382
Total revenues	3,173,754	3,126,304
Expenses
Property operations	1,330,343	1,208,898
General and administrative	859,220	786,893
Depreciation and amortization	412,415	406,846
Total expenses	2,601,978	2,402,637
Operating income	571,776	723,667
Other income (expense)
Dividend and interest income	72,250	68,599
Unrealized gain (loss) on marketable equity securities	36,871	(13,345)
Interest expense	(203,878)	(223,769)
Total other expense, net	(94,757)	(168,515)
Net income and comprehensive income	$477,019	$555,152
Earnings per share
Basic	$0.04	$0.05
Diluted	$0.04	$0.05
Weighted average shares outstanding
Basic	11,212,499	11,140,788
Diluted	11,269,994	11,204,854

See Notes to Consolidated Financial Statements (Unaudited).

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

					Total
	Common stock		Additional paid in	Accumulated	stockholders'
	Shares	Par value	capital	deficit	equity
Balances at December 31, 2025	11,364,278	$113,643	$49,909,603	$(3,486,856)	$46,536,390
Restricted stock grants issued	57,954	579	(579)	—	—
Stock-based compensation	—	—	105,371	—	105,371
Net income	—	—	—	477,019	477,019
Dividends	—	—	—	(823,910)	(823,910)
Balances at March 31, 2026	11,422,232	$114,222	$50,014,395	$(3,833,747)	$46,294,870

See Notes to Consolidated Financial Statements (Unaudited).

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

					Total
	Common stock		Additional paid in	Accumulated	stockholders'
	Shares	Par Value	capital	deficit	equity
Balances at December 31, 2024	11,292,772	$112,927	$49,559,986	$(2,235,236)	$47,437,677
Restricted stock grants issued	45,994	460	(460)	—	—
Restricted stock grant forfeiture	(375)	(3)	3	—	—
Stock-based compensation	—	—	100,736	—	100,736
Net income	—	—	—	555,152	555,152
Dividends	—	—	—	(818,726)	(818,726)
Balances at March 31, 2025	11,338,391	$113,384	$49,660,265	$(2,498,810)	$47,274,839

See Notes to Consolidated Financial Statements (Unaudited).

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$477,019	$555,152
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	412,415	406,846
Unrealized (gain) loss on marketable equity securities	(36,871)	13,345
Unrealized (gain) loss on interest rate cap premium	(640)	12,539
Amortization of loan procurement costs	28,060	28,383
Stock-based compensation	105,371	100,736
Changes in operating assets and liabilities:
Accounts receivable	8,122	24,323
Prepaid expenses and other assets	(29,614)	4,411
Accounts payable and accrued expenses	16,069	(75,836)
Net cash provided by operating activities	979,931	1,069,899
Cash flows from investing activities
Improvements and equipment additions	(52,298)	(45,639)
Net cash used in investing activities	(52,298)	(45,639)
Cash flows from financing activities
Principal payments on note payable	(155,343)	(148,977)
Dividends paid	(820,470)	(815,286)
Net cash used in financing activities	(975,813)	(964,263)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(48,180)	59,997
Cash, cash equivalents, and restricted cash, beginning of period	7,471,407	7,210,061
Cash, cash equivalents, and restricted cash, end of period	$7,423,227	$7,270,058
Supplemental cash flow and noncash information
Cash paid for interest	$167,573	$174,121
Supplemental disclosure of noncash activities:
Dividends payable	$3,440	$3,440

See Notes to Consolidated Financial Statements (Unaudited).

GLOBAL SELF STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION

Global Self Storage, Inc. (the “Company,” “we,” “our,” “us”) is a self-administered and self-managed Maryland real estate investment trust (“REIT”) that owns, operates, manages, acquires, and redevelops self-storage properties (“stores” or “properties”) in the United States. As of March 31, 2026, through its wholly owned subsidiaries, the Company owned and/or managed thirteen self-storage properties in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with accounting standards generally accepted in the United States ("GAAP") for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The consolidated balance sheet as of December 31, 2025 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our unaudited consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$7,406,429	$7,364,963
Restricted cash	16,798	106,444
Total cash, cash equivalents, and restricted cash as shown in our unaudited consolidated statements of cash flows	$7,423,227	$7,471,407

Income Taxes

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain its qualification as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate it in a manner that enables it to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, it would be subject to federal income tax. In management's opinion, the requirements to maintain these elections are being fulfilled. The Company is subject to certain state and local taxes.

The Company has elected to treat its corporate subsidiary, SSG TRS LLC, as a taxable REIT subsidiary (“TRS”). In general, the Company’s TRS may perform additional services for tenants and may engage in any real estate or non-real estate related business. A TRS is subject to federal corporate income tax.

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. The Company has reviewed its tax positions and has concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on federal, state, and local income tax returns for open tax years (2023 – 2026), or are expected to be taken in the Company’s 2026 tax returns.

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

The Company evaluates goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value may be less than carrying amounts. If it is determined that the carrying amount of goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value, an impairment charge is recorded. There were no indicators of impairment to goodwill and real estate assets as of March 31, 2026, and no impairment charges were recorded for any periods presented herein.

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

Operating Segments

The Company has a single operating segment: rental operations which reflects the aggregated rental operations from our same-store portfolio consisting of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. As of March 31, 2026, we owned twelve same-store properties and zero non same-store properties. The Chief Executive Officer acts as the Company’s chief operating decision maker (CODM). The CODM uses net operating income ("NOI") to assess the performance of the business. NOI represents the Company's same-store property revenue less direct property operating expenses. To make resource allocation decisions for the Company’s single segment, the information used is consistent with that presented within the financial statements. Segment assets are reflected on the accompanying balance sheets and significant segment expenses are listed on the accompanying statements of operations.

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

3. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows

	March 31, 2026	December 31, 2025
Land	$6,122,065	$6,122,065
Buildings, improvements, and equipment	61,372,768	61,320,470
Self storage properties	67,494,833	67,442,535
Less: Accumulated depreciation	(15,237,384)	(14,824,969)
Real estate assets, net	$52,257,449	$52,617,566

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consisted of the following:

		Gross Unrealized
March 31, 2026	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,532,950	$—	$2,288,437
Total investment in marketable equity securities	$755,487	$1,532,950	$—	$2,288,437

		Gross Unrealized
December 31, 2025	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,496,079	$—	$2,251,566
Total investment in marketable equity securities	$755,487	$1,496,079	$—	$2,251,566

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2026 and December 31, 2025:

March 31, 2026	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,288,437	$—	$—	$2,288,437
Interest rate cap derivative	—	760	—	760
Total assets at fair value	$2,288,437	$760	$—	$2,289,197

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,251,566	$—	$—	$2,251,566
Interest rate cap derivative	—	120	—	120
Total assets at fair value	$2,251,566	$120	$—	$2,251,686

There were no assets transferred from level 1 to level 2 as of March 31, 2026. The Company did not have any level 3 assets or liabilities as of March 31, 2026.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximated their respective carrying values as of March 31, 2026. The estimated fair value of the Company’s outstanding debt was approximately $13,963,501 as of March 31, 2026. This estimate was based on market interest rates for comparable obligations, general market conditions, and maturity.

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

The following table summarizes the terms of the Company’s derivative financial instrument:

	Notional Amount			Effective	Maturity
Product	March 31, 2026	December 31, 2025	Strike	Date	Date
Cap Agreement	$7,500,000	$7,500,000	5.25%	7/10/2024	7/6/2027

The Company is potentially exposed to credit loss in the event of non-performance by the counterparty. The Company does not anticipate that the counterparty will fail to meet its obligations as they become due.

7. NOTE PAYABLE AND REVOLVING LINE OF CREDIT

Note Payable

On June 24, 2016, certain wholly owned subsidiaries of the Company (the “Term Loan Secured Subsidiaries”) entered into a loan agreement (the “Term Loan Agreement”) between the Term Loan Secured Subsidiaries and Insurance Strategy Funding IV, LLC (the “Term Loan Lender”). Under the Term Loan Agreement, the Term Loan Secured Subsidiaries borrowed from the Term Loan Lender the principal amount of $20 million pursuant to a promissory note (the “Term Loan Promissory Note”). The Term Loan Promissory Note bears an interest rate equal to 4.192% per annum and matures on July 1, 2036. Pursuant to a security agreement (the “Term Loan Security Agreement”), the obligations under the Term Loan Agreement are secured by certain real estate assets owned by the Term Loan Secured Subsidiaries.

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

The Term Loan Documents require the Term Loan Secured Subsidiaries and the Company to comply with certain covenants, including, among others, a minimum net worth test and other customary covenants. The Term Loan Lender may accelerate amounts outstanding under the Term Loan Documents upon the occurrence of an Event of Default (as defined in the Term Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. As of March 31, 2026, the Company was in compliance with these covenants.

The Company incurred loan procurement costs of $646,246 and such costs have been recorded as a reduction of the note payable on the consolidated balance sheets. The costs are amortized over the term of the loan using the effective interest method and are recorded as an adjustment to interest expense. The Company recorded amortization expense of $8,463 and $8,786 for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026 and December 31, 2025, the carrying value of the Company’s note payable is summarized as follows:

Note Payable	March 31, 2026	December 31, 2025
Principal balance outstanding	$15,903,408	$16,058,752
Less: Loan procurement costs, net	(264,414)	(272,878)
Total note payable, net	$15,638,994	$15,785,874

As of March 31, 2026, the note payable was secured by certain of the Company’s self storage properties with an aggregate net book value of approximately $22.4 million. The following table represents the future principal payment requirements on the note payable as of March 31, 2026:

2026 (9 months)	$477,563
2027	660,519
2028	688,746
2029	718,180
2030	748,871
2031 and thereafter	12,609,529
Total principal payments	$15,903,408

Revolving Line of Credit

On July 6, 2024, certain wholly owned subsidiaries (“Second Amended Credit Facility Secured Subsidiaries”) of the Company entered into a second amendment to the Credit Facility Loan Agreement (collectively, the “Second Amended Credit Facility Loan Agreement”) between the Second Amended Credit Facility Secured Subsidiaries and The Huntington National Bank ("Huntington"), successor by merger to TCF National Bank (“Second Amended Credit Facility Lender”). Under the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Secured Subsidiaries may borrow from the Second Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million on the first and second anniversary, respectively, pursuant to a promissory note (the “Second Amended Credit Facility Promissory Note”). The Second Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the SOFR or 0.25% and is due to mature on July 6, 2027, with an option to extend the maturity to July 6, 2028. As of March 31, 2026, the effective interest rate was approximately 6.7%. An annual unused facility fee is charged based on the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during the trailing twelve month period ending each June 30. The fee will be calculated at 0.25% per annum if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was greater than fifty percent, and will be calculated at 0.15% if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was less than or equal to fifty percent. The obligations under the Second Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Second Amended Credit Facility Secured Subsidiaries. The Company entered into a second amended and restated guaranty of payment as of July 6, 2024 (“Second Amended Credit Facility Guaranty,” and together with the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Promissory Note and related instruments, the “Second Amended Credit Facility Loan Documents”) to guarantee the payment to the Second Amended Credit Facility Lender of certain obligations of the Second Amended Credit Facility Secured Subsidiaries under the Second Amended Credit Facility Loan Agreement. The Company and the Second Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Second Amended Credit Facility Loan Documents.

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

The Company incurred issuance costs of $235,164 and $231,926 for the July 6, 2024 Second Amended Credit Facility Loan Agreement and the prior Amended Credit Facility Loan Agreement in July 6, 2021, respectively, and such costs are amortized as an adjustment to interest expense using the straight-line method, which approximates the effective interest method, over the term of the loan. The Company recorded amortization expense of $19,597 and $19,597 for the three months ended March 31, 2026 and 2025, respectively. There was no outstanding loan balance under the Revolving Line of Credit as of March 31, 2026 or December 31, 2025.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s secured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. The Company had right-of-use assets and lease liabilities related to its operating leases of $53,746 and $47,114, respectively, as of March 31, 2026 and $59,044 and $51,701, respectively, as of December 31, 2025. Such amounts are amortized using a straight-line method over the term of the lease, and are included in prepaid expenses and other assets and accounts payable and accrued expenses on the Company’s consolidated balance sheets, respectively. Amortization expense was $5,298 and $4,909 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were approximately 2.33 years and 7.34%, respectively.

As of March 31, 2026, the aggregate lease payments are $51,407 and the future minimum lease payments are $16,524, $22,032 and $12,851 for the years ending December 31, 2026, 2027 and 2028, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2026	2025
Net income	$477,019	$555,152
Earnings and dividends allocated to participating securities	(10,267)	(10,331)
Net income attributable to common stockholders	$466,752	$544,821
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	11,212,499	11,140,788
Net effect of dilutive unvested restricted stock awards included for treasury stock method	57,495	64,066
Average number of common shares outstanding - diluted	11,269,994	11,204,854
Earnings per common share
Basic	$0.04	$0.05
Diluted	$0.04	$0.05

Common stock dividends totaled $820,470 ($0.0725 per share) and $818,726 ($0.0725 per share) for the three months ended March 31, 2026 and 2025, respectively.

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and/or directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation, and/or their affiliates (collectively with the Company, the “Affiliates”). As of March 31, 2026, certain of the Affiliates and the Company’s directors and employees may be deemed to own, in the aggregate, approximately 12.2% of the outstanding common stock.

Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the Code and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. The aggregate compensation and benefits accrued and funded by the Company to MMC were $879,152 and $773,678 for the three months ended March 31, 2026 and 2025, respectively. Expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The aggregate administrative and support function expenses accrued and paid by the Company to Winco was $6,101 and $3,775 for the three months ended March 31, 2026 and 2025, respectively. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the Code. The Company's allocated matching expense was $32,636 and $28,749 for the three months ended March 31, 2026 and 2025, respectively. The Company had reimbursements payable to MMC and Winco for compensation, benefits, and administrative and support function expenses of $55,233 and $38,601 as of March 31, 2026 and December 31, 2025, respectively.

The Company currently reimburses monthly automobile expenses of $1,000 per month to its Chief Executive Officer and President, Mark C. Winmill. To the extent that the monthly payment under the Company’s automobile lease exceeds the current monthly reimbursement amount, Mr. Winmill voluntarily reimburses the Company for the excess amount. In this regard, Mr. Winmill has reimbursed the Company $12,162 and $6,832 for the automobile payments paid and due in 2026 and 2025, respectively.

During 2025, the Company leased office and storage space to certain Affiliates and earned income of $1,200.

11. CAPITAL STOCK

As of March 31, 2026, the Company was authorized to issue 450,000,000 shares of common stock, $0.01 par value per share of which 11,422,232 were issued and outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value per share, of which none has been issued.

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

The Company recorded $133,364 and $100,736, of expense related to restricted stock awards for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was $356,658 and $477,935 of unrecognized compensation expense related to unvested time-based and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted-average period of 2.7 years and 2.9 years for time-based and performance-based awards, respectively. The fair value of common stock awards is determined based on the closing trading price of the common stock on the grant date. Forfeitures are accounted for as they occur, compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition is reversed in the period of the forfeiture.

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

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2025	62,627	$4.51
Granted	26,728	$5.10
Vested	(12,596)	$4.80
Unvested at March 31, 2026	76,759	$4.67

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

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2025	75,872	$4.82
Granted	31,226	$5.10
Vested	(9,005)	$4.89
Unvested at March 31, 2026	98,093	$4.90

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with GAAP. Our Notes to Consolidated Financial Statements (Unaudited) contained elsewhere in this report describe the significant accounting policies essential to our unaudited consolidated financial statements. Preparation of our financial statements requires estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions that we have used are appropriate and correct based on information available at the time they were made. These estimates, judgments, and assumptions can affect our reported assets and liabilities as of the date of the financial statements, as well as the reported revenues and expenses during the period presented. If there are material differences between these estimates, judgments, and assumptions and actual facts, our financial statements may be affected.

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

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT that owns, operates, manages, acquires, and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible, and secure storage space for residential and commercial customers. As of March 31, 2026, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on Nasdaq under the symbol “SELF”.

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

On January 14, 2022, the Company entered into an At Market Offering Sales Agreement (the “Prior Sales Agreement”) with B. Riley Securities, Inc. (the “Prior Sales Agent”) pursuant to which the Company may sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000, through the Prior Sales Agent. During the twelve months ended December 31, 2022, under the Prior Sales Agreement, the Company sold and issued an aggregate of 373,833 shares of common stock and raised aggregate gross proceeds of approximately $2,272,628, less sales commissions of approximately $45,491 and other offering costs resulting in net proceeds of $2,008,436. There were no shares of common stock sold during the three months ended March 31, 2026 and March 31, 2025 under the Prior Sales Agreement. Effective April 4, 2025, the Company delivered written notice to the Prior Sales Agent terminating the Prior Sales Agreement and entered into a new at market offering sales agreement with another sales agent.

On July 6, 2024, certain wholly owned subsidiaries (“Second Amended Credit Facility Secured Subsidiaries”) of the Company entered into a second amendment to the Credit Facility Loan Agreement (collectively, the “Second Amended Credit Facility Loan Agreement”) between the Second Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Second Amended Credit Facility Lender”). Under the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Secured Subsidiaries may borrow from the Second Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million on the first and second anniversary, respectively, pursuant to a promissory note (the “Second Amended Credit Facility Promissory Note”). The Second Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month SOFR or 0.25% and is due to mature on July 6, 2027, with an option to extend the maturity to July 6, 2028. As of March 31, 2026, the effective interest rate was approximately 6.7%. An annual unused facility fee is charged based on the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during the trailing twelve month period ending each June 30. The fee will be calculated at 0.25% per annum if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was greater than fifty percent, and will be calculated at 0.15% if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was less than or equal to fifty percent. The obligations under the Second Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Second Amended Credit Facility Secured Subsidiaries. The Company entered into a second amended and restated guaranty of payment as of July 6, 2024 (“Second Amended Credit Facility Guaranty,” and together with the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Promissory Note and related instruments, the “Second Amended Credit Facility Loan Documents”) to guarantee the payment to the Second Amended Credit Facility Lender of certain obligations of the Second Amended Credit Facility Secured Subsidiaries under the Second Amended Credit Facility Loan Agreement. The Company and the Second Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Second Amended Credit Facility Loan Documents. The Company also maintains a bank account at the Second Amended Credit Facility Lender. As of March 31, 2026, we have no withdrawn proceeds under the Second Amended Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Second Amended Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

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

We continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not complete any acquisitions in the three months ended March 31, 2026. In addition, we may pursue third-party management opportunities of properties owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities. As of March 31, 2026, under our third-party management platform, Global MaxManagementSM, we managed one third-party owned property, which was previously rebranded as “Global Self Storage,” had 137,318-leasable square feet and was comprised of 619 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

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

The Company currently has capital resources totaling approximately $24.5 million, comprised of $7.4 million of cash, cash equivalents, and restricted cash and $2.3 million of marketable securities as of March 31, 2026, and $14.8 million available for withdrawal under the Second Amended Credit Facility Loan Agreement. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores. These capital resources allow us to continue to execute our strategic business plan, which includes funding acquisitions, either directly or through joint ventures; expansion projects at our existing properties; and broadening our revenue base and pipeline of potential acquisitions through developing Global MaxManagementSM, our third-party management platform. Our board of directors regularly reviews our strategic business plan, including topics and metrices like capital formation, debt versus equity ratios, dividend policy, use of capital and debt, funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) performance, and optimal cash levels. See the section titled "Non-GAAP Financial Measures" for the definition and use of FFO and AFFO.

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

Results of Operations for the Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025

Revenues

Total revenues increased from $3,126,304 during the three months ended March 31, 2025 to $3,173,754 during the three months ended March 31, 2026, an increase of 1.5%, or $47,450. Rental income increased from $3,000,052 during the three months ended March 31, 2025 to $3,050,304 during the three months ended March 31, 2026, an increase of 1.7%, or $50,252. The increase was primarily attributable to increases in occupancy and existing tenant rates under our proprietary revenue rate management program.

Other property related income consists of tenant insurance fees, sales of storage supplies, and other ancillary revenues. Other property related income decreased from $107,870 during the three months ended March 31, 2025 to $104,831 during the three months ended March 31, 2026, a decrease of 2.8%, or $3,039. The decrease was primarily attributable to lower merchandise sales as a result of our complimentary high security lock with new rentals marketing promotion.

Income from our third-party management platform consists of management fees and customer insurance fees. Management fees and other income increased from $18,382 during the three months ended March 31, 2025 to $18,619 during the three months ended March 31, 2026. The increase was primarily attributable to an increase in revenues at the third-party managed property.

Operating Expenses

Total operating expenses increased from $2,402,637 during the three months ended March 31, 2025 to $2,601,978 during the three months ended March 31, 2026, an increase of 8.3%, or $199,341, which was attributable primarily to an increase to store operating expenses and an increase in general and administrative expenses. Store operating expenses increased from $1,208,898 during the three months ended March 31, 2025 to $1,330,343 during the three months ended March 31, 2026, an increase of 10.0%, or $121,445. We experienced an increase in store operating expenses for the three months ended March 31, 2026, versus the same period in 2025, due primarily to increased expenses for employment costs and real estate property taxes.

General and administrative expenses increased from $786,893 during the three months ended March 31, 2025 to $859,220 during the three months ended March 31, 2026, an increase of 9.2%, or $72,327. The increase in general and administrative expenses during this period are primarily attributable to an increase to employment costs, and one-time professional fees related to the amendment and restatement of our equity incentive plan.

Depreciation and amortization increased from $406,846 during the three months ended March 31, 2025 to $412,415 during the three months ended March 31, 2026.

Operating Income

As a result of the operating effects noted above, operating income decreased from $723,667 during the three months ended March 31, 2025 to $571,776 during the three months ended March 31, 2026, a decrease of 21.0%, or $151,891.

Other income (expense)

Interest expense on debt decreased from $223,769 during the three months ended March 31, 2025 to $203,878 during the three months ended March 31, 2026. This decrease was attributable to the lower principal balance outstanding.

Dividend, interest, and other income was $68,599 during the three months ended March 31, 2025 and $72,250 during the three months ended March 31, 2026.

Unrealized losses on marketable equity securities was $13,345 during the three months ended March 31, 2025 and the unrealized gains on marketable equity securities was $36,871 during the three months ended March 31, 2026.

Net income

For the three months ended March 31, 2025, net income was $555,152, or $0.05 per fully diluted share, and for the three months ended March 31, 2026, net income was $477,019, or $0.04 per fully diluted share.

Distributions and Closing Market Prices

Distributions for each of the three months ended March 31, 2026 and 2025 were $0.0725 per share. The Company’s closing market price as of March 31, 2026 and March 31, 2025 was $5.11 and $5.04, respectively. Past market price performance and distribution levels do not guarantee similar results in the future.

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

Self Storage Portfolio

The following discussion and analysis of our same-store self storage operations are presented on a comparative basis for the three months ended March 31, 2026.

GLOBAL SELF STORAGE STORES

		Year Store	Number	Net Leasable	March 31, 2026 Square Foot	March 31, 2025 Square Foot
Property(1)	Address	Opened / Acquired	of Units	Square Feet	Occupancy %	Occupancy %
OWNED STORES
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	809	114,000	92.7%	92.2%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	180	29,283	89.4%	86.5%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	94.6%	92.5%
SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	547	76,385	94.1%	93.0%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 60419	1996 / 2016	759	94,931	91.1%	89.1%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	570	81,270	90.9%	93.9%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	258	24,462	97.0%	96.0%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	646	68,161	97.6%	96.5%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	696	78,875	93.7%	89.9%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	571	76,360	92.7%	90.2%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	248	43,210	93.2%	92.5%
SSG WEST HENRIETTA LLC	70 Erie Station Road, West Henrietta, NY 14586	2016 / 2019	484	55,550	90.9%	93.9%
TOTAL/AVERAGE SAME-STORES			6,420	829,077	93.1%	92.1%

MANAGED STORES
TPM EDMOND LLC	14000 N I 35 Service Rd, Edmond, OK 73013	2015 / 2019	619	137,318	96.8%	93.5%
TOTAL/AVERAGE MANAGED STORES			619	137,318	96.8%	93.5%

TOTAL/AVERAGE ALL OWNED/MANAGED STORES			7,039	966,395	93.6%	92.3%

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

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions, or new ground-up developments. As of March 31, 2026, we owned twelve same-store properties and zero non same-store properties. The Company believes that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, and NOI, stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions, or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy as of March 31, 2026 increased by 1.0% to 93.1% from 92.1% as of March 31, 2025.

Same-store revenues increased by 1.5% for the three months ended March 31, 2026 versus the same period in 2025. Same-store cost of operations increased by 10.0% for the three months ended March 31, 2026 versus the same period in 2025. Same-store NOI decreased by 3.9% for the three months ended March 31, 2026 versus the same period in 2025. The decrease in same-store NOI during the three months ended March 31, 2026 was due primarily to an increase in store operating expenses.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped maintain our overall average same-store occupancy of approximately 93% as of March 31, 2026. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty, resulting in strong referral and word-of-mouth market demand for our storage units and services. Another contributing factor to our results was our competitor move-in rate metrics analysis which employs internet data scraping and other methods to help keep our storage unit move-in rates “in the market,” and our proprietary revenue rate management program which helped increase existing tenant rates while optimizing store occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months Ended March 31,	2026	2025	Variance	% Change
Revenues	$3,155,135	$3,107,922	$47,213	1.5%
Cost of operations	$1,330,343	$1,208,898	$121,445	10.0%
Net operating income	$1,824,792	$1,899,024	$(74,232)	-3.9%
Depreciation and amortization	$366,115	$360,570	$5,545	1.5%
Net leasable square footage at period end*	829,077	829,498	(421)	-0.1%
Net leased square footage at period end	771,673	764,198	7,475	1.0%
Overall square foot occupancy at period end	93.1%	92.1%	1.0%	1.1%
Total annualized revenue per leased square foot	$16.35	$16.27	$0.08	0.5%
Total available leasable storage units*	6,420	6,424	(4)	-0.1%
Number of leased storage units	5,852	5,780	72	1.2%

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

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated (unaudited):

	Three Months Ended March 31,
	2026	2025
Net income	$477,019	$555,152
Adjustments:
Management fees and other income	(18,619)	(18,382)
General and administrative	859,220	786,893
Depreciation and amortization	412,415	406,846
Dividend and interest	(72,250)	(68,599)
Unrealized loss (gain) on marketable equity securities	(36,871)	13,345
Interest expense	203,878	223,769
Total same-store net operating income	$1,824,792	$1,899,024

	Three Months Ended March 31,
	2026	2025
Same-store revenues	$3,155,135	$3,107,922
Same-store cost of operations	1,330,343	1,208,898
Total same-store net operating income	$1,824,792	$1,899,024

Analysis of Same-Store Revenue

For the three months ended March 31, 2026, same-store revenue increased 1.5%, or $47,213 versus the same period in 2025. Same-store average overall square foot occupancy for all of the Company’s same-store properties increased to 93.1% as of March 31, 2026, up from 92.1% as of March 31, 2025.

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

As of March 31, 2026, we observed no material degradation in rent collections. However, we believe that our bad debt losses could increase from historical levels, due to (i) cumulative stress (such as inflation, recession fears, etc.) on our customers’ financial capacity and (ii) reduced rent recoveries from auctioned units.

We may experience a change in the move-out patterns of our long-term customers due to economic uncertainty. This could lead to lower occupancies and rent “roll down” as long-term customers are replaced with new customers at lower rates.

We currently expect rental income growth, if any, to come from a combination of the following: (i) continued existing tenant rent increases, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts, and (iv) higher occupancies. Our future rental income growth will likely also be dependent upon many factors for each market that we operate in, including, among other things, demand for self storage space, the level of competitor supply of self storage space, and the average length of stay of our tenants. Increasing existing tenant rental rates, generally on an annual basis, is a key component of our revenue growth. We typically determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs. We currently expect existing tenant rent increases for the remainder of 2026, if any, to be similar to those in the prior year.

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

Importantly, we continue to refine our proprietary revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to optimize each store’s occupancies and maximize our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high quality, long term tenants who we expect will be storing with us for years. As of March 31, 2026, our average tenant duration of stay was approximately 3.6 years, which was up from approximately 3.5 years as of March 31, 2025.

Analysis of Same-Store Cost of Operations

For the three months ended March 31, 2026 same-store cost of operations increased 10.0%, or $121,445, versus the same period in 2025. This increase in same-store cost of operations for the three months ended March 31, 2026 was due primarily to increased expenses for employment costs and real estate property taxes.

Employment. On-site store manager, regional manager, and district manager payroll expense increased 21.5%, or $74,371, for the three months ended March 31, 2026 versus the same period in 2025. The increase was due primarily to timing in routine employee hiring and departures and increased medical insurance expenses. We currently expect growth of store-level employment costs related to employee headcount to return to lower historic levels, which will be partially offset by inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores.

Real Estate Property Tax. Store property tax expense increased 14.7%, or $54,694, for the three months ended March 31, 2026, versus the same period in 2025. The increase was due primarily to increased property assessment valuations for certain properties in our portfolio. We are taking steps to appeal these reassessments as they arise, but there is no guarantee that these increased assessments will be reduced.

Administrative. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. Administrative expenses increased 0.8%, or $2,087, in the three months ended March 31, 2026, versus the same period in 2025. We currently expect moderate increases in other direct store costs in 2026.

Repairs and Maintenance. Repairs and maintenance expense decreased 2.8%, or $1,317, for the three months ended March 31, 2026, versus the same period in 2025. These expenses decreased during the three months ended March 31, 2026, versus the same period in 2025 primarily due to one-time repairs and maintenance.

Utilities. Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Also, affecting our utilities expenses over time is our ongoing LED light replacement program at all of our stores which has resulted in lower electricity usage. Utilities expense increased 0.5%, or $542, for the three months ended March 31, 2026, versus the same period in 2025. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates partially offset by lower usage resulting in higher utility costs for the remainder of 2026.

Landscaping. Landscaping expenses, which include snow removal costs, increased 10.8%, or $4,791, for the three months ended March 31, 2026, versus the same period in 2025. The increase in landscaping expense during the three months ended March 31, 2026 versus the same period in 2025 was primarily due to one-off snow removal costs and inflationary increases during the three months ended March 31, 2026. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense for the remainder of 2026, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing. Marketing expense is comprised principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly in the short term in response to these factors. Marketing expense increased 7.3%, or $6,389, for the three months ended March 31, 2026, versus the same period in 2025. Based upon current trends in move-ins, move-outs, and occupancies, we currently expect marketing expense to increase at a nominal rate for the remainder of 2026.

General. Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. General expenses decreased 16.9%, or $21,163, for the three months ended March 31, 2026, versus the same period in 2025. The decrease in general expenses during the three months ended March 31, 2026 versus the same period in 2025 was primarily due to one-off cloud-based software expenses during the three months ended March 31, 2025. We currently expect moderate increases in direct store costs during the remainder of 2026.

Lien Administration. Lien administration expenses increased $1,282, in the three months ended March 31, 2026, versus the same period in 2025.

Analysis of Global Self Storage FFO and AFFO

The following tables present reconciliation and computation of net income to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share (unaudited):

	Three Months Ended March 31,
	2026	2025
Net income	$477,019	$555,152
Eliminate items excluded from FFO:
Unrealized (gain) loss on marketable equity securities	(36,871)	13,345
Depreciation and amortization	412,415	406,846
FFO attributable to common stockholders	852,563	975,343
Adjustments:
Compensation expense related to stock-based awards	105,371	100,736
AFFO attributable to common stockholders	$957,934	$1,076,079

Earnings per share attributable to common stockholders - basic	$0.04	$0.05
Earnings per share attributable to common stockholders - diluted	$0.04	$0.05
FFO per share - diluted	$0.08	$0.09
AFFO per share - diluted	$0.08	$0.10

Weighted average shares outstanding - basic	11,212,499	11,140,788
Weighted average shares outstanding - diluted	11,269,994	11,204,854

FFO decreased 12.6%, or $122,780, for the three months ended March 31, 2026, versus the same period in 2025. FFO per diluted share decreased from $0.09 per share to $0.08 per share, for the three months ended March 31, 2026, versus the same period in 2025. AFFO decreased 11.0%, or $118,145, for the three months ended March 31, 2026, versus the same period in 2025. AFFO per diluted share decreased from $0.10 per share to $0.08 per share, for the three months ended March 31, 2026, versus the same period in 2025.

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

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains and losses on the Company’s investment in marketable equity securities for the three months ended March 31, 2026 was a gain of 36,871. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we may liquidate our investment in marketable equity securities and potentially realize gains or losses. As of March 31, 2026, our cumulative unrealized gain on marketable equity securities was $1,532,950. There were no realized gains or losses for the three months ended March 31, 2026.

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

Item 1A. Risk Factors.

The risk factors that affect our business and financial results are discussed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the three months ended March 31, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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

101. The following materials from Global Self Storage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, are formatted in Inline XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations and Comprehensive Income, (3) Consolidated Statement of Stockholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) the Notes to Consolidated Financial Statements (Unaudited).

X

104. The cover page from the Company’s Quarterly report on Form 10-Q for the quarter ended March 31, 2026 has been formatted in Inline XBRL (eXtensible Business Reporting Language) and is included in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: May 8, 2026	/s/ Mark C. Winmill
	By:	Mark C. Winmill, Chief Executive Officer, President and Chairman of the Board of Directors
(Signing on behalf of the registrant as Principal Executive Officer)

Date: May 8, 2026	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer, Chief Accounting Officer, Treasurer and Senior Vice President
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)