Form 10-Q
period 2026-09-30
Global Self Storage, Inc.
filed 2026-11-06
CIK 1031235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

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

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of November 5, 2026 was 11,421,750.

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

●

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

●

risks associated with downturns in the national and local economies in the markets in which we operate, including the effects of inflation, tariffs, changes in interest rates, wage stagnation and other economic pressures on our customers and on demand for self storage, occupancy levels, rental rates, fees and rent collections;

●

the impact of competition from new and existing self storage and commercial properties and other storage alternatives, including their effects on our ability to maintain or increase occupancy levels, rental rates and revenues;

●	risks related to the evaluation, financing, integration, and management of acquired and redeveloped properties into our existing operations;

●	risks related to our redevelopment of properties and expansions and related lease up at our existing properties and/or participation in joint ventures;

●	risks of ongoing litigation and other legal and regulatory actions, which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business;

●

the impact of the regulatory environment under federal, state, and local laws and regulations including, without limitation, those governing the environment, taxes and our tenant insurance business and real estate investment trusts (“REITs”), and risks related to the impact of new laws and regulations;

●	risk of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with challenges to intercompany transactions with our taxable REIT subsidiaries;

●	changes in federal or state tax laws related to the taxation of REITs, which could adversely affect our qualification or tax treatment as a REIT;

●	increases in taxes, fees and assessments from state and local jurisdictions;

●

security breaches, cyberattacks, ransomware events, data-privacy incidents, fraudulent payments, or failures of our networks, systems or technology or those of our vendors or third-party service providers, which could disrupt our operations, compromise confidential information or adversely affect our relationships with customers and employees;

●

financing risks, including reduced availability and increased costs of external capital, the risk of over-leverage, default on our indebtedness and an inability to refinance existing or future indebtedness on favorable terms or at all;

●	adverse market trends in the self storage and real estate industries, changes in interest rates, conditions in the debt and lending markets, or changes in the general economy;

●	the timing of acquisitions and execution on our acquisition pipeline;

●	general volatility of the securities markets in which we participate;

●	changes in the value of our assets;

●

changes in interest rates and the degree to which our hedging strategies may or may not protect us from interest rate volatility, and the risk of counterparty nonperformance in connection with our derivative financial instruments;

●	increases in operating costs, including labor, insurance, utilities, property taxes and other general operating expenses;

●	risks related to continuing to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;

●	changes in the availability and cost of qualified personnel, including increased compensation, benefits and other labor costs, and the loss of key members of management;

●	difficulties in raising capital at a reasonable cost;

●	fiscal policies or inaction at the U.S. federal government level, which may lead to federal government shutdowns or negative impacts on the U.S. economy;

●	estimates relating to our ability to make distributions to our stockholders in the future; and

●	economic uncertainty due to the impact of terrorism, natural disasters, infectious or contagious diseases or pandemics, geopolitical conflicts, civil unrest, trade restrictions or tariffs, or war.

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Real estate assets, net	$51,566,168	$52,617,566
Cash and cash equivalents	7,399,134	7,364,963
Restricted cash	55,323	106,444
Investments in securities	2,325,599	2,251,566
Accounts receivable	144,778	117,902
Prepaid expenses and other assets	964,372	802,382
Line of credit issuance costs, net	58,791	117,582
Interest rate cap	1,597	120
Goodwill	694,121	694,121
Total assets	$63,209,883	$64,072,646
Liabilities and equity
Note payable, net	$15,340,066	$15,785,874
Accounts payable and accrued expenses	1,813,173	1,750,382
Total liabilities	17,153,239	17,536,256
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value: 50,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value: 450,000,000 shares authorized; 11,421,812 shares and 11,364,278 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	114,218	113,643
Additional paid in capital	50,186,000	49,909,603
Accumulated deficit	(4,243,574)	(3,486,856)
Total stockholders' equity	46,056,644	46,536,390
Total liabilities and stockholders' equity	$63,209,883	$64,072,646

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental income	$3,117,927	$3,099,499	$9,256,571	$9,162,139
Other property related income	108,013	107,911	320,407	328,789
Management fees and other income	18,575	18,261	55,732	55,425
Total revenues	3,244,515	3,225,671	9,632,710	9,546,353
Expenses
Property operations	1,270,485	1,239,432	3,875,538	3,627,372
General and administrative	780,492	826,220	2,470,390	2,391,807
Depreciation and amortization	416,324	409,303	1,244,004	1,223,865
Business development	—	22,286	—	22,286
Total expenses	2,467,301	2,497,241	7,589,932	7,265,330
Operating income	777,214	728,430	2,042,778	2,281,023
Other income (expense)
Dividend and interest income	68,995	75,675	213,716	217,404
Unrealized (loss) gain on marketable equity securities	(229,231)	(98,704)	74,033	(135,497)
Interest expense	(200,286)	(209,142)	(607,201)	(647,303)
Total other expense, net	(360,522)	(232,171)	(319,452)	(565,396)
Net income and comprehensive income	$416,692	$496,259	$1,723,326	$1,715,627
Earnings per share
Basic	$0.04	$0.04	$0.15	$0.15
Diluted	$0.04	$0.04	$0.15	$0.15
Weighted average shares outstanding
Basic	11,249,177	11,174,369	11,231,836	11,158,957
Diluted	11,304,316	11,232,624	11,286,648	11,218,892

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

			Additional		Total
	Common stock		paid in	Accumulated	stockholders'
	Shares	Par value	capital	deficit	equity
Balances at December 31, 2025	11,364,278	$113,643	$49,909,603	$(3,486,856)	$46,536,390
Restricted stock grants issued	57,954	579	(579)	—	—
Stock-based compensation	—	—	105,371	—	105,371
Net income	—	—	—	477,019	477,019
Dividends	—	—	—	(823,910)	(823,910)
Balances at March 31, 2026	11,422,232	114,222	50,014,395	(3,833,747)	46,294,870
Restricted stock grants issued	188	2	(2)	—	—
Restricted stock grants forfeiture	(1,000)	(10)	10	—	—
Stock-based compensation	—	—	84,816	—	84,816
Net income	—	—	—	829,615	829,615
Dividends	—	—	—	(828,053)	(828,053)
Balances at June 30, 2026	11,421,420	114,214	50,099,219	(3,832,185)	46,381,248
Restricted stock grants issued	392	4	(4)	—	—
Stock-based compensation	—	—	86,785	—	86,785
Net income	—	—	—	416,692	416,692
Dividends	—	—	—	(828,081)	(828,081)
Balances at September 30, 2026	11,421,812	$114,218	$50,186,000	$(4,243,574)	$46,056,644

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

			Additional		Total
	Common stock		paid in	Accumulated	stockholders'
	Shares	Par Value	capital	deficit	equity
Balances at December 31, 2024	11,292,772	$112,927	$49,559,986	$(2,235,236)	$47,437,677
Restricted stock grants issued	45,994	460	(460)	—	—
Restricted stock grant forfeiture	(375)	(3)	3	—	—
Stock-based compensation	—	—	100,736	—	100,736
Net income	—	—	—	555,152	555,152
Dividends	—	—	—	(818,726)	(818,726)
Balances at March 31, 2025	11,338,391	113,384	49,660,265	(2,498,810)	47,274,839
Restricted stock grants issued	350	3	(3)	—	—
Restricted stock grant forfeiture	(500)	(5)	5	—	—
Stock-based compensation	—	—	72,218	—	72,218
Net income	—	—	—	664,216	664,216
Dividends	—	—	—	(822,009)	(822,009)
Balances at June 30, 2025	11,338,241	113,382	49,732,485	(2,656,603)	47,189,264
Restricted stock grants issued	292	3	(3)	—	—
Restricted stock grant forfeiture	(813)	(8)	8	—	—
Stock-based compensation	—	—	70,948	—	70,948
Net income	—	—	—	496,259	496,259
Dividends	—	—	—	(821,985)	(821,985)
Balances at September 30, 2025	11,337,720	$113,377	$49,803,438	$(2,982,329)	$46,934,486

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$1,723,326	$1,715,627
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,244,004	1,223,865
Unrealized (gain) loss on marketable equity securities	(74,033)	135,497
Unrealized (gain) loss on interest rate cap premium	(1,477)	18,276
Amortization of loan procurement costs	83,931	84,911
Stock-based compensation	276,972	243,902
Changes in operating assets and liabilities:
Accounts receivable	(26,876)	22,899
Prepaid expenses and other assets	(161,990)	(237,547)
Accounts payable and accrued expenses	54,823	246,591
Net cash provided by operating activities	3,118,680	3,454,021
Cash flows from investing activities
Improvements and equipment additions	(192,606)	(208,570)
Net cash used in investing activities	(192,606)	(208,570)
Cash flows from financing activities
Principal payments on note payable	(470,948)	(451,647)
Dividends paid	(2,472,076)	(2,459,280)
Net cash used in financing activities	(2,943,024)	(2,910,927)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(16,950)	334,524
Cash, cash equivalents, and restricted cash, beginning of period	7,471,407	7,210,061
Cash, cash equivalents, and restricted cash, end of period	$7,454,457	$7,544,585
Supplemental cash flow and noncash information
Cash paid for interest	$497,061	$517,646
Supplemental disclosure of noncash activities:
Dividends payable	$7,968	$3,440

See notes to unaudited consolidated financial statements.

GLOBAL SELF STORAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION

Global Self Storage, Inc. (the “Company,” “we,” “our,” “us”) is a self-administered and self-managed Maryland real estate investment trust (“REIT”) that owns, operates, manages, acquires, and redevelops self storage properties (“stores” or “properties”) in the United States. As of  September 30, 2026, through its wholly owned subsidiaries, the Company owned and/or managed thirteen self storage properties in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented on the accrual basis of accounting in accordance with accounting standards generally accepted in the United States ("GAAP") for interim financial information, and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2026. The consolidated balance sheet as of  December 31, 2025 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2025.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our unaudited consolidated balance sheets to the total amount shown in our consolidated statements of cash flows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$7,399,134	$7,364,963
Restricted cash	55,323	106,444
Total cash, cash equivalents, and restricted cash as shown in our unaudited consolidated statements of cash flows	$7,454,457	$7,471,407

Income Taxes

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain its qualification as a REIT, the Company is generally required to distribute at least 90% of its REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gain) to its stockholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to stockholders. The Company plans to continue to operate in a manner that enables it to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, it would be subject to federal income tax. In management's opinion, the requirements to maintain these elections are being fulfilled. The Company is subject to certain state and local taxes.

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

The Company evaluates goodwill for impairment annually and whenever relevant events, circumstances, and other related factors indicate that fair value may be less than carrying amounts. If it is determined that the carrying amount of goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value, an impairment charge is recorded. There were no indicators of impairment to goodwill and real estate assets as of  September 30, 2026, and no impairment charges were recorded for any periods presented herein.

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

Operating Segments

The Company has a single operating segment: rental operations, which reflects the aggregated rental operations from our same-store portfolio consisting of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. As of  September 30, 2026, we owned twelve same-store properties and zero non-same-store properties. The Chief Executive Officer acts as the Company’s chief operating decision maker (CODM). The CODM uses net operating income ("NOI") to assess the performance of the business.  NOI represents the Company's same-store property revenue less direct property operating expenses.  To make resource allocation decisions for the Company’s single segment, the information used is consistent with that presented within the financial statements.  Segment assets are reflected on the accompanying balance sheets and significant segment expenses are listed on the accompanying statements of operations.

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

3. REAL ESTATE ASSETS

The carrying value of the Company’s real estate assets is summarized as follows:

	September 30, 2026	December 31, 2025
Land	$6,122,065	$6,122,065
Buildings, improvements, and equipment	61,513,076	61,320,470
Self storage properties	67,635,141	67,442,535
Less: Accumulated depreciation	(16,068,973)	(14,824,969)
Real estate assets, net	$51,566,168	$52,617,566

4. MARKETABLE EQUITY SECURITIES

Investments in marketable equity securities consisted of the following:

		Gross Unrealized
September 30, 2026	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,570,112	$—	$2,325,599
Total investment in marketable equity securities	$755,487	$1,570,112	$—	$2,325,599

		Gross Unrealized
December 31, 2025	Cost Basis	Gains	Losses	Value
Investment in marketable equity securities
Common stocks	$755,487	$1,496,079	$—	$2,251,566
Total investment in marketable equity securities	$755,487	$1,496,079	$—	$2,251,566

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of  September 30, 2026 and  December 31, 2025:

September 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,325,599	$—	$—	$2,325,599
Interest rate cap derivative	—	1,597	—	1,597
Total assets at fair value	$2,325,599	$1,597	$—	$2,327,196

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Marketable equity securities	$2,251,566	$—	$—	$2,251,566
Interest rate cap derivative	—	120	—	120
Total assets at fair value	$2,251,566	$120	$—	$2,251,686

There were no assets transferred from level 1 to level 2 as of  September 30, 2026. The Company did not have any level 3 assets or liabilities as of  September 30, 2026.

The fair values of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses approximated their respective carrying values as of  September 30, 2026. The estimated fair value of the Company’s outstanding debt was approximately $13,911,613 as of  September 30, 2026. This estimate was based on market interest rates for comparable obligations, general market conditions, and maturity.

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

The following table summarizes the terms of the Company’s derivative financial instrument:

	Notional Amount			Effective	Maturity
Product	September 30, 2026	December 31, 2025	Strike	Date	Date
Cap Agreement	$7,500,000	$7,500,000	5.25%	7/10/2024	7/6/2027

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

The Term Loan Documents require the Term Loan Secured Subsidiaries and the Company to comply with certain financial and other covenants, including, among others, a minimum net worth test and other customary covenants. The Term Loan Lender may accelerate amounts outstanding under the Term Loan Documents upon the occurrence of an Event of Default (as defined in the Term Loan Agreement) including, but not limited to, the failure to pay amounts due or commencement of bankruptcy proceedings. As of  September 30, 2026, the Company was in compliance with these covenants.

The Company incurred loan procurement costs of $646,246 and such costs have been recorded as a reduction of the note payable on the consolidated balance sheets. The costs are amortized over the term of the loan using the effective interest method and are recorded as an adjustment to interest expense. The Company recorded amortization expense of $8,296 and $8,627 for the three months ended  September 30, 2026 and 2025, respectively, and $25,140 and $26,120 for the nine months ended September 30, 2026 and 2025, respectively.

As of  September 30, 2026 and  December 31, 2025, the carrying value of the Company’s note payable is summarized as follows:

Note Payable	September 30, 2026	December 31, 2025
Principal balance outstanding	$15,587,804	$16,058,752
Less: Loan procurement costs, net	(247,738)	(272,878)
Total note payable, net	$15,340,066	$15,785,874

As of  September 30, 2026, the note payable was secured by certain of the Company’s self storage properties with an aggregate net book value of approximately $22.1 million. The following table represents the future principal payment requirements on the note payable as of  September 30, 2026:

2026 (3 months)	$160,856
2027	660,519
2028	688,746
2029	718,180
2030	748,871
2031 and thereafter	12,610,632
Total principal payments	$15,587,804

Revolving Line of Credit

On July 6, 2024, certain wholly owned subsidiaries (“Second Amended Credit Facility Secured Subsidiaries”) of the Company entered into a second amendment to the Credit Facility Loan Agreement (collectively, the “Second Amended Credit Facility Loan Agreement”) with The Huntington National Bank ("Huntington"), successor by merger to TCF National Bank (“Second Amended Credit Facility Lender”). Under the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Secured Subsidiaries may borrow from the Second Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million on the first and second anniversary, respectively, pursuant to a promissory note (the “Second Amended Credit Facility Promissory Note”). The Second Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the One Month Secured Overnight Financing Rate ("SOFR") or 0.25% and is due to mature on July 6, 2027, with an option to extend the maturity to July 6, 2028. As of September 30, 2026, the effective interest rate was approximately 6.9%. An annual unused facility fee is charged based on the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during the trailing twelve month period ending each June 30. The fee will be calculated at 0.25% per annum if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was greater than fifty percent, and will be calculated at 0.15% if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was less than or equal to fifty percent. The obligations under the Second Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Second Amended Credit Facility Secured Subsidiaries. The Company entered into a second amended and restated guaranty of payment as of July 6, 2024 (“Second Amended Credit Facility Guaranty,” and together with the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Promissory Note and related instruments, the “Second Amended Credit Facility Loan Documents”) to guarantee the payment to the Second Amended Credit Facility Lender of certain obligations of the Second Amended Credit Facility Secured Subsidiaries under the Second Amended Credit Facility Loan Agreement. The Company and the Second Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Second Amended Credit Facility Loan Documents.

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

On July 8, 2024, in connection with the Second Amended Credit Facility Loan Agreement, the Company entered into a swap transaction for an interest rate derivative with Huntington (the "Cap Rate Agreement") effective July 10, 2024. The notional amount and strike rate are $7,500,000 and 5.25%, respectively. The cost of the initial premium was $57,000 and will be carried as an asset on the balance sheet at fair value. The Cap Rate Agreement terminates on July 6, 2027.

The Company incurred issuance costs of $235,164 and $231,926 for the July 6, 2024 Second Amended Credit Facility Loan Agreement and the prior Amended Credit Facility Loan Agreement on July 6, 2021, respectively, and such costs are amortized as an adjustment to interest expense using the straight-line method, which approximates the effective interest method, over the term of the loan. The Company recorded amortization expense of $19,597 and $19,597 for the three months ended  September 30, 2026 and 2025, respectively, and $58,791 and $58,791 for the nine months ended September 30, 2026 and 2025, respectively. There was no outstanding loan balance under the revolving line of credit as of  September 30, 2026 or  December 31, 2025.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s secured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. The Company had right-of-use assets and lease liabilities related to its operating leases of $42,895 and $37,684, respectively, as of  September 30, 2026 and $59,044 and $51,701, respectively, as of  December 31, 2025. Such amounts are amortized using a straight-line method over the term of the lease, and are included in prepaid expenses and other assets and accounts payable and accrued expenses on the Company’s consolidated balance sheets, respectively. Amortization expense was $5,469 and $9,638 for the three months ended  September 30, 2026 and 2025, respectively, and $16,149 and $19,503 for the nine months ended September 30, 2026 and 2025, respectively. As of  September 30, 2026, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were approximately 1.83 years and 7.34%, respectively.

As of  September 30, 2026, the aggregate lease payments are $40,391 and the future minimum lease payments are $5,508, $22,032 and $12,851 for the years ending December 31, 2026, 2027 and 2028, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$416,692	$496,259	$1,723,326	$1,715,627
Earnings and dividends allocated to participating securities	(11,398)	(10,868)	(34,242)	(33,080)
Net income attributable to common stockholders	$405,294	$485,391	$1,689,084	$1,682,547
Weighted average common shares outstanding:
Average number of common shares outstanding - basic	11,249,177	11,174,369	11,231,836	11,158,957
Net effect of dilutive unvested restricted stock awards included for treasury stock method	55,139	58,255	54,812	59,935
Average number of common shares outstanding - diluted	11,304,316	11,232,624	11,286,648	11,218,892
Earnings per common share
Basic	$0.04	$0.04	$0.15	$0.15
Diluted	$0.04	$0.04	$0.15	$0.15

Common stock dividends totaled $828,081 ($0.0725 per share) and $821,985 ($0.0725 per share) for the three months ended  September 30, 2026 and 2025, respectively, and $2,480,044 ($0.2175 per share) and $2,462,720 ($0.2175 per share) for the nine months ended September 30, 2026 and 2025, respectively.

10. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company also serve as officers and/or directors of Winmill & Co. Incorporated (“Winco”), Bexil Corporation, Tuxis Corporation, and/or their affiliates (collectively with the Company, the “Affiliates”). As of  September 30, 2026, certain of the Affiliates and the Company’s directors and employees may be deemed to own, in the aggregate, approximately 13.0% of the outstanding common stock.

Pursuant to an arrangement between a professional employer organization (“PEO”) and the Affiliates, the PEO provides payroll, benefits, compliance, and related services for employees of the Affiliates in accordance with applicable rules and regulations under the Code and, in connection therewith, Midas Management Corporation (“MMC”), a subsidiary of Winco, acts as a conduit payer of compensation and benefits to the Affiliates’ employees including those who are concurrently employed by the Company and its Affiliates. The aggregate compensation and benefits accrued and funded by the Company to MMC were $824,632 and $792,472 for the three months ended  September 30, 2026 and 2025, respectively, and $2,529,653 and $2,335,477 for the nine months ended September 30, 2026 and 2025, respectively. Expenses for various concurrently used administrative and support functions incurred by the Affiliates are allocated at cost among them. The aggregate administrative and support function expenses accrued and paid by the Company to Winco were $5,160 and $9,158 for the three months ended  September 30, 2026 and 2025, respectively, and $17,274 and $19,864 for the nine months ended September 30, 2026 and 2025, respectively. The Affiliates participate in a 401(k) retirement savings plan for substantially all qualified employees. A matching expense based upon a percentage of contributions to the plan by eligible employees is incurred and allocated among the Affiliates. The matching expense is accrued and funded on a current basis and may not exceed the amount permitted as a deductible expense under the Code. The Company's allocated matching expense was $25,445 and $24,100 for the three months ended  September 30, 2026 and 2025, respectively, and $88,374 and $81,721 for the nine months ended September 30, 2026 and 2025, respectively. The Company had reimbursements payable to MMC and Winco for compensation, benefits, and administrative and support function expenses of $31,653 and $38,601 as of  September 30, 2026 and  December 31, 2025, respectively.

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

During 2025, the Company leased office and storage space to certain Affiliates and earned income of $1,200. The leases were terminated in December 2025.

11. CAPITAL STOCK

As of  September 30, 2026, the Company was authorized to issue 450,000,000 shares of common stock, $0.01 par value per share, of which 11,421,812 were issued and outstanding. The Company was also authorized to issue 50,000,000 shares of preferred stock, $0.01 par value per share, of which none has been issued.

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

As of  September 30, 2026, 1,219,229 shares of common stock were available for issuance under the Amended Plan. The Amended Plan is designed to provide equity-based incentives to certain eligible persons, as defined in the Amended Plan, in the form of options, share appreciation rights, restricted stock, restricted stock units, dividend equivalent rights or other forms of equity-based compensation as determined in the discretion of the Board of Directors, the Compensation Committee of the Board of Directors, or other designee thereof.

The Company recorded $86,785 and $70,948 of expense related to restricted stock awards for the three months ended  September 30, 2026 and 2025, respectively, and $276,972 and $243,902 of expense related to restricted stock awards for the nine months ended September 30, 2026 and 2025, respectively. As of  September 30, 2026, there was $277,833 and $383,055 of unrecognized compensation expense related to unvested time-based and performance-based restricted stock awards, respectively. That cost is expected to be recognized over a weighted-average period of 2.3 years and 2.6 years for time-based and performance-based awards, respectively. The fair value of common stock awards is determined based on the closing trading price of the common stock on the grant date. Forfeitures are accounted for as they occur, compensation cost previously recognized for an award that is forfeited because of a failure to satisfy a service or performance condition is reversed in the period of the forfeiture.

Time-Based Restricted Stock Grants

These time-based grants vest solely based on continued employment, with 6.25% of the shares eligible to vest on each three-month anniversary of the grant date during the remaining four-year time vesting period. Time-based restricted stock cannot be transferred during the vesting period. These time-based restricted stock grants entitle the holder to voting rights and dividends paid by the Company on shares of its common stock, including unvested shares.

A summary of the Company’s time-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Time-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2025	62,627	$4.51
Granted	27,308	$5.10
Vested	(29,221)	$4.70
Forfeited	(1,000)	$5.10
Unvested at September 30, 2026	59,714	$4.68

Performance-Based Restricted Stock Grants

Performance-based restricted stock grants vest based on continued employment and the achievement of certain funds from operations, as adjusted (“AFFO”) and same-store revenue growth (“SSRG”) goals by the Company during the year of the grant. Each of these performance components is weighted 50% and are measured over the performance cycle, which is defined as the year ending on December 31st in the year of the grant. At the end of the performance cycle, the financial performance components are reviewed to determine the number of shares actually earned, which can be as low as 0% of shares granted and up to a maximum of 200% of shares granted. The shares which are earned will remain subject to quarterly vesting during the remaining four-year time vesting period. Dividends paid by the Company prior to the determination of how many shares are earned will be retained by the Company and released only with respect to earned shares. If a Change in Control (as defined in the Plan) occurs, the number of shares earned will equal the greater of the number of shares granted and the number of shares which would have been earned based on the AFFO and SSRG through the date of the Change in Control. If following a Change in Control, a grantee is terminated by the Company without Cause or by the grantee with Good Reason (as each is defined in the Amended Plan), all unvested restricted stock will fully vest.

A summary of the Company’s performance-based restricted stock grant activity is as follows:

		Weighted-Average
		Grant-Date
Performance-Based Restricted Stock Grants	Shares	Fair Value
Unvested at December 31, 2025	75,872	$4.82
Granted	31,226	$5.10
Vested	(24,643)	$4.83
Unvested at September 30, 2026	82,455	$4.92

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

Management’s Discussion and Analysis Overview

The Company is a self-administered and self-managed REIT that owns, operates, manages, acquires, and redevelops self storage properties (“stores” or “properties”) in the United States. Our stores are designed to offer affordable, easily accessible, and secure storage space for residential and commercial customers. As of September 30, 2026, the Company owned and operated, or managed, through its wholly owned subsidiaries, thirteen stores located in Connecticut, Illinois, Indiana, New York, Ohio, Pennsylvania, South Carolina, and Oklahoma. The Company was formerly registered under the Investment Company Act of 1940, as amended (the “1940 Act”) as a non-diversified, closed-end management investment company. The Securities and Exchange Commission’s (“SEC”) order approving the Company’s application to deregister from the 1940 Act was granted on January 19, 2016. On January 19, 2016, the Company changed its name to Global Self Storage, Inc. from Self Storage Group, Inc., changed its SEC registration from an investment company to an operating company reporting under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed its common stock on Nasdaq under the symbol “SELF”.

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

On January 14, 2022, the Company entered into an At the Market Offering Sales Agreement (the “Prior Sales Agreement”) with B. Riley Securities, Inc. (the “Prior Sales Agent”) pursuant to which the Company could sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000, through the Prior Sales Agent. During the twelve months ended December 31, 2022, under the Prior Sales Agreement, the Company sold and issued an aggregate of 373,833 shares of common stock and raised aggregate gross proceeds of approximately $2,272,628, less sales commissions of approximately $45,491 and other offering costs resulting in net proceeds of $2,008,436.  Effective April 4, 2025, the Company delivered written notice to the Prior Sales Agent terminating the Prior Sales Agreement and entered into a new at the market offering sales agreement with another sales agent.

On July 6, 2024, certain wholly owned subsidiaries (“Second Amended Credit Facility Secured Subsidiaries”) of the Company entered into a second amendment to the Credit Facility Loan Agreement (collectively, the “Second Amended Credit Facility Loan Agreement”) between the Second Amended Credit Facility Secured Subsidiaries and The Huntington National Bank, successor by merger to TCF National Bank (“Second Amended Credit Facility Lender”). Under the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Secured Subsidiaries may borrow from the Second Amended Credit Facility Lender in the principal amount of up to $15 million, reduced to $14.75 million and $14.5 million on the first and second anniversary, respectively, pursuant to a promissory note (the “Second Amended Credit Facility Promissory Note”). The Second Amended Credit Facility Promissory Note bears an interest rate equal to 3% plus the greater of the SOFR or 0.25% and is due to mature on July 6, 2027, with an option to extend the maturity to July 6, 2028. As of September 30, 2026, the effective interest rate was approximately 6.9%. An annual unused facility fee is charged based on the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during the trailing twelve month period ending each June 30.  The fee will be calculated at 0.25% per annum if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was greater than fifty percent, and will be calculated at 0.15% if the daily average of the unadvanced amount of the Second Amended Credit Facility Loan Agreement during such trailing twelve month period was less than or equal to fifty percent. The obligations under the Second Amended Credit Facility Loan Agreement are secured by certain real estate assets owned by the Second Amended Credit Facility Secured Subsidiaries. The Company entered into a second amended and restated guaranty of payment as of July 6, 2024 (“Second Amended Credit Facility Guaranty,” and together with the Second Amended Credit Facility Loan Agreement, the Second Amended Credit Facility Promissory Note and related instruments, the “Second Amended Credit Facility Loan Documents”) to guarantee the payment to the Second Amended Credit Facility Lender of certain obligations of the Second Amended Credit Facility Secured Subsidiaries under the Second Amended Credit Facility Loan Agreement. The Company and the Second Amended Credit Facility Secured Subsidiaries paid customary fees and expenses in connection with their entry into the Second Amended Credit Facility Loan Documents. The Company also maintains a bank account at the Second Amended Credit Facility Lender. As of September 30, 2026, we have no withdrawn proceeds under the Second Amended Credit Facility Loan Agreement. We currently intend to strategically withdraw proceeds available under the Second Amended Credit Facility Loan Agreement to fund: (i) the acquisition of additional self storage properties, (ii) expansions at existing self storage properties in our portfolio, and/or (iii) joint ventures with third parties for the acquisition and expansion of self storage properties.

On July 8, 2024, in connection with the Second Amended Credit Facility Loan Agreement, the Company entered into a swap transaction for an interest rate derivative with Huntington (the "Cap Rate Agreement") effective July 10, 2024. The notional amount and strike rate are $7,500,000 and 5.25%, respectively. The cost of the initial premium was $57,000 and will be carried as an asset on the balance sheet at fair value. The Cap Rate Agreement terminates on July 6, 2027.

On April 4, 2025, the Company entered into an At the Market Offering Sales Agreement (the "Sales Agreement") with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which the Company could sell through the Agent, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $15,000,000. There were no shares of common stock sold during the three and nine months ended September 30, 2026 under the Sales Agreement.

We continue to actively review a number of store and store portfolio acquisition opportunities and have been working to further develop and expand our current stores. We did not complete any acquisitions in the three and nine months ended September 30, 2026. In addition, we may pursue third-party management opportunities of properties owned by certain affiliates or joint venture partners for a fee, and utilize such relationships with third-party owners as a source for future acquisitions and investment opportunities. As of September 30, 2026, under our third-party management platform, Global MaxManagementSM, we managed one third-party owned property, which was previously rebranded as “Global Self Storage,” had 137,318 leasable square feet and was comprised of 619 climate-controlled and non-climate-controlled units located in Edmond, Oklahoma.

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

As of September 30, 2026, the Company had capital resources totaling approximately $24.3 million, comprised of $7.5 million of cash, cash equivalents, and restricted cash and $2.3 million of marketable securities as of September 30, 2026, and $14.5 million available for withdrawal under the Second Amended Credit Facility Loan Agreement. Capital resources derived from retained cash flow have been and are currently expected to continue to be negligible. Retained operating cash flow represents our expected cash flow provided by operating activities, less stockholder distributions and capital expenditures to maintain stores. These capital resources allow us to continue to execute our strategic business plan, which includes funding acquisitions, either directly or through joint ventures; expansion projects at our existing properties; and broadening our revenue base and pipeline of potential acquisitions through developing Global MaxManagementSM, our third-party management platform. Our board of directors regularly reviews our strategic business plan, including topics and metrices like capital formation, debt versus equity ratios, dividend policy, use of capital and debt, funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) performance, and optimal cash levels. See the section titled "Non-GAAP Financial Measures" for the definition and use of FFO and AFFO.

We expect that the results of our operations will be affected by a number of factors. Many of the factors that will affect our operating results are beyond our control. The Company and its properties could be materially and adversely affected by the risks, or the public perception of the risks, related to, among other things, public health crises, natural disasters and geopolitical events, including the ongoing conflict between Iran and the United States, and Russia and Ukraine and the severe economic sanctions and export controls imposed by the U.S. and other governments against Russia and Russian interests, and Iran and Iranian interests, and the ongoing conflict between Israel and Hamas, financial and credit market volatility and disruptions, inflationary pressures, rising interest rates, supply chain issues, tariff and international trade disruptions, labor shortages and recessionary concerns.

Results of Operations for the Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025

Revenues

Total revenues increased from $3,225,671 during the three months ended September 30, 2025 to $3,244,515 during the three months ended September 30, 2026, an increase of 0.6%, or $18,844. Rental income increased from $3,099,499 during the three months ended September 30, 2025 to $3,117,927 during the three months ended September 30, 2026, an increase of 0.6%, or $18,428. The increase was primarily attributable to increases to existing tenant rates under our proprietary revenue rate management program.

Other property related income consists of tenant insurance fees, sales of storage supplies, and other ancillary revenues. Other property related income increased from $107,911 during the three months ended September 30, 2025 to $108,013 during the three months ended September 30, 2026, an increase of 0.1%, or $102.

Income from our third-party management platform consists of management fees and customer insurance fees. Management fees and other income increased from $18,261 during the three months ended September 30, 2025 to $18,575 during the three months ended September 30, 2026.

Operating Expenses

Total operating expenses decreased from $2,497,241 during the three months ended September 30, 2025 to $2,467,301 during the three months ended September 30, 2026, a decrease of 1.2%, or $29,940, which was attributable primarily to a decrease in general and administrative expenses, partially offset by an increase in store operating expenses. Store operating expenses increased from $1,239,432 during the three months ended September 30, 2025 to $1,270,485 during the three months ended September 30, 2026, an increase of 2.5%, or $31,053. We experienced an increase in store operating expenses for the three months ended September 30, 2026, versus the same period in 2025, due primarily to increased expenses for employment costs and real estate property taxes, partially offset by a decrease in marketing expenses.

General and administrative expenses decreased from $826,220 during the three months ended September 30, 2025 to $780,492 during the three months ended September 30, 2026, a decrease of 5.5%, or $45,728. The decrease in general and administrative expenses during this period is primarily attributable to a decrease in professional fees.

Depreciation and amortization increased from $409,303 during the three months ended September 30, 2025 to $416,324 during the three months ended September 30, 2026.

Operating Income

As a result of the operating effects noted above, operating income increased from $728,430 during the three months ended September 30, 2025 to $777,214 during the three months ended September 30, 2026, an increase of 6.7%, or $48,784.

Other income (expense)

Interest expense on debt decreased from $209,142 during the three months ended September 30, 2025 to $200,286 during the three months ended September 30, 2026. This decrease was attributable to a lower principal balance outstanding.

Dividend, interest, and other income was $75,675 during the three months ended September 30, 2025 and $68,995 during the three months ended September 30, 2026.

The change in unrealized gains and losses on marketable equity securities was an unrealized loss of $98,704 during the three months ended September 30, 2025 and an unrealized loss of $229,231 during the three months ended September 30, 2026.

Net income

For the three months ended September 30, 2025, net income was $496,259, or $0.04 per fully diluted share, and for the three months ended September 30, 2026, net income was $416,692, or $0.04 per fully diluted share.

Results of Operations for the Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025

Revenues

Total revenues increased from $9,546,353 during the nine months ended September 30, 2025 to $9,632,710 during the nine months ended September 30, 2026, an increase of 0.9%, or $86,357. Rental income increased from $9,162,139 during the nine months ended September 30, 2025 to $9,256,571 during the nine months ended September 30, 2026, an increase of 1.0%, or $94,432. The increase was primarily attributable to increases in existing tenant rates under our proprietary revenue rate management program.

Other property related income consists of tenant insurance fees, sales of storage supplies, and other ancillary revenues. Other property related income decreased from $328,789 during the nine months ended September 30, 2025 to $320,407 during the nine months ended September 30, 2026, a decrease of 2.5%, or $8,382. The decrease was primarily attributable to lower merchandise sales as a result of our complimentary high security lock with new rentals marketing promotion.

Income from our third-party management platform consists of management fees and customer insurance fees. Management fees and other income increased from $55,425 during the nine months ended September 30, 2025 to $55,732 during the nine months ended September 30, 2026.

Operating Expenses

Total operating expenses increased from $7,265,330 during the nine months ended September 30, 2025 to $7,589,932 during the nine months ended September 30, 2026, an increase of 4.5%, or $324,602, which was attributable to an increase in store-level operating expenses and an increase in general and administrative expenses. Store operating expenses increased from $3,627,372 during the nine months ended September 30, 2025 to $3,875,538 during the nine months ended September 30, 2026, an increase of 6.8%, or $248,166. We experienced an increase in store operating expenses for the nine months ended September 30, 2026, versus the same period in 2025, due primarily to increased expenses for employment costs and real estate property taxes, partially offset by decreases in marketing expenses, property insurance, and information technology.

General and administrative expenses increased from $2,391,807 during the nine months ended September 30, 2025 to $2,470,390 during the nine months ended September 30, 2026, an increase of 3.3%, or $78,583. The increase in general and administrative expenses during this period is primarily attributable to an increase in employment costs.

Depreciation and amortization increased from $1,223,865 during the nine months ended September 30, 2025 to $1,244,004 during the nine months ended September 30, 2026.

Operating Income

As a result of the operating effects noted above, operating income decreased from $2,281,023 during the nine months ended September 30, 2025 to $2,042,778 during the nine months ended September 30, 2026, a decrease of 10.4%, or $238,245.

Other income (expense)

Interest expense on debt decreased from $647,303 during the nine months ended September 30, 2025 to $607,201 during the nine months ended September 30, 2026. This decrease was attributable to a lower principal balance outstanding and an increase in the mark-to-market gain on the interest rate cap.

Dividend, interest, and other income was $217,404 during the nine months ended September 30, 2025 and $213,716 during the nine months ended September 30, 2026.

The change in unrealized gains and losses on marketable equity securities was an unrealized loss of $135,497 during the nine months ended September 30, 2025 and an unrealized gain of $74,033 during the nine months ended September 30, 2026.

Net income

For the nine months ended September 30, 2025, net income was $ 1,715,627, or $0.15 per fully diluted share, and for the nine months ended September 30, 2026, net income was $1,723,326, or $0.15 per fully diluted share.

Distributions and Closing Market Prices

Distributions for each of the nine months ended September 30, 2026 and 2025 were $0.2175 per share. The Company’s closing market price as of September 30, 2026 and September 30, 2025 was $4.91 and $5.03, respectively. Past market price performance and distribution levels do not guarantee similar results in the future.

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

Self Storage Portfolio

The following discussion and analysis of our same-store self storage operations are presented on a comparative basis for the nine months ended September 30, 2026.

GLOBAL SELF STORAGE STORES

					September 30,	September 30,
					2026	2025
		Year Store	Number	Net Leasable	Square Foot	Square Foot
Property(1)	Address	Opened / Acquired	of Units	Square Feet	Occupancy %	Occupancy %
OWNED STORES
SSG BOLINGBROOK LLC	296 North Weber Road, Bolingbrook, IL 60440	1997 / 2013	811	114,000	94.3%	91.4%
SSG CLINTON LLC	6 Heritage Park Road, Clinton, CT 06413	1996 / 2016	180	29,283	82.0%	89.3%
SSG DOLTON LLC	14900 Woodlawn Avenue, Dolton, IL 60419	2007 / 2013	652	86,590	94.9%	94.1%
SSG FISHERS LLC	13942 East 96th Street, McCordsville, IN 46055	2007 / 2016	547	76,385	91.6%	93.9%
SSG LIMA LLC	1910 West Robb Avenue, Lima, OH 45805	1996 / 2016	755	94,931	94.1%	91.4%
SSG MERRILLVILLE LLC	6590 Broadway, Merrillville, IN 46410	2005 / 2013	570	81,270	93.6%	91.5%
SSG MILLBROOK LLC	3814 Route 44, Millbrook, NY 12545	2008 / 2016	258	24,462	95.8%	93.9%
SSG ROCHESTER LLC	2255 Buffalo Road, Rochester, NY 14624	2010 / 2012	646	68,161	96.7%	97.0%
SSG SADSBURY LLC	21 Aim Boulevard, Sadsburyville, PA 19369	2006 / 2012	696	78,875	93.2%	95.2%
SSG SUMMERVILLE I LLC	1713 Old Trolley Road, Summerville, SC 29485	1990 / 2013	572	76,210	88.1%	93.9%
SSG SUMMERVILLE II LLC	900 North Gum Street, Summerville, SC 29483	1997 / 2013	248	43,209	93.0%	93.6%
SSG WEST HENRIETTA LLC	70 Erie Station Road, West Henrietta, NY 14586	2016 / 2019	484	55,550	91.6%	92.4%
TOTAL/AVERAGE SAME-STORES			6,419	828,926	92.9%	93.2%

MANAGED STORES
TPM EDMOND LLC	14000 N I 35 Service Rd, Edmond, OK 73013	2015 / 2019	619	137,318	94.9%	96.1%
TOTAL/AVERAGE MANAGED STORES			619	137,318	94.9%	96.1%

TOTAL/AVERAGE ALL OWNED/MANAGED STORES			7,038	966,244	93.2%	93.6%

(1)	Each store is directly owned or managed by the Company’s wholly owned subsidiary listed in the table.

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

Same-Store Self Storage Operations

We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation or expansion. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, dispositions, or new ground-up developments. As of September 30, 2026, we owned twelve same-store properties and zero non-same-store properties. The Company believes that by providing same-store results from a stabilized pool of stores, with accompanying operating metrics including, but not limited to, variances in occupancy, rental revenue, operating expenses, and NOI, stockholders and potential investors are able to evaluate operating performance without the effects of non-stabilized occupancy levels, rent levels, expense levels, acquisitions, or completed developments. Same-store results should not be used as a basis for future same-store performance or for the performance of the Company’s stores as a whole.

Same-store occupancy as of September 30, 2026 decreased by 0.3% to 92.9% from 93.2% as of September 30, 2025.

Same-store revenues increased by 0.6% and 0.9% for the three and nine months ended September 30, 2026 versus the same periods in 2025. Same-store cost of operations increased by 2.5% and 6.8% for the three and nine months ended September 30, 2026 versus the same periods in 2025. Same-store NOI decreased by 0.6% and 2.8% for the three and nine months ended September 30, 2026 versus the same periods in 2025. The decrease in same-store NOI during the three and nine months ended September 30, 2026 was due primarily to an increase in store operating expenses.

We believe that our results were driven by, among other things, our internet and digital marketing initiatives which helped maintain our overall average same-store occupancy of approximately 92.9% as of September 30, 2026. Also, contributing to our results were our customer service efforts which we believe were essential in building local brand loyalty, resulting in strong referral and word-of-mouth market demand for our storage units and services. Another contributing factor to our results was our competitor move-in rate metrics analysis which employs internet data scraping and other methods to help keep our storage unit move-in rates “in the market,” and our proprietary revenue rate management program which helped increase existing tenant rates while optimizing store occupancy.

These results are summarized as follows:

SAME - STORE PROPERTIES

Three Months Ended September 30,	2026	2025	Variance	% Change
Revenues	$3,225,940	$3,207,410	$18,530	0.6%
Cost of operations	$1,270,485	$1,239,432	$31,053	2.5%
Net operating income	$1,955,455	$1,967,978	$(12,523)	-0.6%
Depreciation and amortization	$369,973	$363,027	$6,946	1.9%
Net leasable square footage at period end*	828,926	829,373	(447)	-0.1%
Net leased square footage at period end	770,153	772,660	(2,507)	-0.3%
Overall square foot occupancy at period end	92.9%	93.2%	-0.3%	-0.3%
Total annualized revenue per leased square foot	$16.75	$16.60	$0.15	0.9%
Total available leasable storage units*	6,419	6,423	(4)	-0.1%
Number of leased storage units	5,863	5,849	14	0.2%

SAME - STORE PROPERTIES

Nine Months Ended September 30,	2026	2025	Variance	% Change
Revenues	$9,576,978	$9,490,928	$86,050	0.9%
Cost of operations	$3,875,538	$3,627,372	$248,166	6.8%
Net operating income	$5,701,440	$5,863,556	$(162,116)	-2.8%
Depreciation and amortization	$1,105,053	$1,085,040	$20,013	1.8%
Net leasable square footage at period end*	828,926	829,373	(447)	-0.1%
Net leased square footage at period end	770,153	772,660	(2,507)	-0.3%
Overall square foot occupancy at period end	92.9%	93.2%	-0.3%	-0.3%
Total annualized revenue per leased square foot	$16.58	$16.38	$0.20	1.2%
Total available leasable storage units*	6,419	6,423	(4)	-0.1%
Number of leased storage units	5,863	5,849	14	0.2%

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

The following table presents a reconciliation of same-store net operating income to net income as presented on our consolidated statements of operations for the periods indicated (unaudited):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$416,692	$496,259	$1,723,326	$1,715,627
Adjustments:
Management fees and other income	(18,575)	(18,261)	(55,732)	(55,425)
General and administrative	780,492	826,220	2,470,390	2,391,807
Depreciation and amortization	416,324	409,303	1,244,004	1,223,865
Business development	—	22,286	—	22,286
Dividend and interest	(68,995)	(75,675)	(213,716)	(217,404)
Unrealized loss (gain) on marketable equity securities	229,231	98,704	(74,033)	135,497
Interest expense	200,286	209,142	607,201	647,303
Total same-store net operating income	$1,955,455	$1,967,978	$5,701,440	$5,863,556

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Same-store revenues	$3,225,940	$3,207,410	$9,576,978	$9,490,928
Same-store cost of operations	1,270,485	1,239,432	3,875,538	3,627,372
Total same-store net operating income	$1,955,455	$1,967,978	$5,701,440	$5,863,556

Analysis of Same-Store Revenue

For the three and nine months ended September 30, 2026, same-store revenue increased 0.6%, or $18,530, and 0.9%, or $86,050, versus the same periods in 2025. Same-store average overall square foot occupancy for all of the Company’s same-store properties decreased to 92.9% as of September 30, 2026, down from 93.2% as of September 30, 2025.

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

As of September 30, 2026, we observed no material degradation in rent collections. However, we believe that our bad debt losses could increase from historical levels, due to (i) cumulative stress (such as inflation, recession fears, etc.) on our customers’ financial capacity and (ii) reduced rent recoveries from auctioned units.

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

Importantly, we continue to refine our proprietary revenue rate management program which includes regular internet data scraping of local competitors’ prices. We do this in seeking to maintain our competitive market price advantage for our various sized storage units at our stores. This program helps us in seeking to optimize each store’s occupancies and maximize our self storage revenue and NOI. We believe that, through our various marketing initiatives, we can continue to attract high-quality, long-term tenants who we expect will be storing with us for years. As of September 30, 2026, our average tenant duration of stay was approximately 3.7 years, which was up from approximately 3.5 years as of September 30, 2025.

Analysis of Same-Store Cost of Operations

For the three and nine months ended September 30, 2026, same-store cost of operations increased by 2.5%, or $31,053, and 6.8%, or $248,166, versus the same periods in 2025. This increase in same-store cost of operations was due primarily to increased expenses for employment costs and real estate property taxes, partially offset by a decrease in marketing expenses.

Employment. On-site store manager, regional manager, and district manager payroll expense increased 5.8%, or $22,025, and 13.6%, or $146,993 for the three and nine months ended September 30, 2026, versus the same periods in 2025. The increase was due primarily to timing of routine employee hiring and departures and increased medical insurance expenses. We currently expect growth of store-level employment costs related to employee headcount to return to lower historic levels, which will be partially offset by inflationary increases in compensation rates for existing employees and other increases in compensation costs as we potentially add new stores.

Real Estate Property Tax. Store property tax expense increased 13.2%, or $51,707, and 16.2%, or $182,792 for the three and nine months ended September 30, 2026, versus the same periods in 2025. The increase was due primarily to increased property assessment valuations for certain properties in our portfolio. We are taking steps to appeal these reassessments as they arise, but there is no guarantee that these increased assessments will be reduced.

Administrative. We classify administrative expenses as bank charges related to processing the stores’ cash receipts, credit card fees, repairs and maintenance, utilities, landscaping, alarm monitoring and trash removal. Administrative expenses decreased 3.7%, or $9,790, and 1.0%, or $7,269 in the three and nine months ended September 30, 2026, versus the same periods in 2025. We currently expect inflationary increases in administrative costs during the remainder of 2026.

Repairs and Maintenance. Repairs and maintenance expense increased 8.6%, or $5,448, and 8.8%, or $15,195 for the three and nine months ended September 30, 2026, versus the same periods in 2025. These expenses increased during the three and nine months ended September 30, 2026, versus the same periods in 2025 primarily due to one-time repairs and maintenance and inflationary increases.

Utilities. Our utility expenses are currently comprised of electricity, oil, and gas costs, which vary by store and are dependent upon energy prices and usage levels. Changes in usage levels are driven primarily by weather and temperature. Our utilities expenses are also affected by the ongoing LED light replacement program at all of our stores, which has resulted in lower electricity usage. Utilities expense decreased 19.9%, or $19,181, and 8.9%, or $23,739 for the three and nine months ended September 30, 2026, versus the same periods in 2025, primarily due to the correction of a utility billing error at one of our stores in the third quarter of 2026. It is difficult to estimate future utility costs because weather, temperature, and energy prices are volatile and unpredictable. However, based upon current trends and expectations regarding commercial electricity rates, we currently expect inflationary increases in rates partially offset by lower usage resulting in higher utility costs for the remainder of 2026.

Landscaping. Landscaping expenses, which include snow removal costs, increased 2.5%, or $645, and 1.4%, or $1,311, for the three and nine months ended September 30, 2026, versus the same periods in 2025. Landscaping expense levels are dependent upon many factors such as weather conditions, which can impact landscaping needs including, among other things, snow removal, inflation in material and labor costs, and random events. We currently expect inflationary increases in landscaping expense for the remainder of 2026, excluding snow removal expense, which is primarily weather dependent and unpredictable.

Marketing. Marketing expense consists principally of internet advertising and the operating costs of our 24/7 kiosk and telephone call and reservation center. Marketing expense varies based upon demand, occupancy levels, and other factors. Internet advertising, in particular, can increase or decrease significantly over the short term in response to these factors. Marketing expense decreased 35.3%, or $32,982, and 11.3%, or $29,956, for the three and nine months ended September 30, 2026, versus the same periods in 2025. Based upon current trends in move-ins, move-outs, and occupancies, and the successful transition in the second quarter of 2026 from kiosks and a live agent call center to use of a QR code-based quick access page and an artificial intelligence-based virtual agent call center, we currently expect marketing expense to decrease for the remainder of 2026.

General. Other direct store costs include general and administrative expenses incurred at the stores. General expenses include items such as store insurance, business license costs, and the cost of operating each store’s rental office including supplies and telephone and data communication lines. General expenses decreased 11.9%, or $12,473, and 15.1%, or $53,923, for the three and nine months ended September 30, 2026, versus the same periods in 2025. The decrease in general expenses during the three and nine months ended September 30, 2026, versus the same periods in 2025 was primarily due to one-off cloud-based software expenses during the six months ended June 30, 2025 and reduced store insurance expenses in 2026. We currently expect moderate increases in direct store costs during the remainder of 2026.

Lien Administration. Lien administration expenses increased 1.7%, or $124, and 18.1%, or $3,396, in the three and nine months ended September 30, 2026, versus the same periods in 2025.

Analysis of Global Self Storage FFO and AFFO

The following tables present reconciliation and computation of net income to funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) and earnings per share to FFO and AFFO per share (unaudited):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$416,692	$496,259	$1,723,326	$1,715,627
Eliminate items excluded from FFO:
Unrealized loss (gain) on marketable equity securities	229,231	98,704	(74,033)	135,497
Depreciation and amortization	416,324	409,303	1,244,004	1,223,865
FFO attributable to common stockholders	1,062,247	1,004,266	2,893,297	3,074,989
Adjustments:
Compensation expense related to stock-based awards	86,785	70,948	276,972	243,902
Business development	—	22,286	—	22,286
AFFO attributable to common stockholders	$1,149,032	$1,097,500	$3,170,269	$3,341,177

Earnings per share attributable to common stockholders - basic	$0.04	$0.04	$0.15	$0.15
Earnings per share attributable to common stockholders - diluted	$0.04	$0.04	$0.15	$0.15
FFO per share - diluted	$0.09	$0.09	$0.26	$0.27
AFFO per share - diluted	$0.10	$0.10	$0.28	$0.30

Weighted average shares outstanding - basic	11,249,177	11,174,369	11,231,836	11,158,957
Weighted average shares outstanding - diluted	11,304,316	11,232,624	11,286,648	11,218,892

FFO increased 5.8%, or $57,981, and decreased 5.9%, or $181,692, for the three and nine months ended September 30, 2026, versus the same periods in 2025. FFO per diluted share was the same at $0.09 per share, and decreased from $0.27 per share to $0.26 per share, for the three and nine months ended September 30, 2026, versus the same periods in 2025. AFFO increased 4.7%, or $51,532, and decreased 5.1%, or $170,908, for the three and nine months ended September 30, 2026, versus the same periods in 2025. AFFO per diluted share was the same at $0.10 per share, and decreased from $0.30 per share to $0.28 per share, for the three and nine months ended September 30, 2026, versus the same periods in 2025.

Analysis of Global Self Storage Store Expansions and Redevelopment Operations

In addition to actively reviewing a number of store and portfolio acquisition candidates, we have been working to further redevelop and expand our current stores. In 2020, we completed three expansion / conversion projects at our properties located in Millbrook, NY, McCordsville, IN, and West Henrietta, NY. In 2021, 2023, and 2026, we completed conversion projects at our property located in Lima, OH.

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

In 2025, the Company began reviewing plans to convert certain student housing space to approximately 2,400 leasable square feet of all-climate-controlled units at the Lima, OH property. In January 2026, the Company completed such conversion, resulting in a new total of 763 units and 94,931 leasable square feet at the Lima, OH property. Upon completion, total area occupancy was approximately 90.6%. As of September 30, 2026, the Lima, OH store’s total area occupancy was approximately 94.1%. This conversion did not constitute a significant renovation or expansion because it only added approximately 2,400 leasable square feet of self storage to the property. As such, our Lima, OH property remained a same-store property.

Analysis of Realized and Unrealized Gains (Losses)

Unrealized gains and losses on the Company’s investment in marketable equity securities for the three and nine months ended September 30, 2026 were an unrealized loss of $229,231 and unrealized gain of $74,033, respectively. As we continue to acquire and/or develop additional stores, as part of the funding for such activities, we may liquidate our investment in marketable equity securities and potentially realize gains or losses. As of September 30, 2026, our cumulative unrealized gain on marketable equity securities was $1,570,112. There were no realized gains or losses for the nine months ended September 30, 2026.

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

●

For taxable years beginning on or after January 1, 2026, the OBBBA relaxed the REIT asset test requirement with respect to taxable REIT subsidiaries, providing that not more than 25% (relaxed from 20%) of the gross value of a REIT’s assets may be represented by securities of one or more taxable REIT subsidiaries.

●

The OBBBA permanently extended the pass-through qualified business income deduction, generally allowing eligible taxpayers to deduct up to 20% of qualified REIT dividends.  This deduction was scheduled to expire for tax years beginning on or after January 1, 2026.

●

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

(a) None.

(b) None.

(c) None.

Item 3.         Defaults Upon Senior Securities.

(a) None.

(b) None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item 5.         Other Information.

(a) None.

(b) None.

(c) During the three months ended  September 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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

101. The following materials from Global Self Storage, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, are formatted in Inline XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations and Comprehensive Income, (3) the Consolidated Statement of Stockholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) the Notes to Consolidated Financial Statements (Unaudited).

X

104. The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 has been formatted in Inline XBRL (eXtensible Business Reporting Language) and is included in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL SELF STORAGE, INC.

Date: November 6, 2026	/s/ Mark C. Winmill
	By:	Mark C. Winmill, Chief Executive Officer, President and Chairman of the Board of Directors
(Signing on behalf of the registrant as Principal Executive Officer)

Date: November 6, 2026	/s/ Thomas O’Malley
	By:	Thomas O’Malley, Chief Financial Officer, Chief Accounting Officer, Treasurer and Senior Vice President
(Signing on behalf of the registrant as Principal Financial Officer and Principal Accounting Officer)